Form 10-K
period 2013-12-31
Empire State Realty OP, L.P.
filed 2014-03-24
CIK 1553079

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number: 001-36105
EMPIRE STATE REALTY OP, L.P.
(Exact name of Registrant as specified in its charter)

Delaware	45-4685158
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One Grand Central Place, 60 East 42nd Street, New York, New York 10165
(Address of principal executive offices) (Zip Code)
(212) 687-8700
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Series ES operating partnership units	New York Stock Exchange - Arca
Series 60 operating partnership units	New York Stock Exchange - Arca
Series 250 operating partnership units	New York Stock Exchange - Arca

Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes   ☐    No ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes   ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐
The Registrant became subject to filing requirements on October 1, 2013.
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
As of March 21, 2014, there were 46,134,135 units of the Registrants' Series ES operating partnership units outstanding, 12,570,434 units of the Series 60 operating partnership units outstanding, and 6,578,014 units of the Series 250 operating partnership units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Our sole general partner is Empire State Realty Trust, Inc. Portions of the Empire State Realty Trust, Inc.'s Proxy Statement for its 2014 Annual Stockholders' Meeting (which is scheduled to be held on June 11, 2014) to be filed within 120 days after the end of Empire State Realty Trust, Inc.'s fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

DEFINITIONS

•	"annualized rent" represents annualized base rent and current reimbursement for operating expenses and real estate taxes;

•
"formation transactions" mean a series of transactions pursuant to which we acquired, substantially currently with the completion of the Offering on October 7, 2013 through a series of contributions and merger transactions, our portfolio of real estate assets that were held by the existing entities, the ownership interests in the certain management entities of our predecessor and one development parcel;

•
"fully diluted basis" means all outstanding shares of Empire State Realty Trust, Inc.'s Class A common stock at such time plus shares of Class A common stock that may be issuable upon the exchange of operating partnership units on a one-for-one basis and shares of Class A common stock issuable upon the conversion of Class B common stock on a one-for-one basis, which is not the same as the meaning of “fully diluted” under generally accepted accounting principles in the United States of America, or "GAAP";

•
"enterprise value" means all outstanding shares of Empire State Realty Trust, Inc.'s Class A common stock at such time plus shares of Class A common stock that may be issuable upon the exchange of operating partnership units on a one-for-one basis and shares of Class A common stock issuable upon the conversion of Class B common stock on a one-for-one basis multiplied by the Class A common share price at December 31, 2013 plus consolidated debt at December 31, 2013;

•	"greater New York metropolitan area" means Fairfield County, Connecticut and Westchester County, New York;

•
"Malkin Group” means all of the following, as a group: Anthony E. Malkin, Peter L. Malkin and each of their spouses and lineal descendants (including spouses of such descendants), any estates of any of the foregoing, any trusts now or hereafter established for the benefit of any of the foregoing, or any corporation, partnership, limited liability company or other legal entity controlled by Anthony E. Malkin or any permitted successor in such entity for the benefit of any of the foregoing; provided, however that solely with respect to tax protection rights and parties who entered into the contribution agreements with respect to the formation transactions, the Malkin Group shall also include the lineal descendants of Lawrence A. Wien and his spouse (including spouses of such descendants), any estates of the foregoing, any trusts now or hereafter established for the benefit of any of the foregoing, or any corporation, partnership, limited liability company or other legal entity controlled by Anthony E. Malkin for the benefit of the foregoing;

•	the "Offering" means the initial public offering of Class A common stock of Empire State Realty Trust, Inc. which was completed on October 7, 2013;

•
"option properties" mean our right to acquire long-term leasehold and/or sub-leasehold interests in 1400 Broadway and/or 112 West 34th Street (including fee title interest in a small connected structure at 122 West 34th Street);

•	"our company," "we," "us" and "our" refer to Empire State Realty OP L.P., a Delaware limited partnership, together with its consolidated subsidiaries;

•
"our predecessor" means a combination of (i) controlling interests in (a) 16 office and retail properties, (b) one development parcel, and (c) certain management companies, which were owned by certain entities that Anthony E. Malkin and Peter L. Malkin, as sponsors, owned interests in and controlled, which we collectively refer to as the controlled entities, and (ii) non-controlling interests in four office properties (which include two of the 16 properties set forth in (i) above), held through entities which we collectively refer to as the non-controlled entities, and are presented as uncombined entities in our combined financial statements. Specifically, the term “our predecessor” means (i) Malkin Holdings LLC, a New York limited liability company that acted as the supervisor of, and performed various asset management services and routine administration with respect to, certain of the existing entities, which we refer to as “the supervisor;” (ii) the limited liability companies or limited partnerships that previously (a) owned, directly or indirectly and either through a fee interest or a long-term leasehold in the underlying land, and/or (b) operated, directly or indirectly and through a fee interest, an operating lease, an operating sublease or an operating sub-sublease, the 18 office and retail properties (which include non-controlling interests in four office properties for which Malkin Holdings LLC acted as the supervisor but that are not consolidated into our predecessor for accounting purposes) and entitled land that will support the development of an approximately 380,000 rentable square foot office building and garage that we own after the formation transactions, which we refer to as the “existing entities;” (iii) Malkin Properties, L.L.C., a New York limited liability company that served as the manager and leasing agent for certain of the existing entities in Manhattan, which we refer to as “Malkin Properties;” (iv) Malkin Properties of New York, L.L.C., a New York limited liability company that served as the manager and leasing agent for certain of the existing entities in Westchester County, New York, which we refer to as “Malkin Properties NY;” (v) Malkin Properties of Connecticut, Inc., a Connecticut corporation that served as the manager and leasing agent for certain of the existing entities in the State of Connecticut, which we refer to as “Malkin Properties CT;” and (vi) Malkin Construction Corp., a Connecticut corporation that is a general contractor and provided services to certain of the existing entities and third parties (including certain tenants at the properties in our portfolio), which we refer to as “Malkin Construction.” The term “the predecessor’s management companies” refers to the supervisor, Malkin Properties, Malkin Properties NY, Malkin Properties CT and Malkin Construction, collectively;

•	"securityholder" means holders of our Series ES, Series 250, Series 60 and Series PR operating partnership units, including those units held by Empire State Realty Trust, Inc.;

•	"traded OP Units" means our Series ES, Series 250 and Series 60 operating partnership units.

PART I
ITEM 1. BUSINESS

Overview
Empire State Realty OP, L.P. is the entity through which Empire State Realty Trust, Inc. ("ESRT"), a self-administered and self-managed real estate investment trust, or REIT, conducts all of its business and owns (either directly or through subsidiaries) substantially all of its assets. We own, manage, operate, acquire and reposition office and retail properties in Manhattan and the greater New York metropolitan area. Empire State Realty Trust, Inc.'s Class A common stock, par value $0.01 per share, is listed on the New York Stock Exchange under the symbol "ESRT."
As of December 31, 2013, our total portfolio, containing 8.4 million rentable square feet of office and retail space, was 86.1% occupied. Including signed leases not yet commenced, our total portfolio was 87.7% leased. As of December 31, 2013, we owned 12 office properties (including one long-term ground leasehold interest) encompassing approximately 7.7 million rentable square feet of office space, which were approximately 85.6% occupied or 87.3% leased including signed leases not yet commenced. Seven of these properties are located in the midtown Manhattan market and encompass in the aggregate approximately 5.9 million rentable square feet of office space, including the Empire State Building. Our Manhattan office properties also contain an aggregate of 418,377 rentable square feet of premier retail space on their ground floor and/or lower levels. Our remaining five office properties are located in Fairfield County, Connecticut and Westchester County, New York, encompassing in the aggregate approximately 1.8 million rentable square feet. The majority of square footage for these five properties is located in densely populated metropolitan communities with immediate access to mass transportation. Additionally, we have entitled land at the Stamford Transportation Center in Stamford, Connecticut, adjacent to one of our office properties, that will support the development of an approximately 380,000 rentable square foot office building and garage, which we refer to herein as Metro Tower. As of December 31, 2013, our portfolio also included four standalone retail properties located in Manhattan and two standalone retail properties located in the city center of Westport, Connecticut, encompassing 204,175 rentable square feet in the aggregate. As of December 31, 2013, our standalone retail properties were 97.7% leased in the aggregate.
In addition, we have an option to acquire from affiliates of our predecessor two additional Manhattan office properties encompassing approximately 1.5 million rentable square feet of office space and 153,209 rentable square feet of retail space at the base of the buildings. For a description of our option properties, see "Item 2. Properties - Option Properties."
The Empire State Building offers panoramic views of New York and neighboring states from its world-famous 86th and 102nd floor observatories that draw millions of visitors per year. The number of visitors to the observatories was approximately 4.3 million and 4.2 million for the years ended December 31, 2013 and 2012, respectively. The 86th floor observatory has a 360-degree outdoor deck as well as indoor viewing galleries to accommodate guests day and night, all year-round. The 102nd floor observatory is entirely indoors and offers a 360-degree view of New York City from 1,250 feet above ground.
We were organized as a Delaware limited partnership on November 28, 2011. We did not have any assets other than cash and did not have any meaningful operating activity until the consummation of the Offering and the related acquisition of our predecessor and certain non-controlled entities controlled by our predecessor on October 7, 2013 as part of the formation transactions. Our operations commenced upon completion of the Offering and related formation transactions on October 7, 2013. ESRT, as the sole general partner in our company, has responsibility and discretion in the management and control in our company, and our limited partners, in such capacity, have no authority to transact business for, or participate in the management activities of our company. As of December 31, 2013, ESRT owned approximately 38.9% of our operating partnership units.
Our Competitive Strengths
We believe that we distinguish ourselves from other owners and operators of office and retail properties as a result of the following competitive strengths:

•
Irreplaceable Portfolio of Office Properties in Midtown Manhattan. Our Manhattan office properties are located in one of the most prized office markets in the world due to a combination of supply constraints, high barriers to entry, near-term and long-term prospects for job creation, vacancy absorption and rental rate growth. Management believes these properties could not be replaced today on a cost-competitive basis, if at all. As of December 31, 2013, we owned seven Manhattan office properties (including one long-term ground leasehold interest) encompassing approximately 5.9 million rentable square feet of office space, including the Empire State Building, our flagship property. Unlike traditional office buildings, the Empire State Building provides us with a significant source of income from its observatory and broadcasting operations. All of these properties include premier retail space on their ground floor and/or lower levels, which comprise 418,377 rentable square feet in the aggregate and some of which have recently undergone significant redevelopments. We believe the high quality of our buildings, services and amenities, their desirable locations and commuter access to mass transportation should allow us to increase rents and occupancy to generate positive cash flow and growth.

•
Expertise in Repositioning and Redeveloping Manhattan Office Properties. We have substantial expertise in redeveloping and repositioning Manhattan office properties, having invested a total of approximately $438.0 million (excluding tenant improvement costs and leasing commissions) in our Manhattan office properties since we assumed full control of the day-to-day management of these properties beginning with One Grand Central Place in November 2002 through 2006. We have gained substantial experience in upgrading, redeveloping and modernizing (or are in the process thereof) building lobbies, corridors, bathrooms and elevator cabs and old, antiquated spaces to include new ceilings, lighting, pantries and base building systems (including electric distribution and air conditioning, as well as enhanced tenant amenities. We have successfully aggregated and are continuing to aggregate smaller spaces to offer larger blocks of space, including multiple floors, that are attractive to larger, higher credit-quality tenants and to offer new, pre-built suites with improved layouts. As part of this program, we have converted some or all of the second floor office space of certain of our Manhattan office properties to higher rent retail space. We believe that the post-redevelopment high quality of our buildings and the service we provide also attract higher credit-quality tenants at rents above similar vintage buildings, and below new construction, thus defining a new price point and allowing us to grow cash flow. In addition, we believe that, based on the results of our base building energy efficiency retrofit, and energy efficient tenant build-outs, at the Empire State Building, the lessons of which we are applying throughout our portfolio, we derive cost savings through innovative energy efficiency retrofitting and sustainability initiatives, reducing direct and indirect energy costs paid both by tenants and by us throughout our other Manhattan office properties and greater New York metropolitan area office properties, and that this improves our competitive position.

•
Leader in Energy Efficiency Retrofitting. We have pioneered certain practices in energy efficiency at the Empire State Building where we have partnered with the Clinton Climate Initiative, Johnson Controls Inc., Jones Lang LaSalle and the Rocky Mountain Institute to create and implement a groundbreaking, replicable process for integrating energy efficiency retrofits in the existing built environment. The reduced energy consumption reduces costs for us and our tenants, and we believe creates a competitive advantage for our properties. We believe that higher quality tenants in general place a higher priority on sustainability, controlling costs, and minimizing contributions to greenhouse gases. We believe our expertise in this area gives us the opportunity to attract higher quality tenants at higher rental rates and to reduce our expenses. As a result of our efforts, approximately 53.1% of our portfolio square feet is Energy Star certified, including the Empire State Building. We are implementing cost justified energy efficiency retrofit projects in our Manhattan and greater New York metropolitan area office properties based on our work at the Empire State Building. Finally, we maintain a series of management practices utilizing recycling of tenant and construction waste, recycled content carpets, low off-gassing paints and adhesives, “green” pest control and cleaning solutions, and recycled paper products throughout our office portfolio. We believe that our portfolio’s attractiveness is enhanced by these practices and that this should result in higher rental rates, longer lease terms and higher quality tenants.

•
Attractive Retail Locations in Densely Populated Metropolitan Communities. As of December 31, 2013, our portfolio also included six standalone retail properties and retail space at the ground floor and/or lower levels of our Manhattan office properties, encompassing 622,552 rentable square feet in the aggregate, which were approximately 91.9% occupied in the aggregate. All of these properties are located in premier retail corridors with convenient access to mass transportation, a diverse tenant base and high pedestrian traffic and/or main destination locations. Our retail portfolio includes 601,396 rentable square feet located in Manhattan and 21,156 rentable square feet located in Westport, Connecticut. Our retail tenants cover a number of industries, including financial services, and include Allen Edmonds; Ann Taylor; AT&T; Bank of America; Bank Santander (Sovereign Bank); Best Buy Mobile; Charles Schwab; Chipotle; Duane Reade (a division of Walgreen Co.); Ethan Allen; FedEx/Kinko’s; Food Emporium; Gamestop; HSBC; JP Morgan Chase; Loews Theatre; Lululemon; Men’s Wearhouse; Nike; Panera Bread; Potbelly Sandwich Works; Sprint; Starbucks; Theory; TJ Maxx; Urban Outfitters; and Walgreens. Our Westport, Connecticut retail properties are located on Main Street, the main pedestrian thoroughfare in Westport, Connecticut, and have the advantage of being adjacent to one of the few available large-scale parking lots in town.

•
Experienced and Committed Management Team with Proven Track Record. Our senior management team is highly regarded in the real estate community and has extensive relationships with a broad range of brokers, owners, tenants and lenders. We have developed relationships we believe enable us to both secure high credit-quality tenants on attractive terms, as well as provide us with potential acquisition opportunities. We have substantial in-house expertise and resources in asset and property management, leasing, marketing, acquisitions, construction, development and financing and a platform that is highly scalable. Members of our senior management team have worked in the real estate industry for an average of approximately 30 years. We take an intensive, hands-on approach to the management of our portfolio and quality brand building. As of December 31, 2013, our senior management team owned 12.5% of ESRT's common stock on a fully diluted basis (including shares of common stock as to which Anthony E. Malkin has the right to vote, but does not have a primary interest), and therefore their interests are aligned with those of ESRT's stockholders and they are incentivized to maximize returns to ESRT's stockholders.

•
Strong Balance Sheet Well Positioned For Future Growth. As of December 31, 2013, we had total debt outstanding of approximately $1.2 billion, with a weighted average interest rate of 4.56% and a weighted average maturity of 3.1 years. Additionally, we had approximately $452.4 million of available borrowing capacity under our loans and secured revolving and term credit facility as of December 31, 2013. Our debt represented 24.3% of enterprise value. We have approximately $197.5 million of debt maturing in 2014 and approximately $90.5 million maturing in 2015. Our low level of leverage gives us flexibility to cover our capital program and to take advantage of opportunities to acquire additional properties as and when we see compelling opportunities. Our fiscal strength and disciplined ownership and operation of our business has enabled us to weather multiple market downturns and challenging financing environments.

Business and Growth Strategies
Our primary business objectives are to maximize cash flow and total returns to our stockholders and to increase the value of our properties through the pursuit of the following business and growth strategies:

•
Vacating, Redeveloping, and Leasing of Redeveloped Space at Our Manhattan Office Properties. As of December 31, 2013, our Manhattan office properties (excluding the retail component of these properties) were approximately 84.4% occupied, or 86.0% leased including signed leases not commenced, and had approximately 0.8 million rentable square feet of available space (excluding signed leases not commenced). Our program of redevelopment necessarily includes vacating older less desirable suites; demolishing them for re-leasing as full or multi-floor blocks, or as new pre-built suites; and re-leasing them. We believe our redevelopment and repositioning program for our Manhattan office properties results in our leasing space to better credit tenants and higher rents. Over time, as we have created and redeveloped large blocks of available space, we have leased them to higher quality tenants at higher rents, and intend to continue to execute on this program over the years to come. To date we believe these efforts have accelerated our ability to lease space to new higher credit-quality tenants, many of which have expanded the office space they lease from us over time. We also employ a pre-built suite strategy in selected portions of some of our properties to appeal to many credit-worthy smaller tenants by fitting out some available space with new ceilings, lighting, pantries and base building systems (including electric distribution and air conditioning) for immediate occupancy. These pre-built suites deploy energy efficiency strategies developed in our work at the Empire State Building and are designed with efficient layouts sought by a wide array of users which we believe will require only minor painting and carpeting for future re-leasing thus reducing our future costs. Over time, as we have redeveloped the spaces in our buildings, we believe we will increase our occupancy.

•
Increase Existing Below-Market Rents. The purpose of our redevelopment is to rent to better credit tenants at higher rents. To date, we have capitalized on this opportunity and we believe we can execute on the successful repositioning of our Manhattan office portfolio and improving market fundamentals to increase rents. For example, we expect to benefit from the re-leasing of 6.3%, or approximately 373,393 rentable square feet (including month-to-month leases), of our Manhattan office leases expiring through December 31, 2014, which we generally believe are currently at below market rates. These expiring leases represent a weighted average base rent of $46.04 per square foot based on current measurements. As older leases expire, we expect to continue to upgrade certain space to further increase rents. Our concentration in Manhattan and the greater New York metropolitan area should also enable us to benefit from increased rents associated with current and anticipated near-term improvements in the financial and economic environment in these areas. We also expect to benefit from our price positioning, above comparable vintage properties, and below new construction.

•
Complete the Redevelopment and Repositioning of Our Current Portfolio. We intend to continue to increase occupancy, improve tenant quality and enhance cash flow and value by completing the redevelopment and repositioning of our Manhattan office properties. We intend selectively to continue to allow leases for smaller spaces to expire or relocate smaller tenants in order to aggregate, demolish and re-demise existing office space into larger blocks of vacant space, which we believe will attract higher credit-quality tenants at higher rental rates. We apply rigorous underwriting analysis to determine if aggregation of vacant space for future leasing to larger tenants will improve our cash flows over the long term. In addition, we are a leader in developing economically justified energy efficiency retrofitting and sustainability and have made it a portfolio-wide initiative. We believe this makes our properties desirable to high credit-quality tenants at higher rental rates and longer lease terms.

•
Pursue Attractive Acquisition and Development Opportunities. We will opportunistically pursue attractive opportunities to acquire office and retail properties, including the option properties, for which the purchase price is payable in a combination of shares of ESRT common stock and operating partnership units, except with respect to the estate of Leona M. Helmsley, which will have the right to elect to receive all cash. See Note 10 to our consolidated and combined financial statements for further information on our option properties. For the foreseeable future, we intend to focus our acquisition strategy primarily on Manhattan office properties and, to a lesser extent, office and multi-tenanted retail properties in densely populated communities in the greater New York metropolitan area and other markets we may identify in the future. We believe we can utilize our industry relationships (including well-known real estate owners in Manhattan), brand recognition, and our expertise in redeveloping and repositioning office properties to identify acquisition opportunities where we believe we can increase occupancy and rental rates. We also believe there is significant growth opportunity to acquire and reposition additional stand-alone retail spaces. Our strong balance sheet, access to capital, and ability to offer operating partnership units in tax deferred acquisition transactions should give us significant flexibility in structuring and consummating acquisitions. Further, we have a development site, Metro Tower at the Stamford Transportation Center, which is adjacent to our Metro Center property, which we believe to be one of the premier office buildings in Connecticut. All required zoning approvals have been obtained to allow development of an approximately 380,000 rentable square foot office tower and garage. We intend to develop this site when we deem the appropriate combination of market and other conditions are in place.

•
Proactively Manage Our Portfolio. We believe our proactive, service-intensive approach to asset and property management helps increase occupancy and rental rates. We utilize our comprehensive building management services and our strong commitment to tenant and broker relationships and satisfaction to negotiate attractive leasing deals and to attract high credit-quality tenants. We proactively manage our rent roll and maintain continuous communication with our tenants. We foster strong tenant relationships by being responsive to tenant needs. We do this through the amenities we provide, the quality of our buildings and services, our employee screening and training, energy efficiency initiatives, and preventative maintenance and prompt repairs. Our attention to detail is integral to serving our clients and building our brand. Our properties have received numerous industry awards for their operational efficiency. We believe long-term tenant relationships will improve our operating results over time by reducing leasing, marketing and tenant improvement costs and reducing tenant turnover. As a result, we do extensive diligence on our tenants’ (current and prospective) balance sheets, businesses and business models to determine if we will establish long-term relationships in which they will both renew with us and expand over time.

Leasing
We utilize leasing agents at certain of our properties. We are focused on maintaining a brand that tenants associate with a consistently high level of quality of services, installations, maintenance and amenities with long term financial stability. Through our commitment to brokers, we have developed long-term relationships that focus on negotiating attractive deals with high credit-quality tenants. We proactively manage and cultivate our industry relationships and make the most senior members of our management team available to our constituencies. We believe that our consistent, open dialogue with our tenants and brokers enables us to maximize our redevelopment and repositioning opportunities. Our focus on performance and perspective allows us to concentrate on the ongoing management of our portfolio, while seeking opportunities for growth in the future.
Property Management
We protect our investments by regularly monitoring our properties, performing routine preventive maintenance, and implementing capital improvement programs in connection with property redevelopment and life cycle replacement of equipment and systems. We presently utilize property management agents at two of our properties. During March 2014, we gave a 30-day notice to the managing agents at such properties that we were terminating their contracts as of April 1, 2014. After this date, we will be self-managing all of our properties. We proactively manage our properties and rent rolls to (i) aggregate smaller demised spaces to create large blocks of vacant space, to attract high credit-quality tenants at higher rental rates, and (ii) create efficient, modern, pre-built offices that can be rented through several lease cycles and attract better credit-quality tenants. We aggressively manage and control operating expenses at all of our properties. In addition, we have made energy efficiency retrofitting and sustainability a portfolio-wide initiative driven by economic return. We pass on the cost savings achieved by such improvements to our tenants through lower utility costs and reduced operating expense escalations. We believe these initiatives make our properties more desirable to a broader tenant base than the properties of our competitors.
Construction Management

Our construction management business is a general contracting and construction management business in the greater New York metropolitan area with in-depth experience in projects of varying type, complexity, budget and schedule. Our years of experience, combined with a helpful approach, provide solutions that keep our clients’ projects on schedule and on budget.
Business Segments
Our reportable segments consist of a real estate segment and an observatory segment. Our real estate segment includes all activities related to the ownership, management, operation, acquisition, repositioning and disposition of our real estate assets. Our observatory segment operates the 86th and 102nd floor observatories at the Empire State Building. These two lines of businesses are managed separately because each business requires different support infrastructures, provides different services and has dissimilar economic characteristics such as investments needed, stream of revenues and different marketing strategies. We account for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. We include our construction operation in "Other" and it includes all activities related to providing construction services to tenants and to other entities within and outside our company. See Note 13 to our consolidated financial statements for further information on our reportable segments.
Regulation
General
The properties in our portfolio are subject to various laws, ordinances and regulations, including regulations relating to common areas. We believe each of the existing properties has the necessary permits and approvals to operate its business.
Americans with Disabilities Act
Our properties must comply with Title III of the Americans with Disabilities Act, or ADA, to the extent that such properties are “public accommodations” as defined by the ADA. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. We believe the existing properties are in substantial compliance with the ADA and that we will not be required to make substantial capital expenditures to address the requirements of the ADA. However, noncompliance with the ADA could result in imposition of fines or an award of damages to private litigants. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our properties and to make alterations as appropriate in this respect.

Environmental Matters
Under various federal, state and/or local laws, ordinances and regulations, as a current or former owner or operator of real property, we may be liable for costs and damages resulting from the presence or release of hazardous substances, waste, or petroleum products at, on, in, under or from such property, including costs for investigation or remediation, natural resource damages, or third party liability for personal injury or property damage. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence or release of such materials, and the liability may be joint and several. Some of our properties have been or may be impacted by contamination arising from current or prior uses of the property or adjacent properties for commercial, industrial or other purposes. Such contamination may arise from spills of petroleum or hazardous substances or releases from tanks used to store such materials. We also may be liable for the costs of remediating contamination at off-site disposal or treatment facilities when we arrange for disposal or treatment of hazardous substances at such facilities, without regard to whether we comply with environmental laws in doing so. The presence of contamination or the failure to remediate contamination on our properties may adversely affect our ability to attract and/or retain tenants, and our ability to develop or sell or borrow against those properties. In addition to potential liability for cleanup costs, private plaintiffs may bring claims for personal injury, property damage or for similar reasons. Environmental laws also may create liens on contaminated sites in favor of the government for damages and costs it incurs to address such contamination. Moreover, if contamination is discovered on our properties, environmental laws may impose restrictions on the manner in which that property may be used or how businesses may be operated on that property.

Some of our properties are adjacent to or near other properties used for industrial or commercial purposes or that have contained or currently contain underground storage tanks used to store petroleum products or other hazardous or toxic substances. Releases from these properties could impact our properties. In addition, some of our properties have previously been used by former owners or tenants for commercial or industrial activities, e.g., gas stations and dry cleaners, and a portion of the Metro Tower site is currently used for automobile parking and fueling, that may release petroleum products or other hazardous or toxic substances at such properties or to surrounding properties. While certain properties contain or contained uses that could have or have impacted our properties, we are not aware of any liabilities related to environmental contamination that we believe will have a material adverse effect on our operations.
Soil contamination has been identified at 69-97 Main Street in Westport, Connecticut. The affected soils are more than four feet below the ground surface. An Environmental Land Use Restriction has been imposed on this site to ensure the soil is not exposed, excavated or disturbed such that it could create a risk of migration of pollutants or a potential hazard to human health or the environment. While the contamination is currently contained, the potential resale value of this property and the company’s ability to finance or refinance this property in the future may be adversely affected as a result of such contamination. In addition, pursuant to the Environmental Land Use Restriction, plans for the redevelopment of the property would be subject to the review of the Town of Westport, Connecticut among other conditions.
The property situated at 500 Mamaroneck Avenue in Harrison, New York was the subject of a voluntary remedial action work cleanup plan performed by the former owner following its conveyance of title to the present owners under an agreement with the New York State Department of Environmental Conservation, or NYDEC. As a condition to the issuance of a “no further action” letter, NYDEC required that certain restrictive and affirmative covenants be recorded against the subject property. In substantial part, these include prohibition against construction that would disturb the soil cap isolating certain contaminated subsurface soil, limiting the use of such property to commercial uses, implementing engineering controls to assure that improvements be kept in good condition, not using ground water at the site for potable purposes without treatment, implementing safety procedures for workers to follow excavating at the site to protect their health and safety and filing an annual certification that the controls implemented in accordance with the voluntary remedial action work cleanup plan remain in place. Furthermore, a substantial portion of the site that had been substantially unimproved prior to acquisition may not be further developed.
In addition, our properties are subject to various federal, state and local environmental and health and safety laws and regulations. Noncompliance with these environmental and health and safety laws and regulations could subject us or our tenants to liability. These liabilities could affect a tenant’s ability to make rental payments to us. Moreover, changes in laws could increase the potential costs of compliance with such laws and regulations or increase liability for noncompliance. This may result in significant unanticipated expenditures or may otherwise materially and adversely affect our operations, or those of our tenants, which could in turn have a material adverse effect on us. We sometimes require our tenants to comply with environmental and health and safety laws and regulations and to indemnify us for any related liabilities in our leases with them. But in the event of the bankruptcy or inability of any of our tenants to satisfy such obligations, we may be required to satisfy such obligations. We are not presently aware of any instances of material non-compliance with environmental or health and safety laws or regulations at our properties, and we believe that we and/or our tenants have all material permits and approvals necessary under current laws and regulations to operate our properties.
As the owner or operator of real property, we may also incur liability based on various building conditions. For example, buildings and other structures on properties that we currently own or operate or those we acquire or operate in the future contain, may contain, or may have contained, asbestos-containing material, or ACM. Environmental and health and safety laws require that ACM be properly managed and maintained and may impose fines or penalties on owners, operators or employers for non-compliance with those requirements. These requirements include special precautions, such as removal, abatement or air monitoring, if ACM would be disturbed during maintenance, redevelopment or demolition of a building, potentially resulting in substantial costs. In addition, we may be subject to liability for personal injury or property damage sustained as a result of releases of ACM into the environment. We are not presently aware of any material liabilities related to building conditions, including any instances of material non-compliance with asbestos requirements or any material liabilities related to asbestos.
In addition, our properties may contain or develop harmful mold or suffer from other indoor air quality issues, which could lead to liability for adverse health effects or property damage or costs for remediation. When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Indoor air quality issues can also stem from inadequate ventilation, chemical contamination from indoor or outdoor sources, and other biological contaminants such as pollen, viruses and bacteria. Indoor exposure to airborne toxins or irritants above certain levels can be alleged to cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold or other airborne contaminants at any of our properties could require us to undertake a costly remediation program to contain or remove the mold or other airborne contaminants from the affected property or increase indoor ventilation. In addition, the presence of significant mold or other airborne contaminants could expose us to liability from our tenants, employees of our tenants or others if property damage or personal injury occurs. We are not presently aware of any material adverse indoor air quality issues at our properties.

Insurance
We carry comprehensive liability, fire, extended coverage, earthquake, terrorism and rental loss insurance covering all of our Manhattan properties and our greater New York metropolitan area properties under a blanket policy. We carry additional all-risk property and business insurance, which includes terrorism insurance, on the Empire State Building through ESRT Captive Insurance Company L.L.C., or ESRT Captive Insurance, our wholly owned captive insurance company. ESRT Captive Insurance covers terrorism insurance for $700 million in losses in excess of $800 million per occurrence suffered by the Empire State Building, providing us with aggregate terrorism coverage of $1.5 billion at that property. ESRT Captive Insurance fully reinsures the 15% coinsurance under the Terrorism Risk Insurance Program Reauthorization Act of 2007 (TRIPRA) and the difference between the TRIPRA captive deductible and policy deductible of $25,000 for non-Nuclear, Biological, Chemical and Radiological exposures. As a result, we remain only liable for the 15% coinsurance under TRIPRA for Nuclear, Biological, Chemical and Radiological (NBCR) exposures, as well as a deductible equal to 20% of the prior year’s premium, which premium was approximately $365,000 for the policy period June 30, 2012 through June 30, 2013. As long as we own ESB Captive Insurance, we are responsible for ESB Captive Insurance’s liquidity and capital resources, and ESB Captive Insurance’s accounts are part of our consolidated financial statements. If we experience a loss and our captive insurance company is required to pay under its insurance policy, we would ultimately record the loss to the extent of its required payment.
The policies described above cover certified terrorism losses as defined under the Terrorism Risk Insurance Act of 2002 (TRIA) and subsequent extensions. On December 26, 2007, the President of the United States signed into law TRIPRA, which extends TRIA through December 31, 2014. TRIA provides for a system of shared public and private compensation for insured losses resulting from acts of terrorism. As a result, the certified terrorism coverage provided by ESRT Captive Insurance is eligible for 85% coinsurance provided by the United States Treasury in excess of a statutorily calculated deductible. ESRT Captive Insurance reinsures 100% of their 15% coinsurance for non-NBCR exposures. The 15% coinsurance on NBCR exposures is retained by ESRT Captive Insurance.
Reinsurance contracts do not relieve ESRT Captive Insurance from its primary obligations to its policyholders. Additionally, failure of the various reinsurers to honor their obligations could result in significant losses to ESRT Captive Insurance. The reinsurance has been ceded to reinsurers approved by the State of Vermont. ESRT Captive Insurance continually evaluates the reinsurers’ financial condition by considering published financial stability ratings of the reinsurers and other factors. There can be no assurance that reinsurance will continue to be available to ESRT Captive Insurance to the same extent and at the same cost. ESRT Captive Insurance may choose in the future to reevaluate the use of reinsurance to increase or decrease the amounts of risk it cedes.
In addition to insurance held through our captive insurance company described above, we carry terrorism insurance on all of our properties in an amount and with deductibles which we believe are commercially reasonable.

Competition
The leasing of real estate is highly competitive in Manhattan and the greater New York metropolitan market in which we operate. We compete with numerous acquirers, developers, owners and operators of commercial real estate, many of which own or may seek to acquire or develop properties similar to ours in the same markets in which our properties are located. The principal means of competition are rent charged, location, services provided and the nature and condition of the facility to be leased. In addition, we face competition from other real estate companies including other REITs, private real estate funds, domestic and foreign financial institutions, life insurance companies, pension trusts, partnerships, individual investors and others that may have greater financial resources or access to capital than we do or that are willing to acquire properties in transactions which are more highly leveraged or are less attractive from a financial viewpoint than we are willing to pursue. In addition, competition from observatory and/or broadcasting operations at One World Trade Center and, to a lesser extent, from the existing observatory at Rockefeller Center and the existing broadcasting facility at Four Times Square, could have a negative impact on revenues from our observatory operations and/or broadcasting revenues. Adverse impacts on domestic travel and changes in foreign currency exchange rates may also decrease demand in the future, which could have a material adverse effect on our results of operations, financial condition and ability to make distributions to our stockholders. If our competitors offer space at rental rates below current market rates, below the rental rates we currently charge our tenants, in better locations within our markets or in higher quality facilities, we may lose potential tenants and we may be pressured to reduce our rental rates below those we currently charge in order to retain tenants when our tenants’ leases expire.
ESRT's Tax Status
ESRT intends to elect to be taxed as a REIT and operate in a manner that we believe allows it to qualify as a REIT for federal income tax purposes commencing with its taxable year ended December 31, 2013. We believe that ESRT has been organized in conformity with the requirements for qualification and taxation as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), and that its intended manner of operation will enable it to meet the requirements for qualification and taxation as a REIT. So long as ESRT qualifies as a REIT, it generally will not be subject to U.S. federal income tax on its net taxable income that ESRT distributes currently to its stockholders. If ESRT fails to qualify as a REIT in any taxable year and does not qualify for certain statutory relief provisions, ESRT will be subject to U.S. federal income tax at regular corporate rates and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year during which it lost its REIT qualification. Even if ESRT qualifies for taxation as a REIT, it may be subject to certain U.S. federal, state and local taxes on its income or property.
Employees
As of December 31, 2013, we had approximately 607 employees, 102 of whom were managers and professionals. There are currently collective bargaining agreements which cover the workforce that services all of our office properties.
Offices
Our principal executive offices are located at One Grand Central Place, 60 East 42nd Street, New York, New York 10165. In addition, we have six additional regional leasing and property management offices in Manhattan and the greater New York metropolitan area. Our current facilities are adequate for our present and future operations, although we may add regional offices or relocate our headquarters, depending upon our future operations.
Available Information
ESRT, our sole general partner, has a website address at http://www.empirestaterealtytrust.com. The information found on, or otherwise accessible through, ESRT's website is not incorporated information and does not form a part of this Annual Report on Form 10-K or any other report or document ESRT or we file with or furnish to the SEC and ESRT makes available, free of charge, on or through the SEC Filings section of its website, ESRT's and our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after ESRT or we electronically file such material with, or furnish it to, the SEC. ESRT has also posted on its website the Audit Committee Charter, Compensation Committee Charter, Nominating and Corporate Governance Committee Charter and Code of Business Conduct and Ethics, which govern its directors, officers and employees. Within the time period required by the SEC, ESRT will post on its website any amendment to its Code of Business Conduct and Ethics and any waiver applicable to its senior financial officers, and its executive officers or directors. You can also read and copy any materials ESRT or we file with the SEC at its Public Reference Room at 100 F Street, NE, Washington, DC 20549 (1-800-SEC-0330). The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A. RISK FACTORS

RISK FACTORS
You should carefully consider these risk factors, together with all of the other information included in this Annual Report on Form 10-K, including our consolidated and combined financial statements and the related notes thereto, before you decide whether to make an investment in our securities. The risks set out below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, prospects, financial condition, cash flows, liquidity, funds from operations, results of operations, price of our securities and the shares of ESRT's Class A common stock, ability to service our indebtedness, and/or ability to make cash distributions to our securityholders (including those necessary to maintain ESRT’s REIT qualification). In such case, the value of our securities and the trading price of our traded OP units could decline, and you may lose all or a significant part of your investment. Some statements in the following risk factors, constitute forward looking statements. See the section entitled “Forward-Looking Statements.”
Risks Related to Our Properties and Our Business
All of our properties are located in Manhattan and the greater New York metropolitan area, in particular midtown Manhattan, and adverse economic or regulatory developments in this area could materially and adversely affect us.

All of our properties are located in Manhattan and the greater New York metropolitan area, in particular midtown Manhattan, as well as nearby markets in Fairfield County, Connecticut and Westchester County, New York. Seven of our 12 office properties are located in midtown Manhattan. As a result, our business is dependent on the condition of the New York City economy in general and the market for office space in midtown Manhattan in particular, which exposes us to greater economic risks than if we owned a more geographically diverse portfolio. We are susceptible to adverse developments in the New York City economic and regulatory environment (such as business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes, costs of complying with governmental regulations or increased regulation). Such adverse developments could materially reduce the value of our real estate portfolio and our rental revenues, and thus materially and adversely affect our ability to service current debt and to pay distributions to our securityholders. We could also be impacted by adverse developments in the Fairfield County, Connecticut and Westchester County, New York markets. We cannot assure you that these markets will grow or that underlying real estate fundamentals will be favorable to owners and operators of office or retail properties. Our operations may also be affected if competing properties are built in either of these markets.
Adverse economic and geopolitical conditions in general and in Manhattan and the greater New York metropolitan area commercial office and retail markets in particular, could have a material adverse effect on our results of operations, financial condition, ability to service debt and our ability to make distributions to our securityholders.
Our business may be affected by the volatility and illiquidity in the financial and credit markets, a general global economic recession and other market or economic challenges experienced by the real estate industry or the U.S. economy as a whole. Our business may also be materially and adversely affected by local economic conditions, as substantially all of our revenues are derived from our properties located in Manhattan and the greater New York metropolitan area, particularly in Manhattan, Fairfield County and Westchester County. Because our portfolio consists primarily of commercial office and retail buildings (as compared to a more diversified real estate portfolio) located principally in Manhattan, if economic conditions persist or deteriorate, then our results of operations, financial condition, ability to service current debt and to make distributions to our securityholders may be materially and adversely affected by the following, among other potential conditions:

•
the financial condition of our tenants, many of which are financial, legal and other professional firms, may be adversely affected, which may result in tenant defaults under leases due to bankruptcy, lack of liquidity, operational failures or other reasons;

•
significant job losses in the financial and professional services industries have occurred and may continue to occur, which may decrease demand for our office space, causing market rental rates and property values to be impacted negatively;

•
our ability to borrow on terms and conditions that we find acceptable, or at all, may be limited, which could reduce our ability to pursue acquisition and development opportunities, engage in our redevelopment and repositioning activities and refinance existing debt, reduce our returns from both our existing operations and our acquisition and development activities and increase our future interest expense;

•
reduced values of our properties may limit our ability to dispose of assets at attractive prices or to obtain debt financing secured by our properties and may reduce the availability of unsecured loans;

•	reduced liquidity in debt markets and increased credit risk premiums for certain market participants may impair our ability to access capital or make such access more expensive;

•
the value and liquidity of our short-term investments and cash deposits could be reduced as a result of a deterioration of the financial condition of the institutions that hold our cash deposits or the institutions or assets in which we have made short-term investments, the dislocation of the markets for our short-term investments, increased volatility in market rates for such investments or other factors; and

•	one or more counterparties to our derivative financial instruments could default on their obligations to us, increasing the risk that we may not realize the benefits of these instruments.
These conditions may continue or worsen in the future, which could materially and adversely affect our results of operations, financial condition and ability to make distributions to our securityholders.
There can be no assurance that our redevelopment and repositioning program will be completed in its entirety in accordance with the anticipated timing or at the anticipated cost, or that we will achieve the results we expect from our redevelopment and repositioning program, which could materially and adversely affect our financial condition and results of operations.
We have been undertaking a comprehensive redevelopment and repositioning program of our Manhattan office properties that has included the physical improvement through upgrades and modernization of, and tenant upgrades in, such properties. We currently estimate that between $110.0 million and $150.0 million of capital is needed beyond 2013 to complete substantially the redevelopment and repositioning program of our Manhattan office properties, which we expect to occur by the end of 2016. These estimates are based on our current budgets (which do not include tenant improvements and leasing commissions) and may be less than our actual costs. We may experience conditions which delay or preclude program completion. In addition, we may not be able to lease available space on favorable terms or at all. Further, our redevelopment and repositioning program may lead to temporary increased vacancy rates at the properties undergoing redevelopment. There can be no assurance that our redevelopment and repositioning program will be completed in its entirety in accordance with the anticipated timing or at the anticipated cost, or that we will achieve the results we expect from our redevelopment and repositioning program or that we will be able to achieve anticipated results which could materially and adversely affect our financial condition and results of operations.
We rely on four properties for a significant portion of our revenue.
As of December 31, 2013, four of our properties, the Empire State Building, One Grand Central Place, First Stamford Place and 250 West 57th Street, together accounted for approximately 62% of our portfolio’s annualized rent, and no other property accounted for more than approximately 5.6% of our portfolio’s annualized rent (which excludes revenues from our broadcasting licenses and related leased space). As of December 31, 2013, the Empire State Building individually accounted for approximately 33% of our portfolio’s annualized rent. Our revenue and cash available for distribution to our stockholders would be materially and adversely affected if the Empire State Building, One Grand Central Place, First Stamford Place or 250 West 57th Street were materially damaged or destroyed. Additionally, our revenue and cash available for distribution to our stockholders would be materially adversely affected if a significant number of our tenants at these properties experienced a downturn in their business which may weaken their financial condition and result in their failure to make timely rental payments, defaulting under their leases or filing for bankruptcy.
The observatory operations at the Empire State Building are not traditional real estate operations, and competition and changes in tourist trends may subject us to additional risks, which could materially and adversely affect us.
During the year ended December 31, 2013, we derived approximately $101.8 million of revenue from the Empire State Building’s observatory operations, representing approximately 42.1% of the Empire State Building’s total revenue for this period. Demand for our observatory is highly dependent on domestic and overseas tourists. In addition, competition from observatory operations in the new property currently under construction at One World Trade Center and, to a lesser extent, from the existing observatory at Rockefeller Center, could have a negative impact on revenues from our observatory operations which could have a material adverse effect on our results of operations, financial condition and ability to make distributions to our securityholders. Adverse impacts on domestic travel and changes in foreign currency exchange rates may also decrease demand in the future, which could have a material adverse effect on our results of operations, financial condition and ability to make distributions to our securityholders.
We may be unable to renew leases, lease vacant space or re-lease space on favorable terms or at all as leases expire, which could materially and adversely affect our financial condition, results of operations and cash flow.
As of December 31, 2013, we had approximately 1.0 million rentable square feet of vacant space (excluding leases signed but not yet commenced). In addition, leases representing 5.1% and 8.6% of the square footage of the properties in our portfolio will expire in 2014 and 2015, respectively (including month to month leases). We cannot assure you that expiring leases will be renewed or that our properties will be re-leased at net effective rental rates equal to or above the current average net effective rental rates. Above-market rental rates at some of the properties in our portfolio may force us to renew some expiring leases or re-lease properties at lower rates. If the rental rates of our properties decrease, our existing tenants do not renew their leases or we do not re-lease a significant portion of our available space and space for which leases will expire, our financial condition, results of operations, cash flow, per share/unit trading price of ESRT's Class A common stock and our traded OP units and our ability to satisfy our principal and interest obligations and to make distributions to our securityholders would be materially and adversely affected.
The actual rents we receive for the properties in our portfolio may be less than our asking rents, and we may experience a decline in realized rental rates from time to time, which could materially and adversely affect our financial condition, results of operations and cash flow.
As a result of various factors, including competitive pricing pressure in our markets, a general economic downturn and the desirability of our properties compared to other properties in our markets, we may be unable to realize our asking rents across the properties in our portfolio. In addition, the degree of discrepancy between our asking rents and the actual rents we are able to obtain may vary both from property to property and among different leased spaces within a single property. If we are unable to obtain sufficient rental rates across our portfolio, then our ability to generate cash flow growth will be negatively impacted. In addition, depending on market rental rates at any given time as compared to expiring leases in our portfolio, from time to time rental rates for expiring leases may be higher than starting rental rates for new leases.
We are exposed to risks associated with property redevelopment and development that could materially and adversely affect our financial condition and results of operations.
We have engaged, and continue to engage, in development and redevelopment activities with respect to our Manhattan office properties. In addition, we own entitled land at the Stamford Transportation Center in Stamford, Connecticut that can support the development of an approximately 380,000 rentable square foot office building and garage. To the extent that we continue to engage in development and redevelopment activities, we will be subject to certain risks, including, without limitation:

•	the availability and pricing of financing on favorable terms or at all;

•	the availability and timely receipt of zoning and other regulatory approvals;

•
the potential for the fluctuation of occupancy rates and rents at properties due to a number of factors, including market and economic conditions, which may result in our investment not being profitable;

•	start up, repositioning and redevelopment costs may be higher than anticipated;

•	the cost and timely completion of construction (including risks beyond our control, such as weather or labor conditions, or material shortages);

•	the potential that we may fail to recover expenses already incurred if we abandon development or redevelopment opportunities after we begin to explore them;

•	the potential that we may expend funds on and devote management time to projects which we do not complete;

•	the inability to complete construction and leasing of a property on schedule, resulting in increased debt service expense and construction or redevelopment costs; and

•	the possibility that properties will be leased at below expected rental rates.
These risks could result in substantial unanticipated delays or expenses and, under certain circumstances, could prevent the initiation of development and redevelopment activities or the completion of development and redevelopment activities once undertaken, any of which could have an adverse effect on our financial condition, results of operations, cash flow, per share/unit trading price of ESRT's Class A common stock and our traded OP units and ability to satisfy our principal and interest obligations and to make distributions to our securityholders.
We may be required to make rent or other concessions and/or significant capital expenditures to improve our properties in order to retain and attract tenants, which could materially and adversely affect us, including our financial condition, results of operations and cash flow.
To the extent there are adverse economic conditions in the real estate market and demand for office space decreases, upon expiration of leases at our properties and with respect to our current vacant space, we will be required to increase rent or other concessions to tenants, accommodate increased requests for renovations, build-to-suit remodeling and other improvements or provide additional services to our tenants. In addition, seven of our existing properties are pre-war office properties, which may require more frequent and costly maintenance to retain existing tenants or attract new tenants than newer properties. As a result, we would have to make significant capital or other expenditures in order to retain tenants whose leases expire and to attract new tenants in sufficient numbers. Additionally, we may need to raise capital to make such expenditures. If we are unable to do so or capital is otherwise unavailable, we may be unable to make the required expenditures. This could result in non-renewals by tenants upon expiration of their leases and our vacant space remaining untenanted, which could materially and adversely affect our financial condition, results of operations, cash flow and per share trading price of our Class A common stock and our traded OP units. As of December 31, 2013, we had approximately 1.0 million rentable square feet of vacant space (excluding leases signed but not yet commenced), and leases representing 5.1% and 8.6% of the square footage of the properties in our portfolio will expire in the in 2014 and 2015, respectively (including month to month leases).
We depend on significant tenants in our office portfolio, including LF USA, Coty, Inc., Legg Mason, PVH Corp., Thomson Reuters and Urban Outfitters, which together represented approximately 21.2% of our total portfolio’s annualized rent as of December 31, 2013.
As of December 31, 2013, our five largest tenants together represented 21.2% of our total portfolio’s annualized rent. Our largest tenant is LF USA. As of December 31, 2013, LF USA leased an aggregate of 0.9 million rentable square feet of office space at three of our office properties, representing approximately 10.6% of the total rentable square feet and approximately 10.4% of the annualized rent in our portfolio. Our rental revenue depends on entering into leases with and collecting rents from tenants. General and regional economic conditions, such as the current challenging economic climate described above, may adversely affect our major tenants and potential tenants in our markets. Our major tenants may experience a material business downturn, weakening their financial condition and potentially resulting in their failure to make timely rental payments and/or a default under their leases. In many cases, we have made substantial up front investments in the applicable leases, through tenant improvement allowances and other concessions, as well as typical transaction costs (including professional fees and commissions) that we may not be able to recover. In the event of any tenant default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment.
The bankruptcy or insolvency of a major tenant also may adversely affect the income produced by our properties. If any tenant becomes a debtor in a case under the United States Bankruptcy Code of 1978, as amended, we cannot evict the tenant solely because of the bankruptcy. In addition, the bankruptcy court might authorize the tenant to reject and terminate their lease with us. The bankruptcy of a tenant or lease guarantor could delay our efforts to collect past due balances under the relevant leases, and could ultimately preclude collection of these sums. If a lease is rejected by a tenant in bankruptcy, we would have only a general unsecured claim for damages. Any unsecured claim we hold may be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims, and there are restrictions under bankruptcy laws that limit the amount of the claim we can make if a lease is rejected.
Our revenue and cash flow could be materially adversely affected if any of our significant tenants were to become bankrupt or insolvent, or suffer a downturn in their business, default under their leases or fail to renew their leases at all or renew on terms less favorable to us than their current terms. See “Item 2. Properties - Tenant Diversification” for a discussion of certain space which has been vacated or which we expect may be vacated by LF USA.
Competition may impede our ability to attract or retain tenants or re-let space, which could materially and adversely affect our results of operations and cash flow.
The leasing of real estate in the greater New York metropolitan area is highly competitive. The principal means of competition are rent charged, location, services provided and the nature and condition of the premises to be leased. We directly compete with all lessors and developers of similar space in the areas in which our properties are located as well as properties in other submarkets. Demand for retail space may be impacted by the recent bankruptcy of a number of retail companies and a general trend toward consolidation in the retail industry, which could adversely affect the ability of our company to attract and retain tenants. In addition, retailers at our properties face increasing competition from outlet malls, discount shopping clubs, electronic commerce, direct mail and telemarketing, which could (i) reduce rents payable to us, (ii) reduce our ability to attract and retain tenants at our properties and (iii) lead to increased vacancy rates at our properties, any of which could materially and adversely affect us.
Our office properties are concentrated in highly developed areas of midtown Manhattan and densely populated metropolitan communities in Fairfield County and Westchester County. Manhattan is the largest office market in the United States. The number of competitive office properties in the markets in which our properties are located (which may be newer or better located than our properties) could have a material adverse effect on our ability to lease office space at our properties, and on the effective rents we are able to charge.
If our tenants are unable to secure financing necessary to continue to operate their businesses and pay us rent, we could be materially and adversely affected.
Many of our tenants rely on external sources of financing to operate their businesses. If our tenants are unable to secure financing necessary to continue to operate their businesses, they may be unable to meet their rent obligations or be forced to declare bankruptcy and reject their leases, which could materially and adversely affect us.
Our dependence on smaller businesses to rent our office space could materially and adversely affect our cash flow and results of operations.
The majority of the tenants in our properties (measured by number of tenants as opposed to aggregate square footage) are smaller businesses that generally do not have the financial strength of larger corporate tenants. Smaller companies generally experience a higher rate of failure than large businesses. There is a current risk with these companies of a higher rate of tenant defaults, turnover and bankruptcies, which could materially and adversely affect our distributable cash flow and results of operations.
Our dependence on rental income may materially and adversely affect our profitability, our ability to meet our debt obligations and our ability to make distributions to our securityholders.
A substantial portion of our income is derived from rental income from real property. As a result, our performance depends on our ability to collect rent from tenants. Our income and funds for distribution would be negatively affected if a significant number of our tenants, or any of our major tenants (as discussed in more detail below):

•	delay lease commencements;

•	decline to extend or renew leases upon expiration;

•	fail to make rental payments when due; or

•	declare bankruptcy.
Any of these actions could result in the termination of the tenants’ leases and the loss of rental income attributable to the terminated leases. In these events, we cannot be sure that any tenant whose lease expires will renew that lease or that we will be able to re-lease space on economically advantageous terms or at all. The loss of rental revenues from a number of our tenants and our inability to replace such tenants may adversely affect our profitability, our ability to meet debt and other financial obligations and our ability to make distributions to our securityholders.
We may not be able to control our operating costs, or our expenses may remain constant or increase, even if income from our properties decreases, causing our results of operations to be adversely affected.
Our financial results depend substantially on leasing space in our properties to tenants on terms favorable to us. Costs associated with real estate investment, such as real estate taxes, insurance and maintenance costs, generally are not reduced even when a property is not fully occupied, rental rates decrease or other circumstances cause a reduction in income from the property. As a result, cash flow from the operations of our properties may be reduced if a tenant does not pay its rent or we are unable to rent our properties on favorable terms. Under those circumstances, we might not be able to enforce our rights as landlord without delays and may incur substantial legal costs. The terms of our leases may also limit our ability to charge our tenants for all or a portion of these expenses. Additionally, new properties that we may acquire or redevelop may not produce significant revenue immediately, and the cash flow from existing operations may be insufficient to pay the operating expenses and principal and interest on debt associated with such properties until they are fully leased.
Our breach of or the expiration of our ground lease could materially and adversely affect our results of operations.
Our interest in one of our commercial office properties, 1350 Broadway, is a long-term leasehold of the land and the improvements, rather than a fee interest in the land and the improvements. If we are found to be in breach of this ground lease, we could lose the right to use the property. In addition, unless we purchase the underlying fee interest in this property or extend the terms of our lease for this property before expiration on terms significantly comparable to our current lease, we will lose our right to operate this property and our leasehold interest in this property upon expiration of the lease or we will continue to operate it at much lower profitability, which would significantly adversely affect our results of operations. In addition, if we are perceived to have breached the terms of this lease, the fee owner may initiate proceedings to terminate the lease. This long-term lease, including unilateral extension rights available to us expires on July 31, 2050.
Pursuant to the ground lease, we, as tenant under the ground lease, perform the functions traditionally performed by owners, as landlords, with respect to our subtenants. In addition to collecting rent from our subtenants, we also maintain the property and pay expenses relating to the property. We do not have a right, pursuant to the terms of our lease or otherwise, to acquire the fee interest in this property.
We will not recognize any increase in the value of the land or improvements subject to our ground lease, and we may only receive a portion of compensation paid in any eminent domain proceeding with respect to the property, which could materially and adversely affect us.
We have no economic interest in the land or improvements at the expiration of our ground lease at 1350 Broadway and therefore we will not share in any increase in value of the land or improvements beyond the term of our ground lease, notwithstanding our capital outlay to purchase our interest in the property. Furthermore, if the state or federal government seizes the property subject to the ground lease under its eminent domain power, we may only be entitled to a portion of any compensation awarded for the seizure. In addition, if the value of the property has increased, it may be more expensive for us to renew our ground lease.
The broadcasting operations at the Empire State Building are not traditional real estate operations, and competition and changes in the broadcasting of signals over air may subject us to additional risks, which could materially and adversely affect us.
The Empire State Building and its broadcasting mast provides radio and data communications services and supports delivery of broadcasting signals to cable and satellite systems and television and radio receivers. We license the use of the broadcasting mast to third party television and radio broadcasters. During the year ended December 31, 2013, we derived approximately $20.0 million, of revenue from the Empire State Building’s broadcasting licenses and related leased space, representing approximately 8.3% of the Empire State Building’s total revenue for this period. Competition from broadcasting operations at One World Trade Center and, to a lesser extent, from the existing broadcasting operations at Four Times Square, could have a negative impact on revenues from our broadcasting operations. Our broadcast television and radio licensees also face a range of competition from advances in technologies and alternative methods of content delivery in their respective industries, as well as from changes in consumer behavior driven by new technologies and methods of content delivery, which may reduce the demand for over-the-air broadcast licenses in the future. New government regulations affecting broadcasters, including the implementation of the Federal Communications Commission's (the "FCC") National Broadband Plan, (the "FCC Plan"), also might materially and adversely affect our results of operations by reducing the demand for broadcast licenses. Among other things, the FCC Plan urges Congress to make more spectrum available for wireless broadband service providers by encouraging over-the-air broadcast licensees to relinquish spectrum through a voluntary auction process, which raises many issues that could impact the broadcast industry. At this time we cannot predict whether Congress or the FCC will adopt or implement any of the FCC Plan’s recommendations or the rule changes as proposed, or how any such actions might affect our broadcasting operations. Any of these risks might materially and adversely affect us.
We may be unable to identify and successfully complete acquisitions and even if acquisitions are identified and completed, including potentially the option properties, we may fail to operate successfully acquired properties, which could materially and adversely affect us and impede our growth.
Our ability to identify and acquire properties on favorable terms and successfully operate or redevelop them may be exposed to the following significant risks:

•
even if we enter into agreements for the acquisition of properties, these agreements are subject to customary conditions to closing, including completion of due diligence investigations to our satisfaction and other conditions that are not within our control, which may not be satisfied, and we may be unable to complete an acquisition after making a non-refundable deposit and incurring certain other acquisition-related costs;

•	we may be unable to finance the acquisition on favorable terms in the time period we desire, or at all, including potentially the option properties;

•	we may spend more than budgeted to make necessary improvements or redevelopments to acquired properties;

•	we may not be able to obtain adequate insurance coverage for new properties;

•
acquired properties may be located in new markets where we may face risks associated with a lack of market knowledge or understanding of the local economy, lack of business relationships in the area and unfamiliarity with local governmental and permitting procedures;

•
we may be unable to integrate quickly and efficiently new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations, and as a result our results of operations and financial condition could be adversely affected;

•	market conditions may result in higher than expected vacancy rates and lower than expected rental rates; and

•	we may incur significant costs and divert management attention in connection with evaluating and negotiating potential acquisitions, including ones that we are subsequently unable to complete.

Any delay or failure on our part to identify, negotiate, finance and consummate such acquisitions in a timely manner and on favorable terms, or operate acquired properties to meet our financial expectations, could impede our growth and adversely affect our financial condition, results of operations, cash flow and per share/unit trading price of ESRT's Class A common stock and our traded OP units.
Our option properties are subject to various risks and we may not be able to acquire them.
Our option properties consist of 112-122 West 34th Street, an office property in midtown Manhattan that was 83.0% occupied as of December 31, 2013 (or 83.0% leased giving effect to leases signed but not yet commenced as of that date) and that encompasses approximately 743,369 rentable square feet (inclusive of the retail space on the ground, first and lower floors) and 1400 Broadway, an office property in midtown Manhattan that was 88.4% occupied as of December 31, 2013 (or 90.5% leased giving effect to leases signed but not yet commenced as of that date) and that encompasses approximately 897,045 rentable square feet (inclusive of the retail space on the ground floor). Although we did not acquire 112-122 West 34th Street or 1400 Broadway as part of the formation transactions, we have entered into option agreements that allow us to acquire the interests in the option properties. Our option properties are exposed to many of the same risks that may affect the other properties in our portfolio. The terms of the option agreements relating to the option properties were not determined by arm’s-length negotiations, and such terms may be less favorable to us than those that may have been obtained through negotiations with third parties. It may become economically unattractive to exercise our options with respect to the option properties. These risks could cause us to decide not to exercise our option to purchase these properties in the future.
Our predecessor’s affiliates’ interests in our option properties, in 112-122 West 34th Street and 1400 Broadway, are fee (in the case of a portion of 112-122 West 34th Street), long-term leaseholds (in the case of both of the option properties) and sub-leasehold or sub-subleasehold (in the case of 112-122 West 34th Street only) of the land and the improvements. The remaining terms of these long-term leases, including unilateral extension rights available to us, are approximately 63 years at 112-122 West 34th Street (expiring June 10, 2077) and approximately 50 years at 1400 Broadway (expiring December 31, 2063). Even if we exercise our option to purchase the option properties, unless we purchase the underlying fee interest in these properties or extend the terms of our leases for these properties before such expiration dates on terms significantly comparable to our current leases, we will lose our right to operate these properties and our leasehold interest in these properties upon such expiration. If in the future we were to extend the leases on new terms, that may result in reduced profitability, which may significantly adversely affect our results of operations at that time. The purchase price is payable in a combination of cash, shares of ESRT common stock and operating partnership units, but the estate of Leona M. Helmsley will have the right to elect to receive all cash (and non-accredited investors are required to receive all cash), which may impact our ability to acquire the option properties.
Additionally, Anthony E. Malkin has a conflict of interest because he, together with certain of his affiliates, controls and owns economic interests in the option properties. As a result, an exercise of such options by us could economically benefit him.
Competition for acquisitions may reduce the number of acquisition opportunities available to us and increase the costs of those acquisitions, which may impede our growth.

We plan to acquire properties as we are presented with attractive opportunities. We may face significant competition for acquisition opportunities in the greater New York metropolitan area with other investors, particularly private investors who can incur more leverage, and this competition may adversely affect us by subjecting us to the following risks:

•
an inability to acquire a desired property because of competition from other well-capitalized real estate investors, including publicly traded and privately held REITs, private real estate funds, domestic and foreign financial institutions, life insurance companies, sovereign wealth funds, pension trusts, commercial developers, partnerships and individual investors; and

•	an increase in the purchase price for such acquisition property, in the event we are able to acquire such desired property.

The significant competition for acquisitions of commercial office and retail properties in the greater New York metropolitan area may impede our growth.
Acquired properties may expose us to unknown liability, which could adversely affect our results of operations, cash flow and the market value of our securities.
We may acquire properties subject to liabilities and without any recourse, or with only limited recourse, against the prior owners or other third parties with respect to unknown liabilities. As a result, if a liability were asserted against us based upon ownership of those properties, we might have to pay substantial sums to settle or contest it, which could adversely affect our results of operations, cash flow and the market value of our securities. Unknown liabilities with respect to acquired properties might include:

•	liabilities for clean-up of undisclosed environmental contamination;

•	claims by tenants, vendors or other persons against the former owners of the properties;

•	liabilities incurred in the ordinary course of business; and

•	claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.
We may acquire properties or portfolios of properties through tax deferred contribution transactions, which could result in dilution to ESRT stockholders or our securityholders and limit our ability to sell such assets.
In the future we may acquire properties or portfolios of properties through tax deferred contribution transactions in exchange for partnership interests in our company, which may result in dilution to ESRT stockholders or our securityholders. This acquisition structure may have the effect of, among other things, reducing the amount of tax depreciation we could deduct over the tax life of the acquired properties, and may require that we agree to protect the contributors’ ability to defer recognition of taxable gain through restrictions on our ability to dispose of the acquired properties and/or the allocation of partnership debt to the contributors to maintain their tax bases. These restrictions could limit our ability to sell an asset at a time, or on terms, that would be favorable absent such restrictions.
Should we decide at some point in the future to expand into new markets, we may not be successful, which could adversely affect our financial condition, result of operations, cash flow and trading price of ESRT's Class A common stock and our traded OP units.
If opportunities arise, we may explore acquisitions of properties in new markets. Each of the risks applicable to our ability to acquire and integrate successfully and operate properties in our current markets is also applicable to our ability to acquire and integrate successfully and operate properties in new markets. In addition to these risks, we will not possess the same level of familiarity with the dynamics and market conditions of any new markets that we may enter, which could adversely affect the results of our expansion into those markets, and we may be unable to build a significant market share or achieve a desired return on our investments in new markets. If we are unsuccessful in expanding into new markets, it could adversely affect our financial condition, results of operations, cash flow, trading price of ESRT's Class A common stock and our traded OP units and ability to satisfy our principal and interest obligations and to make distributions to our securityholders.
Our growth depends on external sources of capital that are outside of our control, which may affect our ability to seize strategic opportunities, satisfy debt obligations and make distributions to our securityholders.
In order for ESRT to qualify as a REIT, it must distribute to its stockholders, on an annual basis, at least 90% of its REIT taxable income, determined without regard to the deduction for distributions paid and excluding net capital gains. In addition, it will be subject to U.S. federal income tax at regular corporate rates to the extent that it distributes less than 100% of its net taxable income (including net capital gains) and will be subject to a 4% nondeductible excise tax on the amount by which its distributions in any calendar year are less than a minimum amount specified under U.S. federal income tax laws. Our partnership agreement provides that we will make sufficient distributions to ESRT to enable it to satisfy these distribution requirements and to avoid U.S. federal corporate income tax and the 4% excise tax. Because of these distribution requirements, we may not be able to fund future capital needs, including any necessary acquisition financing, from operating cash flow. Consequently, we may need to rely on third-party sources to fund our capital needs. We may not be able to obtain financing on favorable terms, in the time period we desire, or at all. Any additional debt we incur will increase our leverage. Our access to third-party sources of capital depends, in part, on:

•	general market conditions;

•	the market’s perception of our growth potential;

•	our current debt levels;

•	our current and expected future earnings;

•	our cash flow and cash distributions; and

•	the market price per share/unit of ESRT's Class A common stock and our traded OP units.
If we cannot obtain capital from third-party sources, we may not be able to acquire or redevelop properties when strategic opportunities exist, satisfy our principal and interest obligations or make the cash distributions to our securityholders necessary to maintain ESRT's qualification as a REIT.
If we are unable to sell, dispose of or refinance one or more properties in the future, we may be unable to realize our investment objectives, and our business may be adversely affected.
The real estate investments made, and to be made, by us are relatively difficult to sell quickly. Return of capital and realization of gains from an investment generally will occur upon disposition or refinancing of the underlying property. In addition, the Internal Revenue Code of 1986, as amended (the "Code"), imposes restrictions on the ability of a REIT to dispose of properties that are not applicable to other types of real estate companies, which limit our ability to sell properties without adversely affecting ESRT. We may be unable to realize our investment objectives by sale, other disposition or refinancing at attractive prices within any given period of time or may otherwise be unable to complete any exit strategy. In particular, these risks could arise from weakness in or even the lack of an established market for a property, changes in the financial condition or prospects of prospective purchasers, changes in national or international economic conditions and changes in laws, regulations or fiscal policies of jurisdictions in which our properties are located.
Our outstanding indebtedness reduces cash available for distribution and may expose us to the risk of default under our debt obligations and may include covenants that restrict our ability to make distributions.
As of December 31, 2013, our total consolidated indebtedness was approximately $1.2 billion. We may incur significant additional debt to finance future acquisition and redevelopment activities. Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our properties or to pay the distributions currently contemplated or necessary to allow ESRT to qualify as a REIT. Our level of debt and the limitations imposed on us by our loan documents could have significant adverse consequences, including the following:

•	our cash flow may be insufficient to meet our required principal and interest payments;

•	we may be unable to borrow additional funds as needed or on favorable terms;

•	we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;

•	to the extent we borrow debt that bears interest at variable rates, increases in interest rates could materially increase our interest expense;

•	we may be forced to dispose of one or more of our properties, possibly on disadvantageous terms;

•
we may default on our obligations or violate restrictive covenants, in which case the lenders or mortgagees may accelerate our debt obligations, foreclose on the properties that secure their loans and/or take control of our properties that secure their loans and collect rents and other property income;

•
we may violate restrictive covenants in our loan documents, which would entitle the lenders to accelerate our debt obligations or reduce our ability to make, or prohibit us from making, distributions; and

•	our default under any one of our mortgage loans with cross default provisions could result in a default on other indebtedness.
In addition, our secured revolving and term credit facility includes covenants which may restrict our ability to make distributions if we fail to meet certain tests. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Secured Revolving and Term Credit Facility."

If any one of these events were to occur, our financial condition, results of operations, cash flow, per share/unit trading price of ESRT's Class A common stock and our traded OP units and our ability to satisfy our principal and interest obligations and to make distributions to our securityholders could be adversely affected. In addition, in connection with our debt agreements we may enter into lockbox and cash management agreements pursuant to which substantially all of the income generated by our properties will be deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our various lenders and from which cash will be distributed to us only after funding of improvement, leasing and maintenance reserves and the payment of principal and interest on our debt, insurance, taxes, operating expenses and extraordinary capital expenditures and leasing expenses. As a result, we may be forced to borrow additional funds in order to make distributions to our securityholders (including, potentially, to make distributions necessary to allow ESRT satisfy the requirements applicable to REITs). See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."
Mortgage debt obligations expose us to the possibility of foreclosure, which could result in the loss of our investment in a property or group of properties subject to mortgage debt.
Incurring mortgage and other secured debt obligations increases our risk of property losses because defaults on indebtedness secured by properties may result in foreclosure actions initiated by lenders and ultimately our loss of the property securing any loans for which we are in default. Any foreclosure on a mortgaged property or group of properties could adversely affect the overall value of our portfolio of properties. For tax purposes, a foreclosure of any of our properties that is subject to a nonrecourse mortgage loan would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds, which could hinder our ability to make distributions to ESRT in order to allow it to meet the distribution requirements applicable to REITs under the Code. Foreclosures could also trigger our tax indemnification obligations under the terms of our agreements with certain continuing investors with respect to sales of certain properties, and obligate us to make certain levels of indebtedness available for them to guarantee which.
High mortgage rates and/or unavailability of mortgage debt may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire, our net income and the amount of cash distributions we can make.
If mortgage debt is unavailable at reasonable rates, we may not be able to finance the purchase of properties. If we place mortgage debt on properties, we may be unable to refinance the properties when the loans become due, or to refinance on favorable terms. If interest rates are higher when we refinance our properties, our income could be reduced. If any of these events occur, our cash flow could be reduced. This, in turn, could reduce cash available for distribution to our securityholders and may hinder our ability to raise more capital by issuing more stock or by borrowing more money. In addition, to the extent we are unable to refinance the properties when the loans become due, we will have fewer debt guarantee opportunities available to offer under our tax protection agreement. If we are unable to offer certain guarantee opportunities to the protected parties under the tax protection agreement, or otherwise are unable to allocate sufficient liabilities of our company to those parties, it could trigger an indemnification obligation of our company under the tax protection agreement.
Some of our financing arrangements involve balloon payment obligations, which may adversely affect our ability to make distributions.
As of December 31, 2013, we had total debt outstanding of approximately $1.2 billion, with a weighted average interest rate of 4.56%, a weighted average maturity of 3.1 years and 69.2% of which is fixed-rate indebtedness.
As of December 31, 2013, we had approximately $197.5 million and $90.5 million of debt maturing in 2014 and 2015, respectively. As of December 31, 2013, we had 25 mortgage loans outstanding secured by 14 of our properties. As of December 31, 2013, these loans had an aggregate estimated principal balance at maturity of approximately $1.2 billion with maturity dates ranging from 2014 through April 2018. See Note 6 to our consolidated financial statements for required payments of our indebtedness. Our financing arrangements require us to make a lump-sum or "balloon" payment at maturity. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the property. At the time the balloon payment is due, we may or may not be able to refinance the existing financing on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. The effect of a refinancing or sale could affect the rate of return to stockholders and the projected time of disposition of our assets. In addition, payments of principal and interest made to service our debts may leave us with insufficient cash to make distributions necessary to allow ESRT to meet the distribution requirements applicable to REITs under the Code.

Our degree of leverage and the lack of a limitation on the amount of indebtedness we may incur could materially and adversely affect us.
Neither our or ESRT's organizational documents contain any limitation on the amount of indebtedness we may incur. As a result, ESRT's stock price or our traded OP unit prices could decrease. We also consider factors other than debt-to-EBITDA in making decisions regarding the incurrence of indebtedness, such as the purchase price of properties to be acquired with debt financing, the estimated market value of our properties upon refinancing and the ability of particular properties and our business as a whole to generate cash flow to cover expected debt service.
Our degree of leverage could affect our ability to obtain additional financing for working capital, capital expenditures, acquisitions, development or other general corporate purposes. Our degree of leverage could also make us more vulnerable to a downturn in business or the economy generally. If we become more leveraged in the future, the resulting increase in debt service requirements could cause us to default on our obligations, which could materially and adversely affect us.
Our tax protection agreement could limit our ability either to sell certain properties or to engage in a strategic transaction, or to reduce our level of indebtedness, which could materially and adversely affect us.
In connection with the formation transactions, we and ESRT entered into a tax protection agreement with Anthony E. Malkin and Peter L. Malkin pursuant to which we have agreed to indemnify the Malkin Group and one additional third party investor in Metro Center (who was one of the original landowners and was involved in the development of the property) against certain tax liabilities if those tax liabilities result from (i) our sale, transfer, conveyance, or other taxable disposition of four specified properties (First Stamford Place, Metro Center, 10 Bank Street and 1542 Third Avenue acquired by us in the consolidation for a period of 12 years with respect to First Stamford Place and for the later of (x) eight years or (y) the death of both Peter L. Malkin and Isabel W. Malkin who are 80 and 77 years old, respectively, for the three other properties, (ii) our failing to maintain until maturity the indebtedness secured by those properties or failing to use commercially reasonable efforts to refinance such indebtedness upon maturity in an amount equal to the principal balance of such indebtedness, or, if we are unable to refinance such indebtedness at its current principal amount, at the highest principal amount possible, or (iii) our failing to make available to any of these continuing investors the opportunity to guarantee, or otherwise bear the risk of loss, for U.S. federal income tax purposes, of their allocable share of $160 million of aggregate indebtedness meeting certain requirements, until such continuing investor owns less than the aggregate number of operating partnership units and shares of ESRT common stock equal to 50% of the aggregate number of such units and shares such continuing investor received in the formation transactions. If we were to trigger our tax indemnification obligations under these agreements, we would be required to pay damages for the resulting tax consequences to the Malkin Group, and we have acknowledged that a calculation of damages will not be based on the time value of money or the time remaining within the restricted period. Moreover, these obligations may restrict our ability to engage in a strategic transaction. In addition, these obligations may require us to maintain more or different indebtedness than we would otherwise require for our business.
The continuing threat of a terrorist event may materially and adversely affect our properties, their value and our ability to generate cash flow.
There may be a decrease in demand for space in Manhattan and the greater New York metropolitan area because it is considered at risk for a future terrorist event, and this decrease may reduce our revenues from property rentals. In the aftermath of a terrorist event, tenants in Manhattan and the greater New York metropolitan area may choose to relocate their businesses to less populated, lower-profile areas of the United States that are not as likely to be targets of future terrorist activity. This in turn could trigger a decrease in the demand for space in Manhattan and the greater New York metropolitan area, which could increase vacancies in our properties and force us to lease our properties on less favorable terms. Further, certain of our properties, including the Empire State Building, may be considered to be susceptible to increased risks of a future terrorist event due to the high-profile nature of the property. In addition, a terrorist event could cause insurance premiums at certain of our properties to increase significantly. As a result, the value of our properties and the level of our revenues could materially decline.
Potential losses, such as those from adverse weather conditions, natural disasters, terrorist events and title claims, may not be fully covered by our insurance policies, and such losses could materially and adversely affect us.
Our business operations are susceptible to, and could be significantly affected by, adverse weather conditions, terrorist events and natural disasters that could cause significant damage to the properties in our portfolio. Our insurance may not be adequate to cover business interruption or losses resulting from such events. In addition, our insurance policies include substantial self-insurance portions and significant deductibles and co-payments for such events, and recent hurricanes in the

United States have affected the availability and price of such insurance. As a result, we may incur significant costs in the event of adverse weather conditions, terrorist events and natural disasters. We may discontinue certain insurance coverage on some or all of our properties in the future if the cost of premiums for any of these policies in our judgment exceeds the value of the coverage discounted for the risk of loss.
We carry comprehensive liability, fire, extended coverage, earthquake, terrorism and rental loss insurance covering all of our Manhattan properties and our greater New York metropolitan area properties under a blanket policy. We carry additional all-risk property and business insurance, which includes terrorism insurance, on the Empire State Building through ESB Captive Insurance Company L.L.C., ("ESB Captive Insurance"), our wholly owned captive insurance company. ESB Captive Insurance covers terrorism insurance for $700 million in losses in excess of $800 million per occurrence suffered by the Empire State Building, providing us with aggregate terrorism coverage of $1.5 billion. ESB Captive Insurance fully reinsures the 15% coinsurance under the Terrorism Risk Insurance Program Reauthorization Act of 2007 ("TRIPRA") and the difference between the TRIPRA captive deductible and policy deductible of $25,000 for non-Nuclear, Biological, Chemical and Radiological exposures. As a result, we remain only liable for the 15% coinsurance under TRIPRA for Nuclear, Biological, Chemical and Radiological ("NBCR") exposures, as well as a deductible equal to 20% of the prior year’s premium, which premium was approximately $365,000 for the period June 30, 2012 through June 30, 2013. As long as we own ESB Captive Insurance, we are responsible for ESB Captive Insurance’s liquidity and capital resources, and ESB Captive Insurance’s accounts are part of our consolidated financial statements. If we experience a loss and our captive insurance company is required to pay under its insurance policy, we would ultimately record the loss to the extent of its required payment.
Furthermore, we do not carry insurance for certain losses, including, but not limited to, losses caused by war. In addition, while our title insurance policies insure for the current aggregate market value of our portfolio, we do not intend to increase our title insurance policies as the market value of our portfolio increases. As a result, we may not have sufficient coverage against all losses that we may experience, including from adverse title claims.
If we experience a loss that is uninsured or which exceeds our policy limits, we could incur significant costs and lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged.
In addition, certain of our properties could not be rebuilt to their existing height or size at their existing location under current land-use laws and policies. In the event that we experience a substantial or comprehensive loss of one of our properties, we may not be able to rebuild such property to its existing specifications and otherwise may have to upgrade such property to meet current code requirements.
Congress extended the Terrorism Risk Insurance Act of 2002 in December 2007, now TRIPRA, until December 31, 2014. There is no assurance that TRIPRA will be extended. The law extends the federal Terrorism Risk Insurance Program that requires insurance companies to offer terrorism coverage and provides for compensation for insured losses resulting from acts of foreign and domestic terrorism. Our debt instruments, consisting of mortgage loans secured by our properties (which are generally non-recourse to us), ground leases and our secured term loan, contain customary covenants requiring us to maintain insurance, including terrorism insurance.
While we do not believe it will be likely, there can be no assurance that the lenders or ground lessors under these instruments will not take the position that a total or partial exclusion from “all-risk” insurance coverage for losses due to terrorist acts is a breach of these debt and ground lease instruments that allows the lenders or ground lessors to declare an event of default and accelerate repayment of debt or recapture of ground lease positions for those properties in our portfolio which are not insured against terrorist events. In addition, if lenders insist on full coverage for these risks and prevail in asserting that we are required to maintain such coverage, it could result in substantially higher insurance premiums.
Certain mortgages on our properties contain requirements concerning the financial ratings of the insurers who provide policies covering the property. We provide the lenders on a regular basis with the identity of the insurance companies in our insurance programs. While the ratings of our insurers currently satisfy the rating requirements in some of our loan agreements, in the future, we may be unable to obtain insurance with insurers which satisfy the rating requirements which could give rise to an event of default under such loan agreements. Additionally, in the future our ability to obtain debt financing secured by individual properties, or the terms of such financing, may be adversely affected if lenders generally insist on ratings for insurers which are difficult to obtain or which result in a commercially unreasonable premium.

We may become subject to liability relating to environmental and health and safety matters, which could have a material and adverse effect on us.
Under various federal, state and/or local laws, ordinances and regulations, as a current or former owner or operator of real property, we may be liable for costs and damages resulting from the presence or release of hazardous substances, waste, or petroleum products at, on, in, under or from such property, including costs for investigation or remediation, natural resource damages, or third party liability for personal injury or property damage. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence or release of such materials, and the liability may be joint and several. Some of our properties have been or may be impacted by contamination arising from current or prior uses of the property or adjacent properties for commercial, industrial or other purposes. Such contamination may arise from spills of petroleum or hazardous substances or releases from tanks used to store such materials. We also may be liable for the costs of remediating contamination at off-site disposal or treatment facilities when we arrange for disposal or treatment of hazardous substances at such facilities, without regard to whether we comply with environmental laws in doing so. The presence of contamination or the failure to remediate contamination on our properties may adversely affect our ability to attract and/or retain tenants and our ability to develop or sell or borrow against those properties. In addition to potential liability for cleanup costs, private plaintiffs may bring claims for personal injury, property damage or for similar reasons. Environmental laws also may create liens on contaminated sites in favor of the government for damages and costs it incurs to address such contamination. Moreover, if contamination is discovered on our properties, environmental laws may impose restrictions on the manner in which that property may be used or how businesses may be operated on that property. For example, our property at 69-97 Main Street is subject to an Environmental Land Use Restriction that imposes certain restrictions on the use, occupancy and activities of the affected land beneath the property. This restriction may prevent us from conducting certain redevelopment activities at the property, which may adversely affect its resale value and may adversely affect our ability to finance or refinance this property. See “Item 1. Business - Environmental Matters.”
Some of our properties are adjacent to or near other properties used for industrial or commercial purposes or that have contained or currently contain underground storage tanks used to store petroleum products or other hazardous or toxic substances. Releases from these properties could impact our properties. In addition, some of our properties have previously been used by former owners or tenants for commercial or industrial activities, e.g., gas stations and dry cleaners, and a portion of the Metro Tower site is currently used for automobile parking and fuelling, that may release petroleum products or other hazardous or toxic substances at such properties or to surrounding properties.
In addition, our properties are subject to various federal, state and local environmental and health and safety laws and regulations. Noncompliance with these environmental and health and safety laws and regulations could subject us or our tenants to liability. These liabilities could affect a tenant’s ability to make rental payments to us. Moreover, changes in laws could increase the potential costs of compliance with such laws and regulations or increase liability for noncompliance. This may result in significant unanticipated expenditures or may otherwise materially and adversely affect our operations, or those of our tenants, which could in turn have a material adverse effect on us.
As the owner or operator of real property, we may also incur liability based on various building conditions. For example, buildings and other structures on properties that we currently own or operate or those we acquire or operate in the future contain, may contain, or may have contained, asbestos-containing material, or ACM. Environmental and health and safety laws require that ACM be properly managed and maintained and may impose fines or penalties on owners, operators or employers for non-compliance with those requirements. These requirements include special precautions, such as removal, abatement or air monitoring, if ACM would be disturbed during maintenance, redevelopment or demolition of a building, potentially resulting in substantial costs. In addition, we may be subject to liability for personal injury or property damage sustained as a result of releases of ACM into the environment.
In addition, our properties may contain or develop harmful mold or suffer from other indoor air quality issues, which could lead to liability for adverse health effects or property damage or costs for remediation. When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Indoor air quality issues can also stem from inadequate ventilation, chemical contamination from indoor or outdoor sources, and other biological contaminants such as pollen, viruses and bacteria. Indoor exposure to airborne toxins or irritants above certain levels can be alleged to cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold or other airborne contaminants at any of our properties could require us to undertake a costly remediation program to contain or remove the mold or other airborne contaminants from the affected property or increase indoor ventilation. In addition, the presence of significant mold or other airborne contaminants could expose us to liability from our tenants, employees of our tenants or others if property damage or personal injury occurs.

We cannot assure you that costs or liabilities incurred as a result of environmental issues will not affect our ability to make distributions to our stockholders or that such costs, liabilities, or other remedial measures will not have a material adverse effect on our financial condition and results of operations.
Potential environmental liabilities may exceed our environmental insurance coverage limits, which could have a material and adverse effect on us.
We carry environmental insurance to cover certain potential environmental liabilities associated with pollution conditions at certain of our properties. We cannot assure you, however, that our insurance coverage will be sufficient or that our liability will not have a material adverse effect on our financial condition, results of operations, cash flow, per share/unit trading price of ESRT's Class A common stock and our traded OP units and our ability to satisfy our principal and interest obligations and to make distributions to our securityholders.
We may experience a decline in the fair value of our assets, which may have a material impact on our financial condition, liquidity and results of operations and adversely impact the price of ESRT's Class A common stock and our traded OP units.
A decline in the fair market value of our assets may require us to recognize an other-than-temporary impairment against such assets under GAAP if we were to determine that, with respect to any assets in unrealized loss positions, we do not have the ability and intent to hold such assets to maturity or for a period of time sufficient to allow for recovery to the amortized cost of such assets. If such a determination were to be made, we would recognize unrealized losses through earnings and write down the amortized cost of such assets to a new cost basis, based on the fair value of such assets on the date they are considered to be other-than-temporarily impaired. Such impairment charges reflect non-cash losses at the time of recognition; subsequent disposition or sale of such assets could further affect our future losses or gains, as they are based on the difference between the sale price received and adjusted amortized cost of such assets at the time of sale.
Failure to hedge interest rates effectively could have a material and adverse effect on us.
Subject to ESRT's qualification as a REIT, we may seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements that involve risk, such as the risk that counterparties may fail to honor their obligations under these arrangements, and that these arrangements may not be effective in reducing our exposure to interest rate changes. Moreover, there can be no assurance that our hedging arrangements will qualify for hedge accounting or that our hedging activities will have the desired beneficial impact on our results of operations. Should we desire to terminate a hedging agreement, there could be significant costs and cash requirements involved to fulfill our initial obligation under the hedging agreement. Failure to hedge effectively against interest rate changes may adversely affect our results of operations.
When a hedging agreement is required under the terms of a mortgage loan it is often a condition that the hedge counterparty maintains a specified credit rating. With the current volatility in the financial markets, there is an increased risk that hedge counterparties could have their credit rating downgraded to a level that would not be acceptable under the loan provisions. If we were unable to renegotiate the credit rating condition with the lender or find an alternative counterparty with acceptable credit rating, we could be in default under the loan and the lender could seize that property through foreclosure.
As a general contractor, ESRT Construction LLC and ESRT Construction TRS, L.L.C., our wholly-owned subsidiaries, are subject to the various risks associated with construction that could have a material adverse effect on our business and results of operations.
As a general contractor, ESRT Construction LLC and ESRT Construction TRS, L.L.C., our wholly-owned subsidiaries, are subject to the various risks associated with construction (including, without limitation, shortages of labor and materials, work stoppages, labor disputes and weather interference) that could cause construction delays. We are subject to the risk that we will be unable to complete construction at budgeted costs or be unable to fund any excess construction costs, which could have a material adverse effect on our business and results of operations.
We may incur significant costs complying with the ADA and similar laws, which could adversely affect our financial condition, results of operations, cash flow and per share/unit trading price of ESRT's Class A common stock and our traded OP units.
Under the Americans with Disabilities Act of 1990, or the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. We have not conducted a recent audit or investigation of all of our properties to determine our compliance with the ADA. If one or more of the properties in our portfolio is not in compliance with the ADA, we would be required to incur additional costs to bring the property into compliance. Additional federal, state and local laws also may require modifications to our properties, or restrict our ability to renovate our properties. We cannot predict the ultimate cost of compliance with the ADA or other legislation. If we incur substantial costs to comply with the ADA and any other legislation, our financial condition, results of operations, cash flow, per share/unit trading price of ESRT's Class A common stock and our traded OP units and our ability to satisfy our principal and interest obligations and to make distributions to our securityholders could be adversely affected.
Our property taxes could increase due to property tax rate changes or reassessment, which could impact our cash flows.
Even if ESRT qualifies as a REIT for U.S. federal income tax purposes, we will be required to pay state and local taxes on our properties. The real property taxes on our properties may increase as property tax rates change or as our properties are assessed or reassessed by taxing authorities. Therefore, the amount of property taxes we pay in the future may increase substantially from what we have paid in the past. If the property taxes we pay increase, our financial condition, results of operations, cash flows, per share/unit trading price of ESRT's Class A common stock and our traded OP units and our ability to satisfy our principal and interest obligations and to make distributions to our securityholders could be adversely affected.
We or ESRT may become subject to litigation, which could have a material and adverse effect on our financial condition, results of operations, cash flow and per share/unit trading price of ESRT's Class A common stock and our traded OP units.
In the future we or ESRT may become subject to litigation, including claims relating to our operations, offerings, and otherwise in the ordinary course of business. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which are not, or cannot be, insured against. We generally intend to defend ourselves vigorously; however, we cannot be certain of the ultimate outcomes of any claims that may arise in the future. Resolution of these types of matters against us or ESRT may result in our having to pay significant fines, judgments, or settlements, which, if uninsured, or if the fines, judgments, and settlements exceed insured levels, could adversely impact our earnings and cash flows, thereby having an adverse effect on our financial condition, results of operations, cash flow and per share/unit trading price of ESRT's Class A common stock and our traded OP units. Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could adversely impact our results of operations and cash flows, expose us to increased risks that would be uninsured, and/or adversely impact ESRT's ability to attract officers and directors.
There is currently litigation pending, and the potential for additional litigation, associated with the consolidation. We may incur costs from these litigations.
In March 2012, five putative class actions, or the Original Class Actions, were filed in New York State Supreme Court, New York County by investors in certain of the existing entities (constituting the predecessor and the non-controlled entities) on March 1, 2012, March 7, 2012, March 12, 2012, March 14, 2012 and March 19, 2012. The plaintiffs asserted claims against our predecessor’s management companies, Anthony E. Malkin, Peter L. Malkin, the estate of Leona M. Helmsley, ESRT and us for breach of fiduciary duty, unjust enrichment and/or aiding and abetting breach of fiduciary duty. They alleged, among other things, that the terms of the consolidation and the process by which it was structured (including the valuation that was employed) are unfair to the investors in the existing entities, the consolidation provides excessive benefits to Malkin Holdings LLC and its affiliates and the then-draft prospectus/consent solicitation with respect to the consolidation filed with the SEC failed to make adequate disclosure to permit a fully-informed decision about the consolidation. The complaints sought money damages and injunctive relief preventing the consolidation. The Class Actions were consolidated and co-lead plaintiffs’ counsel were appointed by the New York State Supreme Court by order dated June 26, 2012.
The parties entered into a Stipulation of Settlement dated September 28, 2012, resolving the Original Class Actions. The defendants in the Stipulation of Settlement denied that they committed any violation of law or breached any of their duties and did not admit that they had any liability to the plaintiffs. The payment in settlement of the Original Class Actions will be made by the estate of Leona M. Helmsley and affiliates of Malkin Holdings LLC (provided that none of Malkin Holdings LLC's affiliates that would become our direct or indirect subsidiary in the consolidation will have any liability for such payment) and certain investors in the existing entities who agree to contribute. We will not bear any of the settlement payment.
On January 18, 2013, the parties jointly moved for preliminary approval of the settlement, for permission to send notice of the settlement to the class, and for the scheduling of a final settlement hearing. On January 28, 2013, six of the investors in Empire State Building Associates L.L.C. filed an objection to preliminary approval, and cross-moved to intervene in the action and for permission to file a separate complaint on behalf of the investors in Empire State Building Associates

L.L.C. On February 21, 2013, the court denied the cross motion of such objecting investors, and the court denied permission for such objecting investors to file a separate complaint as part of the Original Class Actions, but permitted them to file a brief solely to support their allegation that the buyout would deprive non-consenting investors in Empire State Building Associates L.L.C. of “fair value” in violation of the New York Limited Liability Company Law. The court rejected the objecting investors’ assertion that preliminary approval be denied and granted preliminary approval of the settlement.
Pursuant to a decision issued on April 30, 2013, the court rejected the allegation regarding the New York Limited Liability Company Law and ruled in Malkin Holdings LLC’s favor, holding that such buyout provisions are legally binding and enforceable and that investors do not have the rights they claimed under the New York Limited Liability Company Law.
On May 2, 2013, the court held a hearing regarding final approval of the Original Class Actions settlement, at the conclusion of which the court stated that it intended to approve the settlement. On May 17, 2013, the court issued its Opinion and Order. The court rejected the objections by all objectors and upheld the settlement in its entirety. Of the approximately 4,500 class members who are investors in all of the existing entities included in the consolidation, 12 opted out of the settlement. Those who opted out will not receive any share of the settlement proceeds, but can pursue separate claims for monetary damages. They are bound by the settlement agreement regarding equitable relief, so they cannot seek an injunction to halt the consolidation or our initial public offering. The settlement will not become final until resolution of any appeal.
Also on May 17, 2013, the court issued its Opinion and Order on attorneys’ fees. Class counsel applied for an award of $15.0 million in fees and $295,895 in expenses, which the court reduced to $11.59 million in fees and $265,282 in expenses (which are included within the $55.0 million settlement payment).
The investors who challenged the buyout provision filed a notice of appeal of the court’s April 30, 2013 decision and moved before the appellate court for a stay of all proceedings relating to the settlement, including such a stay as immediate interim relief. On May 1, 2013, their request for immediate interim relief was denied. On May 13, 2013, Malkin Holdings LLC filed its brief in opposition to the motion for the stay. On June 18, 2013, the appellate court denied the motion for the stay. On July 16, 2013, these investors filed their brief and other supporting papers on their appeal of the April 30, 2013 decision, which are required to perfect the appeal. On September 4, 2013, Malkin Holdings LLC filed its brief on the appeal, and also moved to dismiss the appeal on the grounds that these investors lack standing to pursue it. Malkin Holdings LLC contended that these investors were not entitled to appraisal under the New York Limited Liability Company Law because, among other reasons (i) they are not members of Empire State Building Associates L.L.C., and only members have such rights; (ii) the transaction in question is not a merger or consolidation as defined by statute, and appraisal only applies in those transactions; and (iii) when Empire State Building Associates L.L.C. was converted into a limited liability company, the parties agreed that no appraisal would apply. Moreover, Malkin Holdings LLC contended that only the 12 investors who opted out of the class action settlement could pursue appraisal, because that settlement contains a broad release of (and there is an associated bar order from the court preventing) any such claims. Malkin Holdings LLC further noted that of the six investors attempting to pursue the appeal, only two had in fact opted out of the class action settlement. On September 13, 2013, these investors filed their reply brief on the appeal, and opposed the motion to dismiss. On September 19, 2013, Malkin Holdings LLC filed its reply brief on the motion to dismiss. On October 3, 2013, the appeals court denied the motion to dismiss without prejudice to address the matter directly on the appeal, effectively referring the issues raised in the motion to the panel that will hear the appeal itself. The appeals court heard argument on November 21, 2013, and in a Decision and Order dated February 25, 2014, it affirmed the trial court’s ruling.
In addition, on June 20, 2013, these same investors, and one additional investor who also opposed the settlement of the Original Class Action, filed additional notices of appeal from the trial court’s rulings in the Original Class Actions. These notices of appeal related to (i) the order entered February 22, 2013 granting preliminary approval of the Original Class Action settlement and setting a hearing for final approval; (ii) the order entered February 26, 2013, refusing to sign a proposed order to show cause for a preliminary injunction regarding the consolidation; (iii) an order entered April 2, 2013, denying the motion to intervene and to file a separate class action on behalf of Empire State Building Associates L.L.C. investors; (iv) the order entered April 10, 2013, refusing to sign the order to show cause seeking to extend the deadline for class members to opt out of the Original Class Action settlement; (v) the Final Judgment and Order entered May 17, 2013; (vi) the order entered May 17, 2013 approving the Original Class Action settlement; and (vii) the order entered May 17, 2013 awarding class counsel attorneys’ fees and costs. On January 6, 2014, Class counsel moved to dismiss these additional appeals on the grounds that they were not timely perfected by filing an appellate brief and record. On February 6, 2014, the appeals court granted the motion unless the appeals are perfected by March 17, 2014.
There is no right to any further appeal of the appeals court’s February 25, 2014 ruling. However, the investors who challenged the buy-out provision may move for leave to appeal the appeals court’s ruling to the New York Court of Appeals, a process that may take many months. We cannot predict the timing or outcome of such a motion or, if it is granted, the appeal process or any related relief, if such further appeal were successful. If the trial and appeals courts’ decisions were reversed by the Court of Appeals, there is a risk that it could have a material adverse effect on us, which could take the form of monetary damages or other equitable relief, and the court could order some or all of the relief that the objecting investors have requested, as described above. Although there can be no assurance, we believe that the trial and appeals courts’ decisions were correct, that they will be upheld on any further appeal.
On March 14, 2014, one of the investors who had filed a notice of appeal from the trial court's rulings in the Original Class Actions noted above perfected an appeal from the court's May 17, 2013 Final Judgment and Order and orders approving the Original Class Action Settlement and awarding class counsel attorney's fees and costs. Responses to this appeal are due April 16, 2014. We cannot predict the timing or outcome of an appeal. If the court's decision were reversed by an appellate court, there is a risk that it could have a material adverse effect on us including the imposition of monetary damages, injunctive relief or both. Although there can be no assurance, we believe that the trial court's decision was correct, and that it will be upheld on appeal. No other appeals were filed by the March 17, 2014 deadline set by the appeals court in its February 6, 2014 order.
In addition, commencing December 24, 2013, four putative class actions, or the Second Class Actions, were filed in New York State Supreme Court, New York County, against Malkin Holdings LLC, Peter L. Malkin, Anthony E. Malkin and Thomas N. Keltner, Jr. on behalf of former investors in Empire State Building Associates L.L.C. Generally, the Second Class Actions alleged that the defendants breached their fiduciary duties and were unjustly enriched. One of the Second Class Actions named us and ESRT as defendants, alleging that they aided and abetted the breaches of fiduciary duty. The Second Class Actions were consolidated on consent and co-lead class counsel was appointed by order dated February 11, 2014. A Consolidated Amended Complaint was filed February 7, 2014, which did not name us or ESRT as defendants. It seeks monetary damages. On March 7, 2014 defendants filed a motion to dismiss the Second Class Actions. We cannot predict the outcome of the motion (or if the motion is not granted, the outcome of the Second Class Actions). We will incur costs in connection with this litigation. If the court were to rule against the defendants there is a risk that it could have a material adverse effect on us, which could take the form of monetary damages or other equitable relief.
    In connection with the Offering and formation transactions, we and ESRT entered into indemnification agreements with ESRT's directors, executive officers and chairman emeritus, providing for the indemnification by us and ESRT for certain liabilities and expenses incurred as a result of actions brought, or threatened to be brought, against them. As a result, Anthony E. Malkin, Peter L. Malkin and Thomas N. Keltner, Jr. have defense and indemnity rights from us and ESRT with respect to the Second Class Actions.
Additionally, there is a risk that other third parties will assert claims against us, Malkin Holdings LLC, or any other party entitled to defense and indemnity from us, including, without limitation, claims that Malkin Holdings LLC breached its fiduciary duties to investors in the existing entities or that the consolidation violates the relevant operating agreements, and third parties may commence litigation related to such claims. As a result, we may incur costs associated with defending or settling such litigation or paying any judgment if we lose.
Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on co-venturers’ financial condition and disputes between us and our co-venturers.
We may co-invest in the future with third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in or sharing responsibility for managing the affairs of a property, partnership, joint venture or other entity. In such event, we would not be in a position to exercise sole decision-making authority regarding the property, partnership, joint venture or other entity. Investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives, and they may have competing interests in our markets that could create conflict of interest issues. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturer would have full control over the partnership or joint venture. In addition, prior consent of our joint venture partners may be required for a sale or transfer to a third party of our interests in the joint venture, which would restrict our ability to dispose of our interest in the joint venture. If we become a limited partner or non-managing member in any partnership or limited liability company and such entity takes or expects to take actions that could jeopardize ESRT's status as a REIT or require ESRT to pay tax, we may be forced to dispose of our interest in such entity including at an unfavorable price. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. Consequently, actions by or disputes with partners or co-venturers might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers. Our joint ventures may be subject to debt and, in any weakened credit market, the refinancing of such debt may require equity capital calls.
Changes in accounting rules, assumptions and/or judgments could materially and adversely affect us.
Accounting rules for certain aspects of our anticipated operations are highly complex and involve significant judgment and assumptions. These complexities could lead to a delay in the preparation of our financial statements and the delivery of this information to our stockholders. Furthermore, changes in accounting rules or in our accounting assumptions and/or judgments, such as asset impairments, could materially impact our financial statements. Under any of these circumstances, we could be materially and adversely affected.
We may incur significant costs complying with various regulatory requirements, which could materially and adversely affect our financial performance.
Our properties are subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements. If we fail to comply with these various requirements, we might incur governmental fines or private damage awards. In addition, existing requirements could change and future requirements might require us to make significant unanticipated expenditures, which materially and adversely affect our financial performance.
We face risks relating to cybersecurity attacks that could cause loss of confidential information and other business disruptions.
We rely extensively on computer systems to process transactions and manage our business, and our business is at risk from and may be impacted by cybersecurity attacks. These could include attempts to gain unauthorized access to our data and computer systems. Attacks can be both individual and/or highly organized attempts organized by very sophisticated hacking organizations. We employ a number of measures to prevent, detect and mitigate these threats, which include password protection, frequent password change events, firewall detection systems, frequent backups, a redundant data system for core applications and annual penetration testing; however, there is no guarantee such efforts will be successful in preventing a cyber attack. A cybersecurity attack could compromise the confidential information of our employees, tenants and vendors. A successful attack could disrupt and affect the business operations.
Risks Related to Our Organization and Structure
Holders of ESRT Class B common stock have a significant vote in matters submitted to a vote of ESRT stockholders.
As part of our formation, original investors were offered the opportunity to contribute their interests to us in exchange for ESRT Class A common stock, operating partnership units, a combination of one share of ESRT Class B common stock for each 50 operating partnership units to which an investor was entitled, resulting in one share of ESRT Class B common stock and 49 operating partnership units, or a combination of any of the above. Each outstanding share of ESRT Class B common stock entitles the holder thereof to 50 votes on all matters on which ESRT Class A common stockholders are entitled to vote, including the election of directors. Holders of ESRT Class B common stock are entitled to share equally, on a per share basis, in all distributions payable with respect to shares of ESRT Class A common stock. Holders of ESRT Class B common stock may have interests that differ from those holders of ESRT Class A common stock and our securityholders, including by reason of their interest in us, and may accordingly vote as a stockholder in ways that may not be consistent with the interests of holders of ESRT Class A common stock and our securityholders. This significant voting influence over certain matters may have the effect of delaying, preventing or deterring a change of control of ESRT, or could deprive holders of ESRT Class A common stock or our securityholders of an opportunity to receive a premium for their Class A common stock or units, as applicable, as part of a sale of ESRT. ESRT Class B common stock has been issued only in connection with the formation transactions as described above, and any such share is automatically converted to a share of ESRT Class A common stock (having a single vote) upon its holder conveying the related 49 operating partnership units to any person other than a family member, affiliate or controlled entity of such person.
We assumed unknown liabilities in connection with the formation transactions, which, if significant, could materially and adversely affect our business.

As part of the formation transactions, we acquired the properties and assets of our predecessor and certain other assets, subject to existing liabilities including unknown liabilities. Unknown liabilities might include liabilities for cleanup or remediation of undisclosed environmental conditions, claims of tenants, vendors or other persons dealing with such entities prior to the Offering (that had not been asserted or threatened prior to the Offering), tax liabilities, and accrued but unpaid liabilities incurred in the ordinary course of business. As part of the formation transactions, Anthony E. Malkin and his siblings, Scott D. Malkin and Cynthia M. Blumenthal, made limited representations and warranties to us regarding the entities, properties and assets that we own for one year following the completion of the Offering and agreed to indemnify us and ESRT for breaches of such representations subject to a $1,000,000 deductible and a cap of $25,000,000. Because many liabilities, including tax liabilities, may not be identified within such period, we may have no recourse against Anthony E. Malkin, Scott D. Malkin or Cynthia M. Blumenthal for such liabilities. In addition, we have agreed to indemnify ESRT senior management team and certain members, managers, shareholders, directors, limited partners, general partners, officers or controlling persons of our predecessor in their capacities as such for certain claims. Any unknown or unquantifiable liabilities that we assumed in connection with the formation transactions for which we have no or limited recourse could materially and adversely affect us. See “-We may become subject to liability relating to environmental and health and safety matters, which could have a material and adverse effect on us” as to the possibility of undisclosed environmental conditions potentially affecting the value of the properties in our portfolio.
The departure of any of ESRT key personnel could materially and adversely affect us.
Our success depends on the efforts of ESRT key personnel, particularly Anthony E. Malkin, ESRT's Chairman, Chief Executive Officer and President. Among the reasons Anthony E. Malkin is important to our success is that he has a national industry reputation that benefits us in many ways. He has led the acquisition, operating and repositioning of our assets for the last two decades. If we lost his services, our external relationships and internal leadership resources would be materially diminished.
Other members of ESRT senior management team also have strong industry reputations and experience, which aid us in attracting, identifying and exploiting opportunities. The loss of the services of one or more members of ESRT's senior management team, particularly Anthony E. Malkin, could have a material and adverse impact on us.
Tax consequences to holders of operating partnership units upon a sale or refinancing of our properties may cause the interests of certain members of ESRT senior management team to differ from your own.
As a result of the unrealized built-in gain attributable to a property at the time of contribution, some holders of operating partnership units, including Anthony E. Malkin and Peter L. Malkin, may suffer different and more adverse tax consequences than other holders of operating partnership units upon the sale or refinancing of the properties owned by us, including disproportionately greater allocations of items of taxable income and gain upon a realization event. As those holders will not receive a correspondingly greater distribution of cash proceeds, they may have different objectives regarding the appropriate pricing, timing and other material terms of any sale or refinancing of certain properties, or whether to sell or refinance such properties at all. As a result, the effect of certain transactions on Anthony E. Malkin and Peter L. Malkin may influence their decisions affecting these properties and may cause such members of ESRT senior management team to attempt to delay, defer or prevent a transaction that might otherwise be in the best interests of our other securityholders. In connection with the formation transactions, we and ESRT entered into a tax protection agreement with Anthony E. Malkin and Peter L. Malkin pursuant to which we have agreed to indemnify the Malkin Group and one additional third party investor in Metro Center (who was one of the original landowners and was involved in the development of the property) against certain tax liabilities if those tax liabilities result from (i) our sale, transfer, conveyance, or other taxable disposition of four specified properties (First Stamford Place, Metro Center, 10 Bank Street and 1542 Third Avenue) acquired by us in the consolidation for a period of 12 years with respect to First Stamford Place and for the later of (x) eight years or (y) the death of both Peter L. Malkin and Isabel W. Malkin who are 80 and 77 years old, respectively, for the three other properties, (ii) our failing to maintain until maturity the indebtedness secured by those properties or failing to use commercially reasonable efforts to refinance such indebtedness upon maturity in an amount equal to the principal balance of such indebtedness, or, if we are unable to refinance such indebtedness at its current principal amount, at the highest principal amount possible, or (iii) our failing to make available to any of these continuing investors the opportunity to guarantee, or otherwise bear the risk of loss, for U.S. federal income tax purposes, of their allocable share of $160 million of aggregate indebtedness meeting certain requirements, until such continuing investor owns less than the aggregate number of operating partnership units and shares of ESRT common stock equal to 50% of the aggregate number of such units and shares such continuing investor received in the formation transactions. As a result of entering into the tax protection agreement, Anthony E. Malkin and Peter L. Malkin may have an incentive to cause us to enter into transactions from which they may personally benefit.

ESRT's Chairman, Chief Executive Officer and President has outside business interests that take his time and attention away from us, which could materially and adversely affect us.
Anthony E. Malkin, ESRT's Chairman, Chief Executive Officer and President, has agreed to devote a majority of his business time and attention to our business and, under his employment agreement, he may also devote time to the excluded properties, option properties, the excluded businesses and certain family investments to the extent that such activities do not materially interfere with the performance of his duties to us. He owns interests in the excluded properties, excluded businesses and option properties that were not contributed to us in the formation transactions, some of which are managed by our company and certain non-real estate family investments. In some cases, Anthony E. Malkin or his affiliates have certain management and fiduciary obligations that may conflict with such person’s responsibilities as an officer or director of ESRT and may adversely affect our operations.
We may pursue less vigorous enforcement of terms of the formation transaction agreements because of conflicts of interest with certain members of ESRT senior management team, which could have a material adverse effect on our business.
Certain members of ESRT senior management team have ownership interests in our predecessor that we acquired in the formation transactions. As part of the formation transactions, Anthony E. Malkin and his siblings, Scott D. Malkin and Cynthia M. Blumenthal, entered into agreements with us, pursuant to which they made limited representations and warranties to us regarding the entities, properties and assets that we acquired in the formation transactions for one year following the completion of the Offering and agreed to indemnify us and ESRT for breaches of such representations and warranties subject to a $1,000,000 deductible and a cap of $25,000,000. Such indemnification is limited, however, and we are not entitled to any other indemnification in connection with the formation transactions. See “-We may assume unknown liabilities in connection with the formation transactions, which, if significant, could materially and adversely affect our business” above. In addition, Anthony E. Malkin has agreed under an employment agreement with us not to engage in certain business activities in competition with us (both during, and for a period of time following, his employment with us). We may choose not to enforce, or to enforce less vigorously, our rights under these agreements because of our desire to maintain our ongoing relationship with ESRT's executive officers given their significant knowledge of our business, relationships with our customers and significant equity ownership in ESRT and us, and this could have a material adverse effect on our business.
ESRT's rights and the rights of ESRT's stockholders to take action against ESRT's directors and officers are limited, which could limit your recourse in the event of actions not in your best interest.
ESRT's charter limits the liability of ESRT's present and former directors and officers to ESRT and its stockholders for money damages to the maximum extent permitted under Maryland law. Under current Maryland law, ESRT's present and former directors and officers will not have any liability to it or its stockholders for money damages other than liability resulting from (1) actual receipt of an improper benefit or profit in money, property or services or (2) active and deliberate dishonesty by the director or officer that was established by a final judgment and is material to the cause of action. As a result, ESRT and its stockholders may have limited rights against ESRT's present and former directors and officers, as well as persons who served as members, managers, shareholders, directors, partners, officers, controlling persons certain agents of our predecessor, which could limit your recourse in the event of actions not in your best interest.
Conflicts of interest exist or could arise in the future between the interests of ESRT stockholders and the interests of holders of operating partnership units, which may impede business decisions that could benefit our securityholders.
Conflicts of interest exist or could arise in the future as a result of the relationships between us and our affiliates, on the one hand, and ESRT or any stockholder thereof, on the other. ESRT directors and officers have duties to ESRT under applicable Maryland law in connection with their management of ESRT. At the same time, ESRT, as the general partner of our company, has fiduciary duties and obligations to our company and our limited partners under Delaware law and our partnership agreement in connection with the management of us. ESRT’s fiduciary duties and obligations as general partner to our company and our partners may come into conflict with the duties of ESRT’s directors and officers to ESRT. Pursuant to our partnership agreement, our limited partners have agreed that in the event of a conflict in the duties owed by ESRT's directors and officers to ESRT and ESRT's stockholders and the fiduciary duties owed by ESRT, in its capacity as general partner of us, to such limited partners, ESRT will fulfill its fiduciary duties to such limited partners by acting in the best interests of ESRT's stockholders.
Additionally, the partnership agreement provides that ESRT and its directors and officers will not be liable or accountable to us for losses sustained, liabilities incurred or benefits not derived if ESRT, or such director or officer acted in good faith. The partnership agreement also provides that ESRT will not be liable to us or any partner for monetary damages for losses sustained, liabilities incurred or benefits not derived by us or any limited partner, except for liability for ESRT’s intentional harm or gross negligence. Moreover, the partnership agreement provides that we are required to indemnify our directors and officers, ESRT and its directors and officers and authorizes us to indemnify present and former members, managers, shareholders, directors, limited partners, general partners, officers or controlling persons of our predecessor and authorizes us to indemnify members, partners, employees and agents of us or our predecessor, in each case for actions taken by them in those capacities from and against any and all claims that relate to the operations of our company, except (1) if the act or omission of the person was material to the matter giving rise to the action and either was committed in bad faith or was the result of active and deliberate dishonesty, (2) for any transaction for which the indemnified party received an improper personal benefit, in money, property or services or otherwise, in violation or breach of any provision of the partnership agreement or (3) in the case of a criminal proceeding, if the indemnified person had reasonable cause to believe that the act or omission was unlawful. No reported decision of a Delaware appellate court has interpreted provisions similar to the provisions of our partnership agreement that modify and reduce ESRT’s fiduciary duties or obligations as the general partner or reduce or eliminate ESRT’s liability for money damages to us and our partners, and ESRT has not obtained an opinion of counsel as to the enforceability of the provisions set forth in the partnership agreement that purport to modify or reduce the fiduciary duties that would be in effect were it not for the partnership agreement.
ESRT's executive officers have certain rights to terminate their employment and receive severance in connection with a change of control of ESRT, which may adversely affect us.
Anthony E. Malkin's employment agreement and David A. Karp's, Thomas N. Keltner, Jr.'s and Thomas P. Durels' change in control severance agreements with ESRT provide for termination payments in connection with a change of control if they are terminated by ESRT without cause or leave with good reason within a specified period of time either before or following a change of control (as defined in our equity incentive plan). Furthermore, these provisions could delay or prevent a transaction or a change in control that might involve a premium paid for shares of ESRT common stock or our units, as applicable, or otherwise be in the best interests of ESRT stockholders or our securityholders.
ESRT could increase or decrease the number of authorized shares of ESRT stock, classify and reclassify unissued ESRT stock and issue ESRT stock without ESRT stockholder approval, which could prevent a change in control of ESRT and negatively affect the market value of ESRT's shares.
ESRT’s board of directors, without stockholder approval, has the power under ESRT’s charter to amend its charter from time to time to increase or decrease the aggregate number of ESRT shares of stock or the number of ESRT shares of stock of any class or series that ESRT is authorized to issue, to authorize ESRT to issue authorized but unissued shares of ESRT common stock or preferred stock and to classify or reclassify any unissued shares of ESRT common stock or preferred stock into one or more classes or series of stock and set the terms of such newly classified or reclassified shares. As a result, ESRT may issue series or classes of ESRT common stock or preferred stock with preferences, distributions, powers and rights, voting or otherwise, that are senior to, or otherwise conflict with, the rights of holders of ESRT common stock. Any such issuance could dilute existing ESRT stockholders’ interests. Although ESRT’s board of directors has no such intention at the present time, it could establish a class or series of ESRT preferred stock that could, depending on the terms of such series, delay, defer or prevent a transaction or a change of control that might involve a premium price for ESRT's common stock or that our ESRT stockholders otherwise believe to be in their best interest.
We may issue additional operating partnership units without the consent of our securityholders, which could have a dilutive effect on our securityholders and ESRT’s stockholders.
We may issue additional operating partnership units to third parties without the consent of our securityholders, which would reduce ESRT’s ownership percentage in us and would have a dilutive effect on the interests of our existing securityholders and on the amount of distributions made to ESRT, our securityholders and to us and, therefore, the amount of distributions ESRT can make to its stockholders. Any such issuances, or the perception of such issuances, could materially and adversely affect the market price of ESRT's Class A common stock or our traded OP units.

Our operating performance and value are subject to risks associated with real estate assets and the real estate industry, the occurrence of which could materially and adversely affect us.
Real estate investments are subject to various risks and fluctuations and cycles in value and demand, many of which are beyond our control. Certain events may decrease cash available for distributions, as well as the value of our properties. These events include, but are not limited to:

•	adverse changes in international, national, regional or local economic and demographic conditions;

•
vacancies or our inability to rent space on favorable terms, including possible market pressures to offer tenants rent abatements, tenant improvements, early termination rights or below-market renewal options;

•	adverse changes in market rental rates, particularly as our buildings age, and our ability to fund repair and maintenance costs;

•	adverse changes in financial conditions of buyers, sellers and tenants of properties;

•	our inability to collect rent and expense reimbursements from tenants;

•	competition from other real estate investors with significant capital, including other real estate operating companies, publicly traded REITs and institutional investment funds;

•	the introduction of a competitor’s property in or in close proximity to one of our current submarkets in the greater New York metropolitan area;

•	reductions in the level of demand for office or retail space, and changes in the relative popularity of properties;

•	increases in the supply of office or retail space;

•	opposition from local community or political groups with respect to the construction or operations at a property;

•	our inability to provide effective and efficient management and maintenance at our properties;

•	our inability to provide effective management to the excluded properties for which are designated as the exclusive manager;

•	the investigation, removal or remediation of hazardous materials or toxic substances at a property;

•	fluctuations in interest rates, which could adversely affect our ability, or the ability of buyers and tenants of properties, to obtain financing on favorable terms or at all;

•
increases in expenses, including, without limitation, insurance costs, labor costs, energy prices, real estate assessments and other taxes and costs of compliance with laws, regulations and governmental policies, which we may be restricted in passing on to our tenants;

•	civil disturbances, hurricanes and other natural disasters, or terrorist acts or acts of war, which may result in uninsured or underinsured losses; and

•
changes in, and changes in enforcement of, laws, regulations and governmental policies, including, without limitation, health, safety, environmental, zoning and tax laws, governmental fiscal policies and the ADA.

In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults among our existing leases. If we cannot operate our properties to meet our financial expectations, our financial condition, results of operations, cash flow, per share/unit trading price of ESRT Class A common stock and our traded OP units and our ability to satisfy our principal and interest obligations and to make distributions to our securityholders could be adversely affected. There can be no assurance that we can achieve our return objectives.
ESRT has a limited operating history as a REIT and we and ESRT have limited operating histories as publicly-traded companies, and our inexperience could materially and adversely affect us.
ESRT has a limited operating history as a REIT and we and ESRT have limited operating histories as publicly-traded companies. ESRT's board of directors and senior management team have overall responsibility for our management and, while certain members of ESRT’s senior management team and directors have extensive experience in real estate marketing, development, management, finance and law, none of ESRT’s directors or members of ESRT’s senior management team have prior experience in operating a business in accordance with the requirements under the Code applicable to REITs or in operating a public company other than ESRT’s Chief Financial Officer and Chief Accounting Officer and certain of our directors. As a publicly-traded REIT, ESRT is required to develop and implement substantial control systems, policies and procedures in order to maintain its REIT qualification and satisfy our periodic SEC reporting and New York Stock Exchange, or NYSE, listing requirements. We cannot assure you that ESRT’s management’s past experience will be sufficient to successfully develop and implement these systems, policies and procedures and to operate our company or ESRT. Failure to do so could jeopardize ESRT’s status as a REIT or ESRT or us as public companies, and the loss of such status would materially and adversely affect us.
Certain provisions of Maryland law could inhibit changes in control of ESRT, which could negatively affect the market price of ESRT's shares and our traded OP units.
Certain provisions of the Maryland General Corporation Law, or the MGCL, may have the effect of deterring a third party from making a proposal to acquire ESRT or of impeding a change in control under circumstances that otherwise could provide the holders of ESRT common stock or our securityholders with the opportunity to realize a premium over the then-prevailing market price of their securities. Among other things, ESRT is subject to the “business combination,” “control share acquisition” and “unsolicited takeover” provisions of the MGCL. These provisions may have the effect of inhibiting a third party from making an acquisition proposal for ESRT or of delaying, deferring or preventing a change in control of ESRT under the circumstances that otherwise could provide the holders of shares of ESRT common stock or our securityholders with the opportunity to realize a premium over the then current market price. Pursuant to the statute, ESRT’s board of directors has by resolution exempted business combinations between ESRT and any other person, provided that such business combination is first approved by ESRT’s board of directors (including a majority of ESRT’s directors who are not affiliates or associates of such person). ESRT’s bylaws contain a provision exempting from the control share acquisition statute any and all acquisitions by any person of shares of ESRT’s stock. There can be no assurance that these exemptions or provisions will not be amended or eliminated at any time in the future. ESRT’s charter contains a provision whereby ESRT has elected to be subject to the provisions of Title 3, Subtitle 8 of the MGCL relating to the filling of vacancies on ESRT’s board of directors.
Certain provisions in our partnership agreement of may delay or prevent unsolicited acquisitions of us.
Provisions in our partnership agreement may delay or make more difficult unsolicited acquisitions of us or changes of our control. These provisions could discourage third parties from making proposals involving an unsolicited acquisition of us or change of our control, although some of our securityholders might consider such proposals, if made, desirable. These provisions include, among others:

•	redemption rights of qualifying parties;

•	transfer restrictions on operating partnership units;

•
ESRT's ability, as general partner, in some cases, to amend the partnership agreement and to cause us to issue units with terms that could delay, defer or prevent a merger or other change of control of us or ESRT without the consent of the limited partners; and

•	the right of the limited partners to consent to transfers of the general partnership interest and mergers or other transactions involving us under specified circumstances.
ESRT's charter, bylaws, our partnership agreement and Maryland law also contain other provisions that may delay, defer or prevent a transaction or a change of control that might involve a premium price for our units or that of our securityholders or ESRT's common stock or that its stockholders otherwise believe to be in their best interest.
ESRT's charter contains stock ownership limits, which may delay or prevent a change of control.
In order for ESRT to qualify as a REIT for each taxable year commencing with its taxable year ending December 31, 2013, no more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year, and at least 100 persons must beneficially own its stock during at least 335 days of a taxable year of 12 months, or during a proportionate portion of a shorter taxable year. “Individuals” for this purpose include natural persons, private foundations, some employee benefit plans and trusts and some charitable trusts. To assist ESRT in complying with these limitations, among other purposes, ESRT’s charter generally prohibits any person from directly or indirectly owning more than 9.8% in value or number of shares, whichever is more restrictive, of the outstanding shares of ESRT’s capital stock or more than 9.8% in value or number of shares, whichever is more restrictive, of the outstanding shares of ESRT’s common stock. These ownership limitations could have the effect of discouraging a takeover or other transaction in which holders of ESRT’s common stock might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests. ESRT has entered into waivers of the 9.8% ownership limit with two institutional investors to permit each of these institutional investors to own up to 15% of the outstanding shares of ESRT Class A common stock.
ESRT’s charter’s constructive ownership rules are complex and may cause the outstanding shares owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than these percentages of the outstanding shares by an individual or entity could cause that individual or entity to own constructively in excess of these percentages of the outstanding shares and thus violate the share ownership limits. ESRT’s charter also provides that any attempt to own or transfer shares of its common stock or preferred stock (if and when issued) in excess of the stock ownership limits without the consent of ESRT’s board of directors or in a manner that would cause ESRT to be “closely held” under Section 856(h) of the Code (without regard to whether the shares are held during the last half of a taxable year) will result in the shares being deemed to be transferred to a trustee for a charitable trust or, if the transfer to the charitable trust is not automatically effective to prevent a violation of the share ownership limits or the restrictions on ownership and transfer of ESRT shares, any such transfer of ESRT’s shares will be null and void.
The concentration of ESRT's voting power may adversely affect the ability of new investors to influence our policies.

As of December 31, 2013, Anthony E. Malkin, ESRT’s Chairman, Chief Executive Officer and President, together with the Malkin Group, has the right to vote 37,767,775 shares of ESRT’s common stock, which represents approximately 25.1% of the voting power of ESRT’s outstanding common stock. Consequently, Mr. Malkin has the ability to influence the outcome of matters presented to ESRT stockholders, including the election of ESRT’s board of directors and approval of significant corporate transactions, including business combinations, consolidations and mergers and the determination of ESRT’s day-to-day corporate and management policies. Therefore, Mr. Malkin has substantial influence over ESRT and us and could exercise influence in a manner that is not in the best interests of ESRT’s other stockholders or our securityholders. This concentration of voting power might also have the effect of delaying or preventing a change of control that ESRT’s stockholders or our securityholders may view as beneficial.
Our sole general partner, ESRT, acting through its board of directors may change our strategies, policies or procedures without stockholder consent, which may subject us to different and more significant risks in the future.
Our investment, financing, leverage and distribution policies and our policies with respect to all other activities, including growth, debt, capitalization and operations, will be determined by our sole general partner, ESRT, acting through its board of directors. These policies may be amended or revised at any time and from time to time at the discretion of ESRT without notice to or a vote of our securityholders. This could result in us conducting operational matters, making investments or pursuing different business or growth strategies. Under these circumstances, ESRT may expose us to different and more significant risks in the future, which could have a material adverse effect on our business and growth. In addition, ESRT may change our policies with respect to conflicts of interest provided that such changes are consistent with applicable legal requirements. A change in these policies could have an adverse effect on our financial condition, results of operations, cash flow, per unit trading price of our traded OP units and ability to satisfy our principal and interest obligations and to make distributions to our securityholders.
Our sole general partner, ESRT, acting through its board of directors has approved very broad investment guidelines for our company and will not review or approve each investment decision made by ESRT's senior management team.
ESRT’s senior management team is authorized to follow broad investment guidelines and, therefore, has great latitude in determining the types of assets that are proper investments for us, as well as the individual investment decisions. ESRT’s senior management team may make investments with lower rates of return than those anticipated under current market conditions and/or may make investments with greater risks to achieve those anticipated returns. Our sole general partner, ESRT, acting through its board of directors will not review or approve each proposed investment by ESRT’s senior management team.
If we fail to establish and maintain an effective system of integrated internal controls, we may not be able to report our financial results accurately, which could have a material adverse effect on us.
ESRT completed the Offering on October 7, 2013. Our predecessor was not required to maintain internal control over financial reporting in a manner that meets the standards of publicly traded companies required by Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal control over financial reporting and have our independent auditors issue their own opinion on our internal control over financial reporting. If we fail to implement proper overall business controls, including as required to integrate the systems and procedures of our predecessor and support our growth, our results of operations could be harmed or we could fail to meet our reporting obligations. In addition, the existence of a material weakness or significant deficiency could result in errors in our financial statements that could require a restatement, cause us to fail to meet our public company reporting obligations and cause investors to lose confidence in our reported financial information, which could have a material adverse effect on us.
Risks Related to ESRT Common Stock and Traded OP Units
The trading volume and market price of ESRT's Class A common stock and traded OP units may be volatile and could decline substantially in the future.
The market price of shares of ESRT's Class A common stock and traded OP units may be volatile, and investors in shares of ESRT's Class A common stock and our traded OP units may from time to time experience a decrease in the value of their shares or units, including decreases unrelated to our operating performance or prospects. The price of shares of ESRT's Class A common stock and our traded OP units could be subject to wide fluctuations in response to a number of factors, including, among others, the following:

•	our operating performance and the performance of other similar companies;

•	actual or anticipated differences in our quarterly operating results;

•	changes in our revenues or earnings estimates or recommendations by securities analysts;

•	publication of research reports about us, the office or retail real estate sectors, office or retail tenants or the real estate industry;

•	increases in market interest rates, which may lead investors to demand a higher distribution yield for shares of ESRT's common stock, and would result in increased interest expenses on our debt;

•	actual or anticipated changes in our and our tenants’ businesses or prospects;

•	the current state of the credit and capital markets, and our ability and the ability of our tenants to obtain financing;

•	additions and departures of key personnel;

•	increased competition in the commercial office and retail real estate business in our markets;

•	strategic decisions by us or our competitors, such as acquisitions, divestments, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	the passage of legislation or other regulatory developments that adversely affect us or our industry;

•	speculation in the press or investment community;

•	litigation;

•	actions by institutional stockholders;

•	equity issuances by us or ESRT, or common stock resales by ESRT stockholders, or the perception that such issuances or resales may occur;

•	the trading and market price of ESRT's Class A common stock and our traded OP units;

•	actual, potential or perceived accounting problems;

•	changes in accounting principles;

•	ESRT's failure to qualify as a REIT;

•	terrorist acts, natural or man-made disasters or threatened or actual armed conflicts; and

•	general market and local, regional and national economic conditions, particularly in the Manhattan and greater New York metropolitan area, including factors unrelated to our performance.
No assurance can be given that the market price of shares of ESRT’s Class A common stock and our traded OP units will not fluctuate or decline significantly in the future or that holders of shares of ESRT’s common stock or our securityholders will be able to sell their shares or units, as applicable, when desired on favorable terms, or at all. From time to time in the past, securities class action litigation has been instituted against companies following periods of extreme volatility in their stock price. This type of litigation could result in substantial costs and divert ESRT’s management’s attention and resources.
Our cash available for distribution may not be sufficient to make distributions at expected levels.
We intend to make distributions to our securityholders. All dividends and distributions will be made at the discretion of our sole general partner, ESRT, acting through its board of directors, and will depend on our earnings, financial condition, maintenance of ESRT’s REIT qualification and other factors as ESRT’s board of directors may deem relevant from time to time. If sufficient cash is not available for distribution from our operations, we may have to fund distributions from working capital or to borrow to provide funds for such distribution, or to reduce the amount of such distribution. We cannot assure you that our estimated distributions will be made or sustained. Any distributions we pay in the future will depend upon our actual results of operations, economic conditions and other factors that could differ materially from our current expectations.
The market price of shares of ESRT's Class A common stock and our traded OP units could be adversely affected by our level of cash distributions.
The market value of the equity securities of a REIT is based primarily upon the market’s perception of the REIT’s growth potential and its current and potential future cash distributions, whether from operations, sales or refinancings, and is secondarily based upon the real estate market value of the underlying assets. For that reason, ESRT's Class A common stock and traded OP units may trade at prices that are higher or lower than our net asset value per share. To the extent we retain operating cash flow for investment purposes, working capital reserves or other purposes, these retained funds, while increasing the value of our underlying assets, may not correspondingly increase the market price of ESRT's Class A common stock and traded OP units. Our failure to meet the market’s expectations with regard to future earnings and cash distributions likely would adversely affect the market price of ESRT's Class A common stock and our traded OP units.
Increases in market interest rates may result in a decrease in the value of ESRT's Class A common stock and traded OP units.

One of the factors that will influence the price of ESRT’s Class A common stock and our traded OP units will be the dividend yield on ESRT’s Class A common stock and our traded OP units (as a percentage of the price of ESRT’s Class A common stock and our traded OP units) relative to market interest rates. An increase in market interest rates, which are currently at low levels relative to historical rates, may lead prospective purchasers of shares of ESRT’s Class A common stock and our traded OP units to expect a higher dividend yield and higher interest rates would likely increase our borrowing costs and potentially decrease funds available for distribution. Thus, higher market interest rates could cause the market price of ESRT’s Class A common stock and our traded OP units to go down.
The number of shares and operating partnership units available for future sale could adversely affect the market price of ESRT's Class A common stock and our traded OP units.
We cannot predict whether future issuances of shares of ESRT's Class A common stock or our operating partnership units or the availability of shares/units for resale in the open market will decrease the market price per share/unit of ESRT's Class A common stock and our traded OP units. Under the terms of the registration rights agreement, investors in the entities we acquired in the formation transactions, including the Malkin Group, received rights to have shares of ESRT common stock held by them registered for resale under the Securities Act and the Malkin Group has rights to demand underwritten offerings with respect to such resales. These investors (other than the Malkin Group and members of our senior management team), pursuant to the terms of their lock-up agreements, may freely sell 50% of the shares of ESRT common stock or securities convertible or exchangeable into ESRT common stock (including the operating partnership units) held by them beginning 180 days after the effective date of the Offering and 100% of the shares of ESRT common stock or securities convertible or exchangeable into ESRT common stock (including the operating partnership units) held by them beginning one year after the effective date of the Offering (subject to an early release from the lock-up). The Malkin Group, pursuant to its lock-up agreement, may freely sell 100% of the shares of ESRT common stock held by it beginning one year after the effective date of the Offering. ESRT may also issue shares of ESRT common stock and we may issue operating partnership units in connection with future property, portfolio or business acquisitions. Sales of substantial amounts of shares of ESRT's Class A common stock (including shares of ESRT's Class A common stock issued pursuant to our equity incentive plan) or operating partnership units in the public market, or upon exchange of operating partnership units, or the perception that such sales might occur could adversely affect the market price of the shares of ESRT's Class A common stock and our traded OP units. In addition, future sales of shares of ESRT's Class A common stock or operating partnership units may be dilutive to holders of shares of ESRT common stock or our securityholders, as applicable.
Future issuances of debt securities, which would rank senior to shares of ESRT common stock upon our liquidation, and future issuances of equity securities (including operating partnership units), which would dilute the holdings of ESRT's existing common stockholders and may be senior to shares of ESRT common stock for the purposes of making distributions, periodically or upon liquidation, may materially and adversely affect the market price of shares of ESRT Class A common stock and our traded OP units.
In the future, we or ESRT may issue debt or equity securities or make other borrowings. Upon liquidation, holders of our or ESRT’s debt securities and other loans and preferred shares will receive a distribution of our available assets before holders of shares of ESRT’s common stock. We or ESRT are not required to offer any such additional debt or equity securities to existing ESRT stockholders or our securityholders, as applicable, on a preemptive basis. Therefore, additional shares of ESRT’s common stock issuances, directly or through convertible or exchangeable securities (including operating partnership units), warrants or options, will dilute the holdings of ESRT’s existing common stockholders and such issuances or the perception of such issuances may reduce the market price of shares of ESRT’s Class A common stock or our traded OP units. ESRT’s preferred shares, if issued, would likely have a preference on distribution payments, periodically or upon liquidation, which could limit ESRT’s ability to make distributions to holders of shares of ESRT’s common stock. Because our or ESRT’s decision to issue debt or equity securities or otherwise incur debt in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our or ESRT's future capital raising efforts. Thus, holders of shares of ESRT’s common stock or our securityholders bear the risk that our or ESRT’s future issuances of debt or equity securities or ESRT's other borrowings will reduce the market price of shares of ESRT’s Class A common stock and our traded OP units and dilute their ownership in us or ESRT, as applicable.
Our balance sheet includes significant amounts of goodwill. The impairment of a significant portion of this goodwill could negatively affect our business, financial condition and results of operations.
Our balance sheet includes goodwill of approximately $491.5 million at December 31, 2013. These assets consist primarily of goodwill associated with our acquisition of the controlling interest in Empire State Building Company L.L.C. and 501 Seventh Avenue Associates L.L.C. We also expect to engage in additional acquisitions, which may result in our recognition of additional goodwill. Under accounting standards goodwill is not amortized. On an annual basis and whenever events or changes in circumstances indicate the carrying value or goodwill may be impaired, we are required to assess whether there have been impairments in the carrying value of goodwill. If the carrying value of the asset is determined to be impaired, then it is written down to fair value by a charge to operating earnings. An impairment of goodwill could have a material adverse effect on our business, financial condition and results of operations.
Tax Risks Related to Ownership of Our Units
If we are treated as a corporation for U.S. federal income tax purposes, we will be subject to entity-level U.S. federal income tax and ESRT will cease to qualify as a REIT.
We believe that we qualify as a partnership for U.S. federal income tax purposes. Assuming that we qualify as a partnership for U.S. federal income tax purposes, we are not subject to U.S. federal income tax on our income. Instead, each of our securityholders, including ESRT, is required to include in income its allocable share of our income. We are treated as publicly traded partnership under the Code, and accordingly we will be treated as a corporation for U.S. federal income tax purposes unless we meet certain requirements. In particular, in order to qualify as a partnership for U.S federal income tax purposes, at least 90% of our gross income must be derived from certain specified sources of qualifying income, which generally includes income treated as qualifying rental income for purposes of the REIT gross income tests and other income from passive sources. We believe that we satisfy this test. No assurance can be provided, however, that the IRS will not challenge our status as a partnership for U.S. federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating us as a corporation for U.S. federal income tax purposes, we would be subject to U.S. federal, state and local corporate income tax, which would significantly reduce the amount of cash available to satisfy obligations to make principal and interest payments on our debt and to make distribution to our securityholders, and the tax consequences of holding our operating partnership units could be adversely affected. In addition, ESRT would cease to qualify as a REIT.
You may be allocated more taxable income than the distributions you receive from us.
So long as we remain eligible to be taxed as a partnership for U.S. federal income tax purposes, we generally are not subject to U.S. federal income tax. Rather, each holder of our operating partnership units is required to take into account its allocable share of items of our income, gain, loss, deduction and credit for our taxable year ending within or with the taxable year of such holder in computing such holder's U.S. federal income tax liability, regardless of whether the holder has received any distributions from us. It is possible that the U.S. federal income tax liability of a holder of our operating partnership units with respect to its allocable share of our earnings in a particular taxable year could exceed the cash distributions we make to the holder for the year, thus requiring an out-of-pocket tax payment by the holder.
Your ability to deduct certain losses allocated from us may be subject to limitations.
In the case of holders of operating partnership units that are individuals, trusts, estates, or certain closely held corporations, the ability to utilize any tax losses or deductions generated by us may be limited under the “at risk” limitation in Section 465 of the Code, the passive activity loss limitation in Section 469 of the Code, the basis limitation of Section 704(d) of the Code, and/or other provisions of the Code. These limitations may, among other things, prevent a holder from utilizing allocations of loss and deduction from us against income from other sources. Furthermore, in the case of holders of operating partnership units that are individuals or trusts, the ability to utilize certain specific items of deduction may be limited under certain provisions of the Code. The application of these limitations depends on the exact nature of our current and future operations and the individual tax positions of such holders. Holders of operating partnership units should consult with their tax advisor regarding the potential application of these provisions.
Participants may recognize taxable gain resulting from a reduction in their allocable share of our liabilities.
We may elect to pay down our indebtedness or refinance such indebtedness with unsecured debt, which may reduce the amount of our liabilities allocable to a holder of operating partnership units. In addition, certain commitments pursuant to our tax protection agreement could result in less liabilities available to be allocated to holders of operating partnership units as a result of our obligation to offer to certain parties opportunities to guarantee certain indebtedness. Over time, property depreciation, capital improvements made to the properties and debt amortization and repayment, among other things, may reduce the share of our liabilities allocated to a holder of operating partnership units. A reduction in the share of our liabilities allocated to a holder of operating partnership units (such as from a pay down of mortgage debt over time) that exceeds the holder's U.S. federal income tax basis in its operating partnership units is treated as taxable gain from the sale or exchange of such units. Holders of our operating partnership units should consult their tax advisors with regard to their share of our liabilities.
Failure of ESRT to qualify as a REIT would have a material adverse effect on us.
We, in general, and the holders of our operating partnership units, in particular, must rely on ESRT, as our general partner, to manage our affairs and business. ESRT is subject to certain risks that may affect its financial and other conditions, including particularly adverse consequences if it fails to qualify as a REIT for U.S. federal income tax purposes. ESRT's qualification as a REIT involves the application of highly technical and complex Code provisions and Treasury Regulations promulgated thereunder for which there are limited judicial and administrative interpretations. Furthermore, ESRT's qualification as a REIT depends in part on the nature of our assets and income and the results of our operations. Moreover, new legislation, court decisions or administrative guidance, in each case possibly with retroactive effect, may make it more difficult or impossible for ESRT to qualify as a REIT. Thus, while we and ESRT intend to operate so that ESRT will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in circumstances, no assurance can be given that ESRT will so qualify for any particular year. These considerations also might restrict the types of assets that we can acquire in the future.
If ESRT fails to qualify as a REIT it will face serious tax consequences which will directly and adversely impact us and may substantially reduce the funds available for payment of distributions to our securityholders, and it will be not be able to qualify as a REIT for four years following such failure. If ESRT fails to qualify as a REIT but is eligible for certain relief provisions, then it may retain its status as a REIT but may be required to pay a penalty tax, which could be substantial.
In order to enable ESRT to comply with the REIT requirements, we may be required to forego and/or liquidate otherwise attractive investments.
To qualify as a REIT, ESRT must meet, on an ongoing basis, certain tests regarding the nature and diversification of its assets and its income. Because substantially all of ESRT's assets consists of our partnership units and substantially all of ESRT's income consists of income allocations with respect to such units, ESRT's ability to satisfy these tests will depend on the composition of our assets and income. Similarly, in order to be treated as a partnership for U.S. federal income tax purposes, we must meet certain annual tests relating to the sources of our gross income. In order to meet these tests and to allow ESRT to meet these tests, we may be required to take or forgo taking actions that we otherwise would otherwise consider advantageous. For instance, we may be required to forego investments that we otherwise would make. Furthermore, we may be required to liquidate from our portfolio otherwise attractive investments. In addition, we may be required to make distributions to ESRT at disadvantageous times or when we do not have funds readily available for distribution. These actions could have the effect of reducing our income and amounts available for distribution to our securityholders. Thus, operating in a manner that allows ESRT to comply with the REIT requirements and causes us to continue to be treated as a partnership for U.S. federal income tax purposes may hinder our investment performance.
In order to allow ESRT to comply with the REIT distribution requirements, we may be required to borrow funds during unfavorable market conditions or may be subject to tax, which would reduce the cash available for distribution to our securityholders.
In order for ESRT to qualify as a REIT, it must distribute to its stockholders, on an annual basis, at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains. In addition, ESRT will be subject to U.S. federal income tax at regular corporate rates to the extent that it distributes less than 100% of its net taxable income (including net capital gains) and will be subject to a 4% nondeductible excise tax on the amount by which its distributions in any calendar year are less than a minimum amount specified under U.S. federal income tax laws. Our partnership agreement provides that we will make sufficient distributions to ESRT to enable it to satisfy these distribution requirements and to avoid U.S. federal corporate income tax and the 4% excise tax.
Our taxable income may exceed our net income as determined by GAAP because, for example, realized capital losses will be deducted in determining our GAAP net income, but may not be deductible in computing our taxable income. In addition, we may incur nondeductible capital expenditures or be required to make debt or amortization payments. As a result of the foregoing, we may generate less cash flow than taxable income in a particular year. As a result, we may be required to use cash reserves, incur debt or liquidate assets at rates or times that we regard as unfavorable in order to allow ESRT to satisfy the REIT 90% distribution requirement and to avoid U.S. federal income tax and the 4% nondeductible excise tax in that year.

Specific transactions or tax elections may cause you to recognize gain or otherwise affect your investment.
As a general matter, per the terms of our partnership agreement, ESRT is not required to take into account tax consequences to the other holders of operating partnership units in deciding whether to cause us to undertake specific transactions or make tax elections that could cause you to recognize gain. Consequently, we could enter into transactions that result in additional taxable income allocations to you at any time, and your share of our liabilities could be reduced at any time.
We cannot match transferors and transferees of Series 60, Series 250, or Series ES operating partnership units, and we have therefore adopted certain income tax accounting positions that may not conform with all aspects of applicable tax requirements. The IRS may challenge this treatment, which could adversely affect the tax consequences, liquidity and market price of such operating partnership units.
Because we cannot match transferors and transferees of Series 60, Series 250, or Series ES operating partnership units, we have adopted certain depreciation, amortization and other tax accounting positions that may not conform with all aspects of existing Treasury Regulations. A successful challenge to those positions could adversely affect the amount of tax benefit available or taxable income allocated to holders of such operating partnership units. It also could affect the timing of certain tax benefits or the amount of gain on the sale of such operating partnership units and could have a negative impact on the value of such operating partnership units or result in audits of and adjustments to the tax returns of holders of Series 60, Series 250, or Series ES operating partnership units.
In addition, our taxable income and losses are determined and apportioned among investors using conventions we regard as consistent with applicable law. As a result, if you transfer your operating partnership units, you may be allocated income, gain, loss and deduction realized by us after the date of transfer. Similarly, a transferee may be allocated income, gain, loss and deduction realized by us prior to the date of the transferee’s acquisition of operating partnership units and, in certain circumstances, even if such a transferee receives no distributions. A transferee may also bear the cost of withholding tax imposed with respect to income allocated to a transferor through a reduction in the cash distributed to the transferee.
If we are not able to lease the Empire State Building observatory to a TRS in a manner consistent with the ruling that ESRT has received from the IRS, or if we are not able to maintain our broadcast licenses in a manner consistent with the ruling ESRT has received from the IRS, we would be required to restructure our operations in a manner that could adversely affect the value of our operating partnership units.
Rents from real property are generally not qualifying income for purposes of the REIT gross income tests and the gross income test that we must satisfy in order to be treated as a partnership for U.S. federal income tax purposes if the rent is treated as “related party rent.” Related party rent generally includes (i) any rent paid by a corporation if the REIT (or any person who owns 10% or more of the stock of the REIT by value) directly or indirectly owns 10% or more of the stock of the corporation by vote or value and (ii) rent paid by a partnership if the REIT (or any person who owns 10% or more of the stock of the REIT by value) directly or indirectly owns an interest of 10% or more in the assets or net profits of the partnership. Under an exception to this rule, related party rent is treated as qualifying income for purposes of the REIT gross income tests if it is paid by a taxable REIT subsidiary, or a TRS, of the REIT and (i) at least 90% of the leased space in the relevant property is rented to persons other than either TRSs or other related parties of the REIT, and (ii) the amounts paid to the REIT as rent from real property are substantially comparable to the rents paid by unrelated tenants of the REIT for comparable space.
Income from admissions to the Empire State Building observatory, and certain other income generated by the observatory, would not likely be qualifying income for purposes of the REIT gross income tests. ESRT has jointly elected with ESRT Observatory TRS, L.L.C., or Observatory TRS, our wholly owned subsidiary and the current lessee and operator of the observatory, for Observatory TRS to be treated as a TRS of ESRT for U.S. federal income tax purposes. Observatory TRS leases the Empire State Building observatory from us pursuant to a lease that provides for fixed base rental payments and variable rental payments equal to certain percentages of Observatory TRS’s gross receipts from the operation of the observatory. Given the unique nature of the real estate comprising the observatory, ESRT does not believe that there is any space in the Empire State Building or in the same geographic area as the Empire State Building that would likely be considered sufficiently comparable to the observatory for the purpose of applying the exception to related party rent described above. ESRT has received from the IRS a private letter ruling that its allocable share of the rent that we receive from Observatory TRS pursuant to the lease described above is qualifying income for purposes of the REIT gross income tests.
In addition, we are party to various license agreements (i) granting certain third party broadcasters the right to use space on the tower on the top of the Empire State Building for certain broadcasting and other communication purposes and (ii) granting certain third party vendors the right to operate concession stands in the observatory. ESRT has received from the

IRS a private letter ruling that its allocable share of the license fees that we receive under the license agreements described above are qualifying income for purposes of the REIT gross income tests.
ESRT is entitled to rely upon these private letter rulings only to the extent that it did not misstate or omit a material fact in the ruling request and that we and ESRT continue to operate in accordance with the material facts described in such request, and no assurance can be given that we or ESRT will always be able to do so. If ESRT were not able to treat its allocable share of the rent that the we receive from Observatory TRS as qualifying income for purposes of the REIT gross income tests, in order to qualify as a partnership for U.S. federal income tax purposes and in order to allow ESRT to continue to qualify as a REIT, we would be required to restructure the manner in which we operate the observatory, which would likely require us to cede operating control of the observatory by leasing the observatory to an affiliate or third party operator. If ESRT were not able to treat its allocable share of the license fees that we receive from the license agreements described above as qualifying income for purposes of the REIT gross income tests, in order to continue to be treated as a partnership for U.S. federal income tax purposes and in order to allow ESRT to continue to qualify as a REIT, we would be required to enter into the license agreements described above through a corporate subsidiary that elects to be treated as a TRS of ESRT, which would cause the license fees to be subject to U.S. federal income tax and accordingly reduce the amount of our cash flow available to be distributed to our securityholders. In either case, if we are not able to appropriately restructure our operations in a timely manner, ESRT would likely realize significant income that does not qualify for the REIT gross income tests, which could cause ESRT to fail to qualify as a REIT, and we could fail to be treated as a partnership for U.S. federal income tax purposes.
We may have inherited tax liabilities from the entities that have been merged into us or our subsidiaries in the formation transactions.
Pursuant to the formation transactions, Malkin Properties of Connecticut, Inc., a Connecticut corporation, or Malkin Properties CT, and Malkin Construction Corp., a Connecticut corporation, or Malkin Construction merged with and into a subsidiary of ESRT, with the subsidiary surviving, in a transaction that was intended to be treated as a reorganization under the Code, and which subsidiary was subsequently contributed to us. Each of Malkin Properties CT and Malkin Construction had previously elected to be treated as an S Corporation for U.S. federal income tax purposes under Section 1361 of the Code with respect to periods preceding our formation transaction. If either of Malkin Properties CT or Malkin Construction had failed to qualify as an S corporation with respect to periods preceding our formation transaction, we could have assumed material U.S. federal income tax liabilities in connection with the formation transactions and/or may be subject to certain other adverse tax consequences. No rulings from the IRS were requested and no opinions of counsel were rendered regarding the U.S. federal income tax treatment of any of Malkin Properties CT or Malkin Construction with respect to periods preceding our formation transaction. Accordingly, no assurance can be given that Malkin Properties CT or Malkin Construction qualified as an S corporation for U.S. federal income tax purposes during such periods, or that these entities did not have any other tax liabilities. In addition, the supervisor merged with a subsidiary of us in the formation transactions, and as a result, we may have inherited any liabilities, including any tax liabilities, of the supervisor.
Your investment has various tax risks.
Although this section describes certain tax risks relevant to an investment in our securities, you should consult your tax advisor concerning the effects of U.S. federal, state, local and foreign tax laws to you with regard to an investment in our securities.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As of December 31, 2013, we did not have any unresolved comments with the staff of the SEC.

ITEM 2. PROPERTIES

Our Portfolio Summary
As of December 31, 2013, our portfolio consisted of 12 office properties and six standalone retail properties totaling approximately 8.4 million rentable square feet and was approximately 86.1% occupied, yielding approximately $345.7 million of annualized rent. Giving effect to leases signed but not yet commenced, our portfolio was approximately 87.7% leased as of December 31, 2013. In addition, we owned entitled land that will support the development of an approximately 380,000 rentable square foot office building and garage (Metro Tower) at the Stamford Transportation Center in Stamford, Connecticut, adjacent to one of our office properties. The table below presents an overview of our portfolio as of

December 31, 2013.

						Annualized
			Rentable			Rent per
		Year Built/	Square	Percent	Annualized	Occupied	Number of
Property Name	Location or Sub-Market	Renovated (1)	Feet (2)	Occupied (3)	Rent (4)	Square Foot (5)	Leases (6)
Manhattan Office Properties - Office
The Empire State Building (7)	Penn Station -Times Sq. South	1931/In process	2,690,927	81.6%	$98,832,773	$44.98	197
One Grand Central Place	Grand Central	1930/In process	1,171,150	79.1%	43,256,542	46.70	283
250 West 57th Street	Columbus Circle - West Side	1921/In process	475,094	87.9%	18,934,387	45.33	159
501 Seventh Avenue	Penn Station -Times Sq. South	1923/In process	454,065	94.1%	17,247,701	40.35	32
1359 Broadway	Penn Station -Times Sq. South	1924/In process	443,389	92.1%	17,847,582	43.70	28
1350 Broadway (8)	Penn Station -Times Sq. South	1929/In process	361,445	83.8%	13,595,308	44.87	69
1333 Broadway	Penn Station -Times Sq. South	1915/In process	292,154	98.7%	12,506,959	43.38	11
Manhattan Office Properties - Office			5,888,224	84.4%	222,221,252	44.73	779

Manhattan Office Properties - Retail
The Empire State Building (9)	Penn Station -Times Sq. South	1931/In process	143,758	92.1%	14,943,258	112.82	16
One Grand Central Place	Grand Central	1930/In process	68,332	92.3%	6,696,843	106.20	18
250 West 57th Street	Columbus Circle - West Side	1921/In process	51,960	80.7%	4,930,146	117.54	7
501 Seventh Avenue	Penn Station -Times Sq. South	1923/In process	35,502	100.0%	1,870,571	52.69	10
1359 Broadway	Penn Station -Times Sq. South	1924/In process	25,264	35.8%	1,181,278	130.67	5
1350 Broadway	Penn Station -Times Sq. South	1929/In process	30,895	100.0%	5,785,621	187.27	6
1333 Broadway	Penn Station -Times Sq. South	1915/In process	62,666	95.6%	7,002,880	116.85	4
Manhattan Office Properties - Retail			418,377	89.1%	42,410,597	113.76	66
Sub-Total/Weighted Average Manhattan Office Properties - Office and Retail			6,306,601	84.7%	264,631,849	49.55	845

Greater New York Metropolitan Area Office Properties
First Stamford Place (10)	Stamford, CT	1986/2003	784,160	86.5%	28,099,513	41.41	50
Metro Center	Stamford, CT	1987/1999	279,385	96.9%	14,312,707	52.89	30
383 Main Street	Norwalk, CT	1985/1996	257,965	88.0%	7,220,781	31.80	20
500 Mamaroneck Avenue	Harrison, NY	1986/2004	289,772	94.7%	7,774,671	28.35	34
10 Bank Street	White Plains, NY	1989/2001	228,813	87.3%	6,955,211	34.81	28
Sub-Total/Weighted Average Greater New York Metropolitan Office Properties			1,840,095	89.7%	64,362,883	39.00	162

Standalone Retail Properties
10 Union Square	Union Square	1988/1997	58,005	100.0%	5,907,580	101.85	14
1542 Third Avenue	Upper East Side	1993 (11)	56,250	91.6%	2,223,374	43.13	2
1010 Third Avenue	Upper East Side	1963/2007	44,662	100.0%	3,206,483	71.79	2
77 West 55th Street	Midtown	1962 (11)	24,102	100.0%	2,849,250	118.22	3
69-97 Main Street	Westport, CT	1922/2005	16,826	100.0%	2,071,813	123.13	5
103-107 Main Street	Westport, CT	1900 (11)	4,330	100.0%	452,625	104.53	3
Sub-Total/Weighted Average Standalone Retail Properties			204,175	97.7%	16,711,125	83.79	29
Portfolio Total			8,350,871	86.1%	$345,705,857	$48.09	1,036

Total/Weighted Average Office Properties			7,728,319	85.6%	286,584,135	43.30	941
Total/Weighted Average Retail Properties (12)			622,552	91.9%	59,121,722	103.31	95
Portfolio Total			8,350,871	86.1%	$345,705,857	$48.09	1,036

(1)	For more information regarding the status of ongoing redevelopments at certain of our properties, see “Properties - Redevelopment and Repositioning”

(2)
Office property measurements are based on the Real Estate Board of New York measurement standards; retail property measurements are based on useable square feet. Excludes (i) 162,859 square feet of space across our portfolio attributable to building management use and tenant amenities and (ii) 69,757 square feet of space attributable to our observatory.

(3)	Based on leases signed and commenced as of December 31, 2013 and calculated as (i) rentable square feet less available square feet divided by
(ii) rentable square feet.

(4)	Represents annualized base rent and current reimbursement for operating expenses and real estate taxes.

(5)	Represents annualized rent under leases commenced as of December 31, 2013 divided by occupied square feet.

(6)
Represents the number of leases at each property or on a portfolio basis. If a tenant has more than one lease, whether or not at the same property, but with different expirations, the number of leases is calculated equal to the number of leases with different expirations.

(7)	Includes 86,902 rentable square feet of space leased by our broadcasting tenants.

(8)	Denotes a ground leasehold interest in the property with a remaining term, including unilateral extension rights available to us, of approximately 37 years (expiring July 31, 2050).

(9)	Includes 5,300 rentable square feet of space leased by Host Services of New York, a licensee of our observatory.

(10)	First Stamford Place consists of three buildings.

(11)	No major redevelopment activity was undertaken at this property.

(12)	Includes 418,377 rentable square feet of retail space in our Manhattan office properties.

Tenant Diversification
As of December 31, 2013, our office and retail portfolios were leased to a diverse tenant base consisting of approximately 1,036 leases. Our tenants represent a broad array of industries as follows:

Diversification by Industry	Percent (1)
Arts and entertainment	1.8%
Broadcast	2.2%
Education	1.4%
Consumer goods	16.7%
Finance, insurance and real estate	19.6%
Healthcare	1.2%
Industrials and natural resources	1.8%
Legal services	4.6%
Media and advertising	3.1%
Non-profit	2.8%
Professional services (not including legal services)	11.1%
Retail	15.8%
Technology	4.5%
Other	13.4%
Total	100.0%

(1) Based on annualized rent.

The following table sets forth information regarding the 20 largest tenants in our portfolio based on annualized rent as of December 31, 2013.

				Weighted		Percent of
				Average	Total	Portfolio		Percent of
				Remaining	Occupied	Rentable		Portfolio
	Number	Number of	Lease	Lease	Square	Square	Annualized	Annualized
Tenant	of Leases	Properties	Expiration (1)	Term (2)	Feet (3)	Feet (4)	Rent (5)	Rent (6)
LF USA (7)	6	3	Oct. 2021-Oct. 2028	13.5 years	887	10.6%	$36,115,628	10.4%
Coty, Inc.	1	1	Jan. 2030	16.1 years	309	3.7%	14,573,848	4.2%
PVH Corp.	1	1	Oct. 2028	14.8 years	224	2.7%	9,168,174	2.7%
Thomson Reuters	4	2	Apr. 2018-Apr. 2020	5.6 years	147	1.8%	7,113,465	2.1%
Urban Outfitters	1	1	Sept. 2029	15.8 years	57	0.7%	6,200,000	1.8%
Legg Mason	1	1	Sept. 2024	10.8 years	140	1.7%	5,970,109	1.7%
Federal Deposit Insurance Corp.	1	1	Jan. 2020	6.0 years	122	1.5%	5,906,747	1.7%
LinkedIn	1	1	Feb. 2026	12.2 years	116	1.4%	5,255,092	1.5%
Host Services of New York	1	1	May 2020	6.3 years	5	0.1%	5,064,790	1.5%
Odyssey Reinsurance	1	1	Sept. 2022	8.8 years	102	1.2%	3,898,014	1.1%
Duane Reade (a division of Walgreen Co.)	2	2	Feb. 2021-May 2025	9.5 years	23	0.3%	3,715,942	1.1%
Shutterstock	1	1	Sept. 2024	10.8 years	78	0.9%	3,658,715	1.1%
Bank of America	3	3	Apr. 2015-Feb. 2018	2.7 years	30	0.4%	3,298,821	1.0%
Reed Elsevier, Inc.	1	1	Nov. 2019	5.9 years	97	1.2%	3,155,742	0.8%
Aetna Life Insurance Company	1	1	June 2018	4.5 years	52	0.6%	2,966,060	0.9%
Human Rights Watch	1	1	Oct. 2026	12.8 years	66	0.8%	2,720,359	0.8%
JPMorgan Chase Bank	3	2	Dec. 2021 - Dec 2027	13.5 years	28	0.3%	2,677,469	0.8%
Jefferies Group, Inc.	2	1	June 2021- Nov. 2022	8.1 years	45	0.5%	2,589,006	0.7%
Ethan Allen Retail, Inc.	1	1	July 2022	8.6 years	35	0.3%	2,586,165	0.7%
AT&T Wireless	2	2	Jan. 2018 - Oct. 2021	7.9 years	7	0.1%	2,431,275	0.7%
Total	35				2,570	30.8%	$129,065,421	37.3%

(1)
Expiration dates are per lease and do not assume exercise of renewal or extension options. Except for the Federal Deposit Insurance Corporation lease (February 1, 2015), none of these leases contain early termination options. For tenants with more than two leases, the lease expiration is shown as a range.

(2)	Represents the weighted average lease term, based on annualized rent.

(3)	Based on leases signed and commenced as of December 31, 2013.

(4)	Represents the percentage of rentable square feet of our office and retail portfolios in the aggregate.

(5)	Represents annualized base rent and current reimbursement for operating expenses and real estate taxes.

(6)	Represents the percentage of annualized rent of our office and retail portfolios in the aggregate.

(7)
LF USA is the US subsidiary of Li & Fung Ltd, a Hong Kong headquartered global consumer product design, development, sourcing and distribution company. Li & Fung Ltd has a market capitalization of approximately $11.1 billion as of December 31, 2013, is listed on the Hong Kong Stock Exchange and is a constituent member of the Hang Seng Index, MSCI Index, S&P/StanChart/Greater China Index, FTSEGood Index, Dow Jones Sustainability Asia Pacific Index and Hang Seng Corporate Sustainability Index Series. LF USA has subleased 24,212 square feet at 1359 Broadway. We entered into a partial termination agreement and, in connection with such partial termination, we entered into marketing agreements with LF USA which we expect will provide that we and LF USA will jointly market, as potential subleased premises or directly leased premises, portions of LF USA’s space at the Empire State Building, comprising of 180,436 square feet at the Empire State Building and any space at the Empire State Building and 1359 Broadway that LF USA may seek to sublease from time to time. To the extent any space is subleased by LF USA, we expect that LF USA will remain obligated for all tenant obligations in respect of its entire leased premises.

Lease Expirations
We expect to benefit from the re-leasing of 6.3%, or approximately 373,393 rentable square feet, of our Manhattan office leases expiring through December 31, 2014, which we generally believe are currently at below-market rates. During 2012 and 2013, we have generally been obtaining higher base rents on new and renewed leases at our Manhattan office properties. These increased rents are partly due to an increase in the total rentable square footage of such space as a result of remeasurement and application of market loss factors to our space.

During the year ended December 31, 2013, we entered into new and renewed leases at our Manhattan office properties representing approximately 948,320 rentable square feet. The last weighted average annualized fully escalated gross rent prior to the renewal or re-leasing of these leases was $39.18 per rentable square foot compared to $44.54 per rentable square foot based on the weighted average annualized contractual first monthly base rent (after free rent periods) for the new and renewed leases. During the year ended December 31, 2012, we entered into new and renewed leases at our Manhattan office properties representing approximately 761,166 rentable square feet. The last weighted average annualized fully escalated gross rent prior to the renewal or re-leasing of these leases was $36.66 per rentable square foot compared to $44.04 per rentable square foot based on the weighted average annualized contractual first monthly base rent (after free rent periods) for the new and renewed leases.

The following table sets forth a summary schedule of the lease expirations for leases in place as of December 31, 2013 plus available space for each of the ten calendar years beginning with the year ending December 31, 2014 at the properties in our portfolio. The information set forth in the table assumes that tenants exercise no renewal options and all early termination rights.

All properties

			Percent of
		Rentable	Portfolio		Percent of	Annualized
	Number	Square	Rentable		Portfolio	Rent Per
	of Leases	Feet	Square Feet	Annualized	Annualized	Rentable
Year of Lease Expiration	Expiring (1)	Expiring (2)	Expiring	Rent (3)	Rent (4)	Square Foot
Available	—	1,023,785	12.2%	$—	—%	$—
Signed leases not commenced	13	136,188	1.7%	—	—%	—
2014	196	423,670	5.1%	19,868,475	5.7%	46.90
2015	237	715,359	8.6%	32,454,746	9.4%	45.37
2016	120	428,851	5.1%	17,963,684	5.2%	41.89
2017	99	424,685	5.1%	21,193,062	6.1%	49.90
2018	119	608,500	7.3%	28,985,064	8.4%	47.63
2019	45	482,261	5.8%	20,866,045	6.0%	43.27
2020	71	693,210	8.3%	36,569,513	10.6%	52.75
2021	40	444,074	5.3%	22,967,907	6.6%	51.72
2022	34	377,328	4.5%	20,747,639	6.0%	54.99
2023	28	457,587	5.5%	21,792,423	6.3%	47.62
Thereafter	47	2,135,373	25.5%	102,297,299	29.7%	47.91
Total	1,049	8,350,871	100.0%	$345,705,857	100.0%	$48.09

Manhattan Office Properties (5)

			Percent of
		Rentable	Portfolio		Percent of	Annualized
	Number	Square	Rentable		Portfolio	Rent Per
	of Leases	Feet	Square Feet	Annualized	Annualized	Rentable
Year of Lease Expiration	Expiring (1)	Expiring (2)	Expiring	Rent (3)	Rent (4)	Square Foot
Available	—	823,041	14.0%	$—	—%	$—
Signed leases not commenced	8	96,923	1.6%	—	—%	—
2014	167	373,393	6.3%	17,189,802	7.7%	46.04
2015	205	587,219	10.0%	25,554,684	11.5%	43.52
2016	91	252,720	4.3%	10,939,701	4.9%	43.29
2017	71	228,597	3.9%	11,196,708	5.0%	48.98
2018	82	337,657	5.7%	16,973,308	7.6%	50.27
2019	30	214,865	3.6%	9,170,151	4.1%	42.68
2020	40	424,049	7.2%	18,348,771	8.3%	43.27
2021	28	318,126	5.4%	14,361,697	6.5%	45.14
2022	21	151,425	2.6%	7,667,379	3.5%	50.63
2023	18	298,343	5.1%	13,171,886	5.9%	44.15
Thereafter	26	1,781,866	30.3%	77,647,165	35.0%	43.58
Total	787	5,888,224	100.0%	$222,221,252	100.0%	$44.73

Greater New York Metropolitan Area Office Properties

			Percent of
		Rentable	Portfolio		Percent of	Annualized
	Number	Square	Rentable		Portfolio	Rent Per
	of Leases	Feet	Square Feet	Annualized	Annualized	Rentable
Year of Lease Expiration	Expiring (1)	Expiring (2)	Expiring	Rent (3)	Rent (4)	Square Foot
Available	—	155,182	8.4%	$—	—%	$—
Signed leases not commenced	3	34,565	1.9%	—	—%	—
2014	22	39,074	2.1%	1,767,210	2.7%	45.23
2015	20	98,237	5.3%	3,750,997	5.8%	38.18
2016	18	90,665	4.9%	3,141,333	4.9%	34.65
2017	21	149,268	8.1%	5,994,628	9.3%	40.16
2018	30	243,440	13.2%	9,362,131	14.5%	38.46
2019	9	240,449	13.1%	8,817,115	13.7%	36.67
2020	18	203,494	11.1%	7,811,147	12.1%	38.39
2021	6	96,066	5.2%	4,166,113	6.5%	43.37
2022	6	168,044	9.1%	6,582,373	10.2%	39.17
2023	6	114,106	6.2%	4,957,470	7.7%	43.45
Thereafter	6	207,505	11.4%	8,012,366	12.6%	38.61
Total	165	1,840,095	100.0%	$64,362,883	100.0%	$39.00

Retail (6)

			Percent of
		Rentable	Portfolio		Percent of	Annualized
	Number	Square	Rentable		Portfolio	Rent Per
	of Leases	Feet	Square Feet	Annualized	Annualized	Rentable
Year of Lease Expiration	Expiring (1)	Expiring (2)	Expiring	Rent (3)	Rent (4)	Square Foot
Available	—	45,562	7.3%	$—	—%	$—
Signed leases not commenced	2	4,700	0.8%	—	—%	—
2014	7	11,203	1.8%	911,463	1.5%	81.36
2015	12	29,903	4.8%	3,149,065	5.3%	105.31
2016	11	85,466	13.7%	3,882,650	6.6%	45.43
2017	7	46,820	7.5%	4,001,726	6.8%	85.47
2018	7	27,403	4.4%	2,649,625	4.5%	96.69
2019	6	26,947	4.3%	2,878,779	4.9%	106.83
2020	13	65,667	10.5%	10,409,595	17.6%	158.52
2021	6	29,882	4.8%	4,440,097	7.5%	148.59
2022	7	57,859	9.3%	6,497,887	11.0%	112.31
2023	4	45,138	7.3%	3,663,067	6.2%	81.15
Thereafter	15	146,002	23.5%	16,637,768	28.1%	113.96
Total	97	622,552	100.0%	$59,121,722	100.0%	$103.31

The Empire State Building (7)

			Percent of
		Rentable	Portfolio		Percent of	Annualized
	Number	Square	Rentable		Portfolio	Rent Per
	of Leases	Feet	Square Feet	Annualized	Annualized	Rentable
Year of Lease Expiration	Expiring (1)	Expiring (2)	Expiring	Rent (3)	Rent (4)	Square Foot
Available	—	490,451	18.2%	$—	—%	$—
Signed leases not commenced	3	3,422	0.1%	—	—%	—
2014	36	126,759	4.7%	5,710,329	5.8%	45.05
2015	37	179,184	6.7%	7,648,051	7.7%	42.68
2016	14	73,060	2.7%	3,358,603	3.4%	45.97
2017	20	63,243	2.4%	3,374,330	3.4%	53.35
2018	22	70,229	2.6%	3,449,180	3.5%	49.11
2019	10	38,301	1.4%	1,717,166	1.7%	44.83
2020	17	228,593	8.5%	10,316,319	10.4%	45.13
2021	10	72,345	2.7%	3,410,586	3.5%	47.14
2022	9	35,151	1.3%	1,976,543	2.0%	56.23
2023	7	35,699	1.3%	1,830,267	1.9%	51.27
Thereafter	12	1,274,490	47.4%	56,041,399	56.7%	43.97
Total	197	2,690,927	100.0%	$98,832,773	100.0%	$44.98

(1)	If a lease has two different expiration dates, it is considered to be two leases (for the purposes of lease count and square footage).

(2)
Office property measurements are based on Real Estate Board of New York measurement standards; retail property measurements are based on useable square feet. Excludes (i) 162,859 rentable square feet across our portfolio attributable to building management use and tenant amenities and (ii) 69,757 square feet of space attributable to our observatory.

(3)	Represents annualized base rent and current reimbursement for operating expenses and real estate taxes.

(4)	Represents the percentage of annualized rent of our office and retail portfolios in the aggregate.

(5)	Excludes (i) retail space in our Manhattan office properties and (ii) the Empire State Building broadcasting licenses and observatory operations.

(6)	Includes an aggregate of 418,377 rentable square feet of retail space in our Manhattan office properties. Excludes the Empire State Building broadcasting licenses and observatory operations.

(7)	Excludes retail space, broadcasting licenses and observatory operations.
Option Properties
We have executed option agreements with affiliates of our predecessor granting us the right to acquire long-term leasehold and/or sub-leasehold interests in 1400 Broadway and/or 112 West 34th Street (including fee title interest in a small connected structure at 122 West 34th Street), both office properties in midtown Manhattan. Our subsidiary currently supervises each of the option properties pursuant to a management agreement entered into by our subsidiary and the owners of the option properties. The purchase price for each of the option properties will be based on an appraisal by independent third parties, unless we and the owners of the option properties, with the consent of the estate of Leona M. Helmsley (a member of affiliates of our predecessor and of the owners of option properties), agree to a negotiated price. We and the owners of the option properties are utilizing the appraisal process set forth in the option agreements. The deadline for the appraised value to be determined is April 7, 2014. Following such determination, we have five months within which to decide whether to exercise the option, and approximately 90 days thereafter to close any resulting purchase. As part of the option agreements, we have agreed that Anthony E. Malkin, its Chairman, Chief Executive Officer and President, will not participate in the negotiations and valuation process on our behalf. Our Chairman Emeritus, Peter L. Malkin, has also agreed not to participate in the process on our behalf. In addition, ESRT's Board of Directors has appointed a special committee consisting of independent members of such Board to review the appraisal or negotiation process on its behalf. A majority of the independent members of such Board of Directors must approve the price and terms of the acquisition of interests in each of the option properties. The purchase price is payable in a combination of cash, shares of our common stock and operating partnership units, but the estate of Leona M. Helmsley will have the right to elect to receive all cash. Our option expires on the later of (i) March 19, 2014 with respect to 112-122 West 34th Street and July 29, 2014 with respect to 1400 Broadway (which dates are 12 months in each case after the recently resolved litigation with respect to such property) or (ii) five months after the completion of the independent valuation described above, which completion shall not be later than six months following the closing of the Offering, but such expiration shall in no event be later than seven years from the completion of the Offering.
Presented below is an overview of the properties for which we entered into option agreements:

Property	Location	Type of Property	Rentable Square Feet (1)	Percent Ownership Subject to Option Agreement
112-122 West 34th Street	Manhattan	Office/Retail	743,369	100%
1400 Broadway	Manhattan	Office/Retail	897,045	100%
Total:			1,640,414

(1)	Based on the Real Estate Board of New York measurement standards.
Undeveloped Properties
We own entitled land that will support the development of a 17-story, multi-tenanted commercial office building that is expected to comprise approximately 380,000 rentable square feet on 13 floors of office space, which we refer to as Metro Tower. The site is directly adjacent to Metro Center, one of our office properties, and the Stamford Transportation Center. All required zoning approvals have been obtained to allow for development of Metro Tower.
Redevelopment and Repositioning

From 2002 through 2006, we gradually gained full control of the day-to-day management of our Manhattan office properties (with the estate of Leona M. Helmsley previously holding certain approval rights at some of these properties as a result of its interest in the entities owning the properties). Since then, we have been undertaking a comprehensive redevelopment and repositioning strategy of our Manhattan office properties that has included the physical improvement through upgrades and modernization of, and tenant upgrades in, such properties. Since we assumed full control of the day-to-day management of our Manhattan office properties beginning with One Grand Central Place in 2002, and through December 31, 2013, we have invested a total of approximately $438.0 million (excluding tenant improvement costs and leasing commissions) in our Manhattan office properties pursuant to this program. Of the $438.0 million invested pursuant to this program, $239.0 million was invested at the Empire State Building. We currently estimate that between $110.0 million and

$150.0 million of capital is needed beyond 2013 to complete substantially the redevelopment and repositioning program at our Manhattan office properties. We expect the redevelopment program at the Empire State Building to continue until the end of 2016 due to the size and scope of our remaining work and our desire to minimize tenant disruptions from certain aspects of the program at the property. These estimates are based on our current budgets (which do not include tenant improvement and leasing commission costs) and are subject to change.

We intend to fund these capital improvements through a combination of operating cash flow and borrowings. These improvements, within our redevelopment and repositioning program, include restored, renovated and upgraded or new lobbies; elevator modernization; renovated public areas and bathrooms; refurbished or new windows; upgrade and standardization of retail storefront and signage; façade restorations; modernization of building-wide systems; and enhanced tenant amenities. These improvements are designed to improve the overall value and attractiveness of our properties and have contributed significantly to our tenant repositioning efforts, which seek to increase our occupancy; raise our rental rates; increase our rentable square feet; increase our aggregate rental revenue; lengthen our average lease term; increase our average lease size; and improve our tenant credit quality. We have also aggregated smaller spaces in order to offer larger blocks of office space, including multiple floors, that are attractive to larger, higher credit-quality tenants and to offer new, pre-built suites with improved layouts. This strategy has shown what we believe to be attractive results to date, and we believe has the potential to improve our operating margins and cash flows in the future. We believe we will continue to enhance our tenant base and improve rents as our pre-redevelopment leases continue to expire and be re-leased.

ITEM 3. LEGAL PROCEEDINGS
Except as described below, as of December 31, 2013, we were not involved in any material litigation, nor, to our knowledge, was any material litigation threatened against us or our properties, other than routine litigation arising in the ordinary course of business such as disputes with tenants. We believe that the costs and related liabilities, if any, which may result from such actions, will not materially affect our combined financial position, operating results or liquidity.
In March 2012, five putative class actions, or the Original Class Actions, were filed in New York State Supreme Court, New York County by investors in certain of the existing entities (constituting the predecessor and the non-controlled entities) on March 1, 2012, March 7, 2012, March 12, 2012, March 14, 2012 and March 19, 2012. The plaintiffs asserted claims against our predecessor’s management companies, Anthony E. Malkin, Peter L. Malkin, the estate of Leona M. Helmsley, ESRT and us for breach of fiduciary duty, unjust enrichment and/or aiding and abetting breach of fiduciary duty. They alleged, among other things, that the terms of the consolidation and the process by which it was structured (including the valuation that was employed) are unfair to the investors in the existing entities, the consolidation provides excessive benefits to Malkin Holdings LLC (now our subsidiary) and its affiliates and the then-draft prospectus/consent solicitation with respect to the consolidation filed with the SEC failed to make adequate disclosure to permit a fully-informed decision about the consolidation. The complaints sought money damages and injunctive relief preventing the consolidation. The Original Class Actions were consolidated and co-lead plaintiffs’ counsel were appointed by the New York State Supreme Court by order dated June 26, 2012. Furthermore, an underlying premise of the Original Class Actions, as noted in discussions among plaintiffs' counsel and defendants' counsel, was that the consolidation had been structured in such a manner that would cause investors in Empire State Building Associates L.L.C., 60 East 42nd St. Associates L.L.C. and 250 West 57th St. Associates L.L.C. (the “subject LLCs”) immediately to incur substantial tax liabilities.
The parties entered into a Stipulation of Settlement dated September 28, 2012, resolving the Original Class Actions. The Stipulation of Settlement recites that the consolidation was approved by overwhelming consent of the investors in the existing entities. The Stipulation of Settlement states that counsel for the plaintiff class satisfied themselves that they have received adequate access to relevant information, including the independent valuer's valuation process and methodology, that the disclosures in the Registration Statement on Form S-4, as amended, are appropriate, that the consolidation presents potential benefits, including the opportunity for liquidity and capital appreciation, that merit the investors' serious consideration and that each of the named class representatives intends to support the consolidation as modified. The Stipulation of Settlement further states that counsel for the plaintiff class are satisfied that the claims regarding tax implications, enhanced disclosures, appraisals and exchange values of the properties that would be consolidated into our company, and the interests of the investors in the existing entities, have been addressed adequately, and they have concluded that the settlement pursuant to the Stipulation of Settlement and opportunity to consider the proposed consolidation on the basis of revised consent solicitations are fair, reasonable, adequate and in the best interests of the plaintiff class.
The defendants in the Stipulation of Settlement denied that they committed any violation of law or breached any of their duties and did not admit that they had any liability to the plaintiffs.

The terms of the settlement include, among other things (i) a payment of $55.0 million, with a minimum of 80% in cash and maximum of 20% in freely-tradable shares of ESRT common stock and/or freely-tradable operating partnership units to be distributed, after reimbursement of plaintiffs' counsel's court-approved expenses and payment of plaintiffs' counsel's court-approved attorneys' fees (which are included within the $55.0 million settlement payment) and, in the case of shares of ESRT common stock and/or operating partnership units, after the termination of specified lock-up periods, to investors in the existing entities pursuant to a plan of allocation to be prepared by counsel for plaintiffs; (ii) defendants' agreement that (a) the Offering would be on the basis of a firm commitment underwriting; (b) if, during the solicitation period, any of the three subject LLCs' percentage of total exchange value is lower than what was stated in the final prospectus/consent solicitation with respect to the consolidation by 10% or more, such decrease would be promptly disclosed by defendants to investors in the subject LLCs; and (c) unless total gross proceeds of $600.0 million are raised in the Offering, defendants will not proceed with the consolidation without further approval of the subject LLCs; and (iii) defendants' agreement to make additional disclosures in the prospectus/consent solicitation with respect to the consolidation regarding certain matters (which are included therein). Investors in the existing entities will not be required to bear any portion of the settlement payment. The payment in settlement of the Original Class Actions will be made by the estate of Leona M. Helmsley and affiliates of Malkin Holdings LLC (provided that none of Malkin Holdings LLC's affiliates that would become our direct or indirect subsidiary in the consolidation will have any liability for such payment) and certain investors, in the existing entities who agree to contribute. We will not bear any of the settlement payment.
The settlement further provides for the certification of a class of investors in the existing entities, other than defendants and other related persons and entities, and a release of any claims of the members of the class against the defendants and related persons and entities, as well as underwriters and other advisors. The release in the settlement excludes certain claims, including but not limited to, claims arising from or related to any supplement to the Registration Statement on Form S-4 that is declared effective to which the plaintiffs' counsel objects in writing, which objection will not be unreasonably made or delayed, so long as plaintiffs' counsel has had adequate opportunity to review such supplement. There was no such supplement that plaintiff's counsel objected to in writing. The settlement was subject to court approval. It is not effective until such court approval is final, including the resolution of any appeal. Defendants continue to deny any wrongdoing or liability in connection with the allegations in the Original Class Actions.
On January 18, 2013, the parties jointly moved for preliminary approval of the settlement, for permission to send notice of the settlement to the class, and for the scheduling of a final settlement hearing. On January 28, 2013, six of the investors in Empire State Building Associates L.L.C. filed an objection to preliminary approval, and cross-moved to intervene in the Original Class Actions and for permission to file a separate complaint on behalf of the investors in Empire State Building Associates L.L.C. On February 21, 2013, the court denied the cross motion of such objecting investors, and the court denied permission for such objecting investors to file a separate complaint as part of the Original Class Actions, but permitted them to file a brief solely to support their allegation that the buyout would deprive non-consenting investors in Empire State Building Associates L.L.C. of “fair value” in violation of the New York Limited Liability Company Law. The court rejected the objecting investors’ assertion that preliminary approval be denied and granted preliminary approval of the settlement.
Pursuant to a decision issued on April 30, 2013, the court rejected the allegation regarding the New York Limited Liability Company Law and ruled in Malkin Holdings LLC's favor, holding that such buyout provisions are legally binding and enforceable and that investors do not have the rights they claimed under the New York Limited Liability Company Law.
On May 2, 2013, the court held a hearing regarding final approval of the Original Class Actions settlement, at the conclusion of which the court stated that it intended to approve the settlement. On May 17, 2013, the court issued its Opinion and Order. The court rejected the objections by all objectors and upheld the settlement in its entirety. Of the approximately 4,500 class members who are investors in all of the existing entities included in the consolidation, 12 opted out of the settlement. Those who opted out will not receive any share of the settlement proceeds, but can pursue separate claims for monetary damages. They are bound by the settlement agreement regarding equitable relief, so they cannot seek an injunction to halt the consolidation or our initial public offering. The settlement will not become final until resolution of any appeal.
Also on May 17, 2013, the court issued its Opinion and Order on attorneys’ fees. Class counsel applied for an award of $15.0 million in fees and $295,895 in expenses, which the court reduced to $11.59 million in fees and $265,282 in expenses (which are included within the $55.0 million settlement payment).
The investors who challenged the buyout provision filed a notice of appeal of the court’s April 30, 2013 decision and moved before the appellate court for a stay of all proceedings relating to the settlement, including such a stay as immediate interim relief. On May 1, 2013, their request for immediate interim relief was denied. On May 13, 2013, Malkin Holdings LLC filed its brief in opposition to the motion for the stay. On June 18, 2013, the appellate court denied the motion for the stay.

On July 16, 2013, these investors filed their brief and other supporting papers on their appeal of the April 30, 2013 decision, which are required to perfect the appeal. On September 4, 2013, Malkin Holdings LLC filed its brief on the appeal, and also moved to dismiss the appeal on the grounds that these investors lack standing to pursue it. Malkin Holdings LLC contended that these investors were not entitled to appraisal under the New York Limited Liability Company Law because, among other reasons (i) they are not members of Empire State Building Associates L.L.C., and only members have such rights; (ii) the transaction in question is not a merger or consolidation as defined by statute, and appraisal only applies in those transactions; and (iii) when Empire State Building Associates L.L.C. was converted into a limited liability company, the parties agreed that no appraisal would apply. Moreover, Malkin Holdings LLC contended that only the 12 investors who opted out of the class action settlement could pursue appraisal, because that settlement contains a broad release of (and there is an associated bar order from the court preventing) any such claims. Malkin Holdings LLC further noted that of the six investors attempting to pursue the appeal, only two had in fact opted out of the class action settlement. On September 13, 2013, these investors filed their reply brief on the appeal, and opposed the motion to dismiss. On September 19, 2013, Malkin Holdings LLC filed its reply brief on the motion to dismiss. On October 3, 2013, the appeals court denied the motion to dismiss without prejudice to address the matter directly on the appeal, effectively referring the issues raised in the motion to the panel that will hear the appeal itself. The appeals court heard argument on November 21, 2013, and in a Decision and Order dated February 25, 2014, it affirmed the trial court’s ruling.
In addition, on June 20, 2013, these same investors, and one additional investor who also opposed the settlement of the Original Class Action, filed additional notices of appeal from the trial court’s rulings in the Original Class Actions. These notices of appeal related to (i) the order entered February 22, 2013 granting preliminary approval of the Original Class Action settlement and setting a hearing for final approval; (ii) the order entered February 26, 2013, refusing to sign a proposed order to show cause for a preliminary injunction regarding the consolidation; (iii) an order entered April 2, 2013, denying the motion to intervene and to file a separate class action on behalf of Empire State Building Associates L.L.C. investors; (iv) the order entered April 10, 2013, refusing to sign the order to show cause seeking to extend the deadline for class members to opt out of the Original Class Action settlement; (v) the Final Judgment and Order entered May 17, 2013; (vi) the order entered May 17, 2013 approving the Original Class Action settlement; and (vii) the order entered May 17, 2013 awarding class counsel attorneys’ fees and costs. On January 6, 2014, Class counsel moved to dismiss these additional appeals on the grounds that they were not timely perfected by filing an appellate brief and record. On February 6, 2014, the appeals court granted the motion unless the appeals are perfected by March 17, 2014.
There is no right to any further appeal of the appeals court’s February 25, 2014 ruling. However, the investors who challenged the buy-out provision may move for leave to appeal the appeals court’s ruling to the New York Court of Appeals, a process that may take many months. We cannot predict the timing or outcome of such a motion or, if it is granted, the appeal process or any related relief, if such further appeal were successful. If the trial and appeals courts’ decisions were reversed by the Court of Appeals, there is a risk that it could have a material adverse effect on us, which could take the form of monetary damages or other equitable relief, and the court could order some or all of the relief that the objecting investors have requested, as described above. Although there can be no assurance, we believe that the trial and appeals courts’ decisions were correct, that they will be upheld on any further appeal.
On March 14, 2014, one of the investors who had filed a notice of appeal from the trial court’s rulings in the Original Class Actions noted above perfected an appeal from the court’s May 17, 2013 Final Judgment and Order and orders approving the Original Class Action Settlement and awarding class counsel attorneys’ fees and costs. Responses to this appeal are due April 16, 2014. We cannot predict the timing or outcome of an appeal. If the court’s decision were reversed by an appellate court, there is a risk that it could have a material adverse effect on us, including the imposition of monetary damages, injunctive relief or both. Although there can be no assurance, we believe that the trial court’s decision was correct, and that it will be upheld on appeal. No other appeals were filed by the March 17, 2014 deadline set by the appeals court in its February 6, 2014 order.
In addition, commencing December 24, 2013, four putative class actions, or the Second Class Actions, were filed in New York State Supreme Court, New York County, against Malkin Holdings LLC, Peter L. Malkin, Anthony E. Malkin and Thomas N. Keltner, Jr. on behalf of former investors in Empire State Building Associates L.L.C. Generally, the Second Class Actions alleged that the defendants breached their fiduciary duties and were unjustly enriched. One of the Second Class Actions named us and ESRT as defendants, alleging that they aided and abetted the breaches of fiduciary duty. The Second Class Actions were consolidated on consent and co-lead class counsel was appointed by order dated February 11, 2014. A Consolidated Amended Complaint was filed February 7, 2014, which did not name us or ESRT as defendants. It seeks monetary damages. On March 7, 2014, defendants filed a motion to dismiss the Second Class Actions.

We cannot predict the outcome of the motion (or if the motion is not granted, the outcome of the Second Class Actions). We will incur costs in connection with this litigation. If the court were to rule against the defendants there is a risk that it could have a material adverse effect on us, which could take the form of monetary damages or other equitable relief.

In connection with the Offering and formation transactions, we and ESRT entered into indemnification agreements with our directors, executive officers and chairman emeritus, providing for the indemnification by us and ESRT for certain liabilities and expenses incurred as a result of actions brought, or threatened to be brought, against them. As a result, Anthony E. Malkin, Peter L. Malkin and Thomas N. Keltner, Jr. have defense and indemnity rights from us and ESRT with respect to the Second Class Actions.
Additionally, there is a risk that other third parties will assert claims against us, Malkin Holdings LLC, or any other party entitled to defense and indemnity from us, including, without limitation, claims that Malkin Holdings LLC breached its fiduciary duties to investors in the existing entities or that the consolidation violates the relevant operating agreements, and third parties may commence litigation related to such claims. As a result, we may incur costs associated with defending or settling such litigation or paying any judgment if we lose.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
We have four series of partnership units ("OP Units") - Series PR OP Units, Series ES OP Units, Series 60 OP Units and Series 250 OP Units. The Series ES OP Units, Series 60 OP Units and Series 250 OP Units (together the "traded OP units") are listed on the NYSE Arca, Inc. exchange ("NYSE Arca") under the symbols "ESBA," "OGCP," and "FISK," respectively. The Series PR OP Units are not listed on any exchange and are not traded.
On March 21, 2014, the last sales price for our Series ES OP Units on the NYSE Arca was $13.95 per share. On March 21, 2014, the last sales price for our Series 250 OP Units on the NYSE Arca was $14.00 per share. On March 21, 2014, the last sales price for our Series 60 OP Units on the NYSE Arca was $13.90 per share.
The following table sets forth the high and low sales prices per unit of our traded OP Units reported on the NYSE Arca and the distributions declared and paid by us during the fourth calendar quarter of 2013 (1):

	Quarter Ended
	December 31, 2013		Dividend
	High	Low	Per Share
Series ES OP Units "ESBA"	$24.68	$12.05	$0.0795
Series 250 OP Units "FISK"	$15.04	$11.70	$0.0795
Series 60 OP Units "OGCP"	$18.50	$11.20	$0.0795
______________________
(1) From October 2, 2013 through October 11, 2013, our traded OP units were traded on the NYSE. The high and low sales prices for our traded OP units during this period were as follows: (i) Series ES OP Units, high - $84.50 and low - $13.50; (ii) Series 250 OP Units, high - $29.00 and low - $12.75; and Series 60 OP Units, high - $36.40 and low - $12.60.

Our traded OP Units began trading on the NYSE Arca on October 11, 2013. As a result, we have not set forth quarterly information with respect to the high and low sales prices for our traded OP Units and the dividends declared on our traded OP Units for the two most recent fiscal years. Prior to October 2, 2013, there was no public market for our traded OP Units.
Holders
As of March 21, 2014, we had approximately 966 registered holders of Series PR OP Units, 4,415 registered holders of Series ES OP Units, 1,403 registered holders of Series 60 OP Units and 977 registered holders of Series 250 OP Units. Such information was obtained through our registrar and transfer agent. Certain shares and OP Units are held in "street" name and accordingly, the number of beneficial owners of such shares and OP Units is not known or included in the foregoing number.
Distributions
ESRT intends to pay regular quarterly dividends to holders of its Class A common stock and Class B common stock and we intend to make regular quarterly distributions to our securityholders. Any distributions we or ESRT pay in the future will depend upon our actual results of operations, economic conditions and other factors that could differ materially from our current expectations. Our actual results of operations will be affected by a number of factors, including the revenue we receive from our properties, our operating expenses, interest expense, the ability of our tenants to meet their obligations and unanticipated expenditures. Distributions declared by us will be authorized by ESRT's board of directors in its sole discretion out of funds legally available therefore and will be dependent upon a number of factors, including restrictions under applicable law, the capital requirements of our company and the distribution requirements necessary to maintain ESRT's qualification as a REIT. See Item 1A, "Risk Factors," and Item 7, "Management's Discussion and Analysis of Financial Conditions and Results of Operations," of this Annual Report on Form 10-K, for information regarding the sources of funds used for dividends and for a discussion of factors, if any, which may adversely affect our ability to make distributions to our securityholders.
During 2013, we declared the following quarterly distribution on our Series PR OP Units, Series ES OP Units, Series 60 OP Units and Series 250 OP Units:

Declaration Date	Record Date	Payment Date	Amount per Share
December 5, 2013	December 16, 2013	December 30, 2013	$0.0795
Securities Authorized For Issuance Under Equity Compensation Plans
During 2013, we adopted our Empire State Realty Trust, Inc. Empire State Realty OP, L.P. 2013 Equity Incentive Plan (the "Plan"). The Plan provides for grants of stock options, shares of restricted ESRT Class A common stock, dividend equivalent rights and other equity-based awards, including LTIP Units, up to an aggregate of 5% of the issued and outstanding shares of ESRT's Class A common stock as of the last closing date of the exercise of the underwriters' option to purchase additional shares in the Offering (on a fully diluted basis). For a further discussion of the Plan, see Note 11 to the consolidated and combined financial statements included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
The following table presents certain information about our equity compensation plans as of December 31, 2013:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)

Plan Category
Equity compensation plans approved by securityholders	N/A (1)	N/A	11,149,976
Equity compensation plans not approved by securityholders	—	—	—
Total	N/A (1)	N/A	11,149,976
(1) These amounts include information related to the Plan. As of December 31, 2013, we issued 156,978 shares of restricted stock and 913,561 Long-term Incentive Plan ("LTIP") units under the Plan.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
Prior to or concurrently with the completion of the Offering and the related formation transactions, we acquired, through a series of contributions and merger transactions, the assets and liabilities of our predecessor and the non-controlled entities and the related properties and ESRT issued 12,105,847 shares of ESRT's Class A common stock (4,289,539 shares of ESRT's Class A common stock issued in a transaction exempt from registration) and we issued 148,957,292 operating partnership units (83,674,709 operating partnership units issued in a transaction exempt from registration). In addition, prior to or concurrently with the completion of the Offering and the related formation transactions, ESRT issued 1,122,130 shares of ESRT's Class B common stock (535,387 shares of ESRT's Class B common stock issued in a transaction exempt from registration) to certain holders of interest in our predecessor and the related properties that received operating partnership units. All of such persons in the transactions exempt from registration had a substantive, pre-existing relationship with us, and all such persons who received operating partnership units and/or shares of ESRT common stock in the transactions exempt from registration were "accredited investors" as defined under Regulation D of the Securities Act. Each such person was a holder of an interest in entities included in our predecessor or the non-controlled entities and we dealt with such persons throughout the time that such persons held interests in entities included in our predecessor or the non-controlled entities. The issuance of such operating partnership units and ESRT common stock was effected in reliance upon an exemption from registration provided by Section 4(a)(2) under the Securities Act and pursuant to Rule 506 of Regulation D of the Securities Act. All such persons were provided with and had access to information about the issuers of these securities including business objectives and historical property and financial information.
ESRT's registration statement on Form S-11, as amended (Registration No. 333-179485) with respect to the Offering (the “Registration Statement”) registered up to 1,233,375,000 shares of ESRT's Class A common stock, par value $0.01 per share, and was declared effective by the SEC on October 1, 2013.
ESRT initially invested the net proceeds of the Offering in a bank deposit account earning daily interest. As of December 31, 2013, the net proceeds of the Offering were contributed by ESRT to us in exchange for operating partnership units. We used the net proceeds from the Offering primarily to fund certain formation transaction costs and fees, repay certain indebtedness and make cash payments to holders of interests in the existing entities, including the estate of Leona M. Helmsley.
ITEM 6. SELECTED FINANCIAL DATA.

The following table sets forth our selected financial data and should be read in conjunction with our Financial Statements and notes thereto included in Item 8, "Financial Statements and Supplementary Data" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report on Form 10-K.

	The Company	The Predecessor
	October 7, through December 31, 2013	January 1, through October 6, 2013	Year Ended December 31,
(amounts in thousands, except per share data)			2012	2011	2010	2009
Operating Data
Total revenues	$127,583	$206,072	$260,294	$294,788	$246,545	$232,315
Operating expenses:
Property operating expenses	34,453	41,297	55,707	57,102	60,356	58,850
Marketing, general, and administrative expenses	15,254	23,600	20,963	15,688	27,581	17,281
Observatory expenses	5,687	—	—	—	—	—
Construction expenses	5,468	19,821	19,592	46,230	13,924	16,145
Real estate taxes	17,191	24,331	30,406	29,160	27,585	28,937
Formation transaction expenses	—	4,507	2,247	2,845	807	—
Depreciation and amortization	27,375	38,963	42,690	35,513	34,041	29,327
Total operating expenses	105,428	152,519	171,605	186,538	164,294	150,540
Operating income	22,155	53,553	88,689	108,250	82,251	81,775
Other income (expense):
Equity in net income of non-controlled entities	—	14,875	14,348	3,893	15,324	10,800
Interest expense	(13,147)	(50,660)	(54,394)	(54,746)	(52,264)	(50,738)
Settlement expense	—	(55,000)	—	—	—	—
Acquisition expenses	(138,140)	—	—	—	—	—
Gain on consolidation of non-controlled entities	322,563	—	—	—	—	—
Net income (loss)	193,431	$(37,232)	$48,643	$57,397	$45,311	$41,837

Distribution declared and paid per unit	$0.0795
Net income per unit - basic and diluted	$0.79
Total weighted average units - basic	245,445
Total weighted average units - diluted	245,482

Balance Sheet Data
Commercial real estate properties, at cost	$1,649,423		$939,330	$856,151	$796,008	$768,733
Total assets	$2,476,061		$1,052,553	$1,004,971	$910,743	$890,598
Mortgages and other loans payable, term loan and credit facility	$1,208,112		$996,489	$939,705	$869,063	$871,636
Partners' capital	$1,003,185		$—	$—	$—	$—
Predecessor owners' equity (deficit)	$—		$(10,859)	$1,294	$(11,565)	$(18,258)

Other Data
Funds from operations (1)	$220,783	$7,432	$97,943	$99,761	$85,020	$75,458
Core funds from operations (2)	$41,395	$62,432	$97,943	$99,761	$85,020	$75,458
Net cash (used in) provided by operating activities	$(131,927)	$73,381	$94,353	$47,682	$73,574	$58,509
Net cash used in investing activities	$(620,307)	$(56,450)	$(108,281)	$(60,527)	$(34,837)	$(38,617)
Net cash provided by (used in) financing activities	$696,017	$48,530	$(20,889)	$11,130	$(44,793)	$(5,035)
______________

(1)
We compute FFO in accordance with the “White Paper” on FFO published by the National Association of Real Estate Investment Trusts, or NAREIT, which defines FFO as net income (loss) (determined in accordance with GAAP), excluding impairment writedowns of investments in depreciable real estate and investments in in-substance real estate investments, gains or losses from debt restructurings and sales of depreciable operating properties, plus real estate-related depreciation and amortization (excluding amortization of deferred financing costs), less distributions to non-controlling interests and gains/losses from discontinued operations and after adjustments for unconsolidated partnerships and joint ventures. FFO is a widely recognized non-GAAP financial measure for REITs that we believe, when considered with financial statements determined in accordance with GAAP, is useful to investors in understanding financial performance and providing a relevant basis for comparison among REITs. In addition, FFO is useful to investors as it captures features particular to real estate performance by recognizing that real estate has generally appreciated over time or maintains residual value to a much greater extent than do other depreciable assets. Investors should review FFO, along with GAAP net income, when trying to understand an equity REIT’s operating performance. We present FFO because we consider it an important supplemental measure of our operating performance and believe that it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs. However, because FFO excludes depreciation and amortization and captures neither the changes in the value of our properties that results from use or market conditions nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effect and could materially impact our results from operations, the utility of FFO as a measure of our performance is limited. There can be no assurance that FFO presented by us is comparable to similarly titled measures of other REITs. FFO does not represent cash generated from operating activities and should not be considered as an alternative to net income (loss) determined in accordance with GAAP or to cash flow from operating activities determined in accordance with GAAP. FFO is not indicative of cash available to fund ongoing cash needs, including the ability to make cash distributions. Although FFO is a measure used for comparability in assessing the performance of REITs, as the NAREIT White Paper only provides guidelines for computing FFO, the computation of FFO may vary from one company to another. For a reconciliation of FFO, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Funds from Operations."

(2)
Core FFO adds back to traditionally defined FFO the following items associated with our initial public offering, or the Offering, and formation transactions: gain on consolidation of non-controlling entities, acquisition expenses, severance expenses and retirement equity compensation expenses. We present Core FFO because we consider it an important supplemental measure of our operating performance in that it excludes items associated with the Offering and formation transactions. There can be no assurance that Core FFO presented by us is comparable to similarly titled measures of other REITs. Core FFO does not represent cash generated from operating activities and should not be considered as an alternative to net income (loss) determined in accordance with GAAP or to cash flow from operating activities determined in accordance with GAAP. Core FFO is not indicative of cash available to fund ongoing cash needs, including the ability to make cash distributions. For a reconciliation of Core FFO, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Core Funds from Operations."

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For these statements, we claim the protections of the safe harbor for forward-looking statements contained in such Section. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. In particular, statements pertaining to our capital resources, portfolio performance, dividend policy and results of operations contain forward-looking statements. Likewise, all of our statements regarding anticipated growth in our portfolio from operations, acquisitions and anticipated market conditions, demographics and results of operations are forward-looking statements. Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” “contemplates,” “aims,” “continues,” “would” or “anticipates” or the negative of these words and phrases or similar words or phrases. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

• the factors included in this Annual Report on Form 10-K, including those set forth under the heading "Business," Risk Factors," and "Management’s Discussion and Analysis of Financial Condition and Results of Operations";
• changes in our industry and changes in the real estate markets in particular, either nationally or in Manhattan or the greater New York metropolitan area;
• resolution of the "Second Class Actions" and the appeals related to the Original Class Actions;
• reduced demand for office or retail space;
• general volatility of the capital and credit markets and the market price of ESRT's Class A common stock and our traded OP units;
• changes in our business strategy;
• defaults on, early terminations of or non-renewal of leases by tenants;
• bankruptcy or insolvency of a major tenant or a significant number of smaller tenants;
• litigation;
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

• our failure to redevelop and reposition properties successfully or on the anticipated timeline or at the anticipated costs;
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
• ESRT's failure to qualify as a REIT;
• a future terrorist event in the U.S.;
• environmental uncertainties and risks related to adverse weather conditions and natural disasters;
• lack or insufficient amounts of insurance;
• financial market fluctuations;
• availability of and our ability to attract and retain qualified personnel;
• conflicts of interest with ESRT's senior management team;
• our understanding of our competition;
• changes in real estate and zoning laws and increases in real property tax rates; and
• our ability to comply with the laws, rules and regulations applicable to companies and, in particular, public companies.

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes after the date of this Annual Report on Form 10-K, except as required by applicable law. For a further discussion of these and other factors that could impact our future results, performance or transactions, see the section entitled “Risk Factors" beginning on page 11 of this Annual Report on Form 10-K. You should not place undue reliance on any forward-looking statements, which are based only on information currently available to us.
Overview
Unless the context otherwise requires or indicates, references in this section to our company, we, our and us refer to (i) Empire State Realty OP, L.P. and its consolidated subsidiaries after giving effect to ESRT's initial public offering, or the Offering, and the formation transactions and (ii) our predecessor before giving effect to the Offering and the formation transactions.
With the completion of the Offering and the formation transactions, the historical operations of our predecessor and the properties that have been operated through our predecessor, were combined with our company and/or our subsidiaries. The following discussion and analysis should be read in conjunction with "Selected Financial Data," and our consolidated financial statements as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011 and the notes related thereto which are included in this Annual Report on Form 10-K.
Empire State Realty OP, L.P. is the entity through which Empire State Realty Trust, Inc. ("ESRT"), a self-administered and self-managed real estate investment trust, or REIT, conducts all of its business and owns (either directly or through subsidiaries) substantially all of its assets. We own, manage, operate, acquire and reposition office and retail properties in Manhattan and the greater New York metropolitan area.
We were organized as a Delaware limited partnership on November 28, 2011. We did not have any assets other than cash and did not have any meaningful operating activity until the consummation of the Offering and the related acquisition of our predecessor and certain non-controlled entities controlled by our predecessor on October 7, 2013 as part of the formation transactions. Our operations commenced upon completion of the Offering and related formation transactions on October 7, 2013. ESRT, as the sole general partner in our company, has responsibility and discretion in the management and control in our company, and our limited partners, in such capacity, have no authority to transact business for, or participate in the management activities of our company. As of December 31, 2013, ESRT owned approximately 38.9% of our operating partnership units.
    In connection with the Offering, on October 7, 2013, the following transactions were completed:

•
ESRT issued a total of approximately 82.2 million shares of its Class A common stock at $13.00 per share. ESRT contributed the net proceeds of the Offering to us for approximately 82.2 million Series PR operating partnership units.

•
We acquired, through a series of formation transactions (as more fully described below), certain assets of our predecessor and certain other entities. In exchange for such assets, the prior investors in such assets that were accredited investors were issued a total of approximately 149.0 million operating partnership units. We issued approximately 13.2 million Series PR operating partnership units to ESRT, which issued approximately 12.1 million shares of Class A common stock and approximately 1.1 million shares of Class B common stock. The aggregate value of all issuances was approximately $2.1 billion, and non-accredited prior investors and prior investors who elected to receive cash for their equity interests were paid a total of approximately $733.3 million in cash from the net proceeds of the Offering for an aggregate consideration of approximately $2.8 billion.

•	We and ESRT entered into a $800.0 million secured revolving and term credit facility with an accordion feature to increase the availability to $1.25 billion under certain circumstances.
    For all periods prior to the completion of the Offering and related formation transactions, this Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the historical financial condition and results of operations of our predecessor, which owned controlling interests in 16 properties and unconsolidated non-controlling interests in the Empire State Building (including the observatory and broadcast operations), 1350 Broadway, 1333 Broadway, and 501 Seventh Avenue, which are accounted for under the equity method of accounting and make up a significant portion of our company subsequent to the completion of the Offering and related formation transactions. Our financial condition as of December 31, 2012 and results of operations for the years ended December 31, 2011 and 2012 and for the period January 1, 2013 to October 6, 2013 reflect the financial condition and results of operations of our predecessor. Our financial condition as of December 31, 2013 and results of operations for the period October 7, 2013 to December 31, 2013 reflect the financial condition and results of operations of our predecessor consolidated with the non-controlling interests in those four properties we acquired at the time of the Offering and related formation transactions.
We operate an integrated business that currently consists of two operating segments: real estate and observatory.
Although construction contracting represented approximately 7.2% and 7.3% of our revenues for the years ended December 31, 2013 and 2012, respectively, its relative contribution to our net income was much less significant than its contribution to our revenues.
As of December 31, 2013, our total portfolio, containing 8.4 million rentable square feet of office and retail space, was 86.1% occupied. Including signed leases not yet commenced, our total portfolio was 87.7% leased at December 31, 2013. Our Manhattan area office properties were 84.4% occupied (or 86.0% giving effect to leases signed but not yet commenced as of that date) and our greater New York metropolitan area office properties were 89.7% occupied (or 91.6% giving effect to leases signed but not yet commenced as of that date). Our office properties as a whole were 85.6% occupied (or 87.3% giving effect to leases signed but not yet commenced as of that date). Our ability to increase occupancy and rental revenue at our office properties depends on the successful completion of our repositioning program as described below and market conditions. The other component of our real estate segment, retail leasing, comprises both standalone retail properties and retail space in our Manhattan office properties. Our retail properties, including retail space in our Manhattan office properties, were 91.9% occupied (or 92.7% giving effect to leases signed but not yet commenced as of that date) as of December 31, 2013.
The Empire State Building is our flagship property. The Empire State Building provides us with a diverse source of revenue through its office and retail leases, observatory operations and broadcasting licenses, and related leased space. During the years ended December 31, 2013 and 2012, respectively, the Empire State building generated approximately $140.1 million and $123.4 million of rental revenue from the Empire State Building, excluding observatory operations. During the years ended December 31, 2013 and 2012, the observatory operations of the Empire State Building generated approximately $101.8 million and $91.9 million, respectively, of revenue from its observatory operations. Our observatory operations is a separate accounting segment following the Offering and related formation transactions. Our observatory operations are subject to regular patterns of tourist activity in Manhattan. During the past ten years of our annual observatory revenue, approximately 16% to 18% was realized in the first quarter, 26.0% to 28.0% was realized in the second quarter, 31.0% to 33.0% was realized in the third quarter, and 23.0% to 25.0% was realized in the fourth quarter. The components of the Empire State Building revenue from its office lease, retail leases, tenant reimbursements and other income, observatory operations and broadcasting licenses, and related leased space represented 33.8%, 4.0%, 11.8%, 42.1% and 8.3% during the year ended December 31, 2013, respectively, and 27.9%, 4.5%, 13.1%, 40.7% and 9.3% during the year ended December 31, 2012, respectively. During 2012, the Empire State Building also received a real estate tax refund in the amount of $10.1 million, which was 4.5% of its 2012 revenues.
From 2002 through 2006, we gradually gained full control of the day-to-day management of our Manhattan office properties (with the estate of Leona M. Helmsley previously holding certain approval rights at some of these properties as a result of its interest in the entities owning the properties). Since then, we have been undertaking a comprehensive redevelopment and repositioning strategy of our Manhattan office properties that has included the physical improvement through upgrades and modernization of, and tenant upgrades in, such properties. Since we assumed full control of the day-to-day management of our Manhattan office properties beginning with One Grand Central Place in 2002, and through December 31, 2013, we have invested a total of approximately $438.0 million (excluding tenant improvement costs and leasing commissions) in our Manhattan office properties pursuant to this program. Of the $438.0 million invested pursuant to this program, $239.0 million was invested at the Empire State Building. We currently estimate that between $110.0 million and $150.0 million of capital is needed beyond 2013 to complete substantially the redevelopment and repositioning program at our Manhattan office properties. We expect the redevelopment program at the Empire State Building to continue until the end of 2016 due to the size and scope of our remaining work and our desire to minimize tenant disruptions at the property. These estimates are based on our current budgets (which do not include tenant improvement and leasing commission costs) and are subject to change.

We intend to fund these capital improvements through a combination of operating cash flow and borrowings. These improvements, within our redevelopment and repositioning program, include restored, renovated and upgraded or new lobbies; elevator modernization; renovated public areas and bathrooms; refurbished or new windows; upgrade and standardization of retail storefront and signage; façade restorations; modernization of building-wide systems; and enhanced tenant amenities. These improvements are designed to improve the overall value and attractiveness of our properties and have contributed significantly to our tenant repositioning efforts, which seek to increase our occupancy; raise our rental rates; increase our rentable square feet; increase our aggregate rental revenue; lengthen our average lease term; increase our average lease size; and improve our tenant credit quality. We have also aggregated smaller spaces in order to offer larger blocks of office space, including multiple floors, that are attractive to larger, higher credit-quality tenants and to offer new, pre-built suites with improved layouts. This strategy has shown what we believe to be attractive results to date, and we believe has the potential to improve our operating margins and cash flows in the future. We believe we will continue to enhance our tenant base and improve rents as our pre-redevelopment leases continue to expire and be re-leased.
As of December 31, 2013, we have approximately $197.5 million of debt maturing in 2014 and approximately $90.5 million maturing in 2015, and we have total debt outstanding of approximately $1.2 billion, with a weighted average interest rate of 4.56% and a weighted average maturity of 3.1 years and 69.2% of which is fixed-rate indebtedness. Our overall leverage will depend on our mix of investments and the cost of leverage. ESRT's charter does not restrict the amount of leverage that we may use.
Our Predecessor
See Note 1 to the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for an overview of our predecessor and the non-controlled entities.
Formation Transactions
Substantially concurrently with the completion of the Offering, we engaged in a series of formation transactions pursuant to which we acquired, through a series of contributions and merger transactions, (i) the 18 properties owned by the controlled and non-controlled entities, (ii) one development parcel in which our predecessor owned a controlling interest and (iii) the business and assets of our predecessor management businesses. In the aggregate, these interests comprise our ownership of our property portfolio. We did not acquire our predecessor’s affiliates’ interests in the option properties, or certain properties and businesses that were excluded from the formation transactions.
To acquire the properties to be included in our portfolio from the prior owners we and ESRT issued to the holders of interests in our predecessor and the non‑controlled entities an aggregate of 12,105,847 shares of ESRT Class A common stock and 1,122,130 shares of ESRT Class B common stock, and we issued 148,957,292 operating partnership units, with an aggregate value of approximately $2.1 billion, based on the initial public offering price of $13.00 per share, and we paid approximately $733.3 million in cash to those holders of interests in our predecessor and the non-controlled entities that were non-accredited and accredited investors that were charitable organizations but chose cash consideration for an aggregate consideration of approximately $2.8 billion. Cash amounts were provided from the net proceeds of the Offering. These contributions and other transactions were effected prior to or substantially concurrently with the completion of the Offering.

The net proceeds from the Offering were approximately $884.1 million, including the underwriters’ overallotment option which was exercised in full (after deducting the underwriting discount and commissions and estimated expenses of the Offering and formation transactions). ESRT contributed the net proceeds of the Offering to us in exchange for Series PR operating partnership units. We used the net proceeds from the Offering primarily to fund certain formation transaction costs and fees, repay certain indebtedness and make cash payments to holders of interests in the existing entities, including the estate of Leona M. Helmsley.
We determined that one of the predecessor entities, Malkin Holdings LLC, is the acquirer for accounting purposes, and therefore the contribution of the assets of, or acquisition by merger of, the controlled entities is considered a transaction between entities under common control since the sponsors (Anthony E. Malkin and Peter L. Malkin and their affiliates) controlled a majority interest in each of the controlled entities comprising our predecessor. As a result, the acquisition of interests in the controlled entities was recorded at our historical cost. The contribution of the assets of, or acquisition by merger of, the non-controlled entities (including our predecessor’s non-controlling interest in these entities) will be accounted for as an acquisition under the acquisition method of accounting and recognized as the estimated fair value of acquired assets and assumed liabilities on the date of such contribution or acquisition. The fair value of these assets and liabilities has been allocated in accordance with Accounting Standards Codification Section 805-10, Business Combinations. Our methodology for allocating the cost of acquisitions to assets acquired and liabilities assumed is based on estimated fair values, replacement cost and appraised values. We estimate the fair value of acquired tangible assets (consisting of land, buildings and improvements), identified intangible lease assets and liabilities (consisting of acquired above-market leases, acquired in-place lease value and acquired below-market leases) and assumed debt.
Based on these estimates, we allocated the purchase price to the applicable assets and liabilities. The value allocated to in-place lease costs (tenant improvements, leasing commissions and in-place lease costs) was amortized over the related lease term and reflected as depreciation and amortization. The value of assumed above- and below-market leases was amortized over the related lease term and reflected as either an increase (for below-market leases) or a decrease (for above-market leases) to rental income. The fair value of the debt assumed was determined using current market interest rates for comparable debt financings.
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
Leasing

Leasing activity has remained strong. In 2013, on a combined basis, we, our predecessor and the non-controlled entities, signed 1.1 million, 1.1 million, and 1.5 million rentable square feet of new leases, expansions and lease renewals, for the years ended December 31, 2013, 2012, and 2011, respectively.
Due to the relatively small number of leases that are signed in any particular quarter, one or more larger leases may have a disproportionately positive or negative impact on average rent, tenant improvement and leasing commission costs for that period. As a result, we believe it is more appropriate when analyzing trends in average rent and tenant improvement and leasing commission costs to review activity over multiple quarters or years. Tenant improvement costs include expenditures for general improvements occurring concurrently with, but that are not directly related to, the cost of installing a new tenant. Leasing commission costs are similarly subject to significant fluctuations depending upon the length of leases being signed and the mix of tenants from quarter to quarter.
As of December 31, 2013, there were approximately 1.0 million rentable square feet of space in our portfolio available to lease (excluding leases signed but not yet commenced) representing 12.2% of the net rentable square footage of the properties in our portfolio. In addition, leases representing 5.1% and 8.6% of net rentable square footage of the properties in our portfolio will expire in 2014 and in 2015, respectively. These leases are expected to represent approximately 5.7% and 9.4%, respectively, of our annualized rent for such periods. Our revenues and results of operations can be impacted by expiring leases that are not renewed or re-leased or that are renewed or re-leased at base rental rates equal to above or below the current average base rental rates. Further, our revenues and results of operations can also be affected by the costs we incur to re-lease available space, including payment of leasing commissions, redevelopments and build-to-suit remodeling that may not be borne by the tenant.
We believe that as we complete the redevelopment and repositioning of our properties we will, over the long-term, experience increased occupancy levels and rents. Over the short term, as we renovate and reposition our properties, which includes aggregating smaller spaces to offer large blocks of space, we may experience lower occupancy levels as a result of having to relocate tenants to alternative space and the strategic expiration of existing leases. We believe that despite the short-term lower occupancy levels we may experience, we will continue to experience increased rental revenues as a result of the increased rents which we expect to obtain in following the redevelopment and repositioning of our properties.
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
Observatory operations
The Empire State Building Observatory hosted approximately 980,000 visitors in the fourth quarter 2013, representing an 8.5% increase from the same period of 2012. Observatory visitor statistics are presented for the full fourth quarter. Observatory revenue for the full fourth quarter grew 10.4% to $25.4 million, from $23.0 million in the fourth quarter of 2012, through a combination of greater attendance and a more profitable mix of ticket categories and direct sales to visitors.
For the twelve months ended December 31, 2013, the Empire State Building Observatory hosted 4.3 million visitors, a 2.7% increase from the same period in 2012. Observatory revenue was $101.8 million, a 10.8% increase from $91.9 million for the twelve months ended December 31, 2012.
Observatory revenues and admissions are dependent upon the following: (i) the number of tourists (domestic and international) that come to New York City and visit the observatory, as well as any related tourism trends; (ii) the prices per admission that can be charged; (iii) seasonal trends affecting the number of visitors to the observatory; (iv) competition, in particular from the planned observatory at One World Trade Center and Rockefeller Center; and (v) weather trends.
Taxable REIT Subsidiaries ("TRS")
ESRT Observatory TRS, LLC, a New York limited liability company, which we refer to as Observatory TRS, and ESRT Holdings TRS, LLC, a Delaware limited liability company, which we refer to as Holding TRS, are our wholly owned subsidiaries. ESRT elected, together with ESRT and Observatory TRS and Holding TRS, to treat Observatory TRS and Holding TRS as TRSs of ESRT for U.S. federal income tax purposes. A TRS generally may provide non-customary and other services to our tenants and engage in activities that we may not engage in directly without adversely affecting ESRT's qualification as a REIT, although a TRS may not operate or manage a lodging facility or provide rights to any brand name under which any lodging facility is operated. We may form additional entities that will elect to be TRSs of ESRT in the future, and we may contribute some or all of our interests in certain wholly owned subsidiaries or their assets to Observatory TRS and Holding TRS. Because a TRS is subject to entity-level U.S. federal income tax and state and local income tax (where applicable) in the same manner as other taxable corporations, the income earned by a TRS of ESRT that is a subsidiary of ours generally will be subject to an additional level of tax as compared to the income earned by our other subsidiaries.
The observatory operations at the Empire State Building have historically been part of the financial results of Empire State Building Company L.L.C., one of the non-controlled entities, and therefore, have not been consolidated into our predecessor’s financial statements. Instead, they have been a component of our predecessor’s equity investment in non-controlled entities. Following the Offering and the related formation transactions, these operations are part of our consolidated results of operations and constitute a separate accounting segment. The revenues from our observatory operations represent a significant portion of our operations following the Offering and related formation transactions. For the years ended December 31, 2013 and 2012, the lease payment from the observatory operations to the Empire State Building Company L.L.C., or its successor, was $61.5 million and $56.0 million, respectively. We and Observatory TRS are party to a lease which is structured to pay us a fixed minimum rent plus variable gross participations in certain operations of our observatory. Therefore, the amounts payable under this lease will be dependent upon the following: (i) the number of tourists (domestic and international) that come to New York City and visit the observatory, as well as any related tourism trends; (ii) the prices per admission that can be charged; (iii) seasonal trends affecting the number of visitors to the observatory; (iv) competition, in particular from the planned observatory at One World Trade Center and Rockefeller Center; and (v) weather trends.
Operating expenses
Our operating expenses generally consist of repairs and maintenance, security, utilities, property-related payroll, and bad debt expense and prior to the Offering and related formation transactions, third-party management fees. Factors that may affect our ability to control these operating costs include: increases in insurance premiums, tax rates, the cost of periodic repair, redevelopment costs and the cost of re-leasing space, the cost of compliance with governmental regulation, including zoning and tax laws, the potential for liability under applicable laws and interest rate levels. Also, as a public company, our annual general and administrative expenses may be meaningfully higher compared to historical expenses due to legal, insurance, accounting and other expenses related to corporate governance, SEC reporting, other compliance matters and the costs of operating as a public company. If our operating costs increase as a result of any of the foregoing factors, our future cash flow and results of operations may be adversely affected.

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

During November 2013, we gave a 30-day notice to the managing agent at four of our properties that we were terminating their contracts as of December 1, 2013. During March 2014, we gave a 30-day notice to the managing agent at two of our properties that we were terminating their contracts as of April 1, 2014. We will be self-managing these six properties going forward. We currently self-manage all other properties in our portfolio.
Cost of funds and interest rates
We expect future changes in interest rates will impact our overall performance. Subject to ESRT maintaining its qualification as a REIT for U.S. federal income tax purposes, we may mitigate the risk of interest rate volatility through the use of hedging instruments, such as interest rate swap agreements and interest rate cap agreements. While we may seek to manage our exposure to future changes in rates, portions of our overall outstanding debt will likely remain at floating rates. As of December 31, 2013, our floating rate debt represented 30.8% of our indebtedness. This floating rate debt included $372.5 million of borrowings as of December 31, 2013. Our floating rate debt may increase to the extent we use available borrowing capacity under our loans to fund capital improvements. We continually evaluate our debt maturities, and, based on management’s current assessment, believe we have viable financing and refinancing alternatives that will not materially adversely impact our expected financial results. As of December 31, 2013, we have approximately $197.5 million of debt maturities in 2014 and approximately $90.5 million of maturities in 2015.
Competition

The leasing of real estate is highly competitive in Manhattan and the greater New York metropolitan market in which we operate. We compete with numerous acquirers, developers, owners and operators of commercial real estate, many of which own or may seek to acquire or develop properties similar to ours in the same markets in which our properties are located. The principal means of competition are rent charged, location, services provided and the nature and condition of the facility to be leased. In addition, we face competition from other real estate companies including other REITs, private real estate funds, domestic and foreign financial institutions, life insurance companies, pension trusts, partnerships, individual investors and others that may have greater financial resources or access to capital than we do or that are willing to acquire properties in transactions which are more highly leveraged or are less attractive from a financial viewpoint than we are willing to pursue. In addition, competition from observatory and/or broadcasting operations at One World Trade Center and, to a lesser extent, from the existing observatory at Rockefeller Center and the existing broadcasting facility at Four Times Square, could have a negative impact on revenues from our observatory and/or broadcasting operations. Adverse impacts on domestic travel and changes in foreign currency exchange rates may also decrease demand in the future, which could have a material adverse effect on our results of operations, financial condition and ability to make distributions to our stockholders. If our competitors offer space at rental rates below current market rates, below the rental rates we currently charge our tenants, in better locations within our markets or in higher quality facilities, we may lose potential tenants and may be pressured to reduce our rental rates below those we currently charge in order to retain tenants when our tenants’ leases expire.

Critical Accounting Policies
Basis of Presentation and Principles of Consolidation and Combination
The accompanying consolidated and combined financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission (the "SEC") represent our assets and liabilities and operating results. The consolidated and combined financial statements include our accounts and our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. For purposes of comparison, certain items shown in the 2012 consolidated and combined financial statements have been reclassified to conform to the presentation used for 2013.
    Our predecessor's combined financial statements include all the accounts and operations of our predecessor. The real estate entities included in the accompanying combined financial statements have been combined on the basis that, for the periods presented, such entities were under common control, common management and common ownership of the sponsors. Equity interests in the combining entities that were not controlled by the sponsors are shown as investments in non-controlled entities. We acquired these interests as a result of the formation transactions.
Our predecessor consolidated variable interest entities, or VIEs, in which it was considered a primary beneficiary. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE.
Included in commercial real estate properties on our predecessor's combined balance sheet as of December 31, 2012 are approximately $0.4 million related to our combined VIEs. Included in mortgages and other loans payable on our combined balance sheets as of December 31, 2012 are approximately $0.6 million, related to our combined VIEs. We had no VIEs as of December 31, 2013.
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
A non-controlling interest in a consolidated subsidiary is defined as the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent. Non-controlling interests are required to be presented as a separate component of equity in the combined balance sheets and in the combined statements of operations by requiring earnings and other comprehensive income to be attributed to controlling and non-controlling interests. As the financial statements of our predecessor have been prepared on a combined basis, there is no non-controlling interest for our predecessor for the periods presented.
Accounting Estimates
The preparation of the consolidated and combined financial statements in accordance with GAAP requires management to use estimates and assumptions that in certain circumstances affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Significant items subject to such estimates and assumptions include allocation of the purchase price of acquired real estate properties among tangible and intangible assets, determination of the useful life of real estate properties and other long-lived assets, valuation and impairment analysis of combined and uncombined commercial real estate properties and other long-lived assets, estimate of percentage of completion on construction contracts, valuation of the allowance for doubtful accounts, and valuation of equity based compensation. These estimates are prepared using management’s best judgment, after considering past, current, and expected events and economic conditions. Actual results could differ from those estimates.
Revenue Recognition
Rental Revenue
Rental revenue includes base rents that each tenant pays in accordance with the terms of its respective lease and is reported on a straight-line basis over the non-cancellable term of the lease which includes the effects of rent steps and rent abatements under the leases. We commence rental revenue recognition when the tenant takes possession of the leased space or controls the physical use of the leased space and the leased space is substantially ready for its intended use. In addition, many of our leases contain fixed percentage increases over the base rent to cover escalations. We account for all of our leases as operating leases. Deferred rent receivables, including free rental periods and leasing arrangements allowing for increased base rent payments are accounted for in a manner that provides an even amount of fixed lease revenues over the respective non-cancellable lease terms. Differences between rental income recognized and amounts due under the respective lease agreements are recognized as an increase or decrease to deferred rents receivable.
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
Lease cancellation fees are recognized when the fees are determinable, tenant vacancy has occurred, collectability is reasonably assured, we have no continuing obligation to provide services to such former tenants and the payment is not subject to any conditions that must be met or waived. Total lease cancellation fees for the years ended December 31, 2013, 2012, and 2011 were $1.6 million, $3.9 million, and $0.7 million, respectively. Such fees are included in other income and fees in our consolidated and combined statements of operations.
Observatory Revenue
Revenue from the sale of Observatory tickets are recognized upon admission or ticket expirations. Deferred income related to unused and unexpired tickets as of December 31, 2013 was $3.7 million.

Construction Revenue
Revenues from construction contracts are recognized under the percentage-of completion method. Under this method, progress towards completion is recognized according to the ratio of incurred costs to estimated total costs. This method is used because management considers the “cost-to-cost” method the most appropriate in the circumstances.
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
Gains on Sale of Real Estate
We record a gain on sale of real estate when title is conveyed to the buyer and we have no substantial economic involvement with the property. If the sales criteria for the full accrual method are not met, we defer some or all of the gain recognition and accounts for the continued operations of the property by applying the finance, leasing, profit sharing, deposit, installment or cost recovery methods, as appropriate, until the sales criteria are met.
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
Offering Costs and Formation Transaction Expenses
In connection with the Offering and formation transactions, we incurred incremental accounting fees, legal fees and other professional fees. Approximately $33.5 million was previously deferred and recorded as a reduction of proceeds of the Offering. Certain costs associated with the Offering and formation transactions not directly attributable to the solicitation of consents of investors in the existing entities and the Offering, but rather related to structuring the formation transactions, are expensed as incurred.
Real Estate Properties and Related Intangible Assets
Land and buildings and improvements are recorded at cost less accumulated depreciation and amortization. The recorded cost includes cost of acquisitions, development and construction and tenant allowances and improvements. Expenditures for ordinary repairs and maintenance are charged to operations as incurred. Significant replacements and betterments which improve or extend the life of the asset are capitalized. Tenant improvements which improve or extend the life of the asset are capitalized. If a tenant vacates its space prior to the contractual termination of its lease, the unamortized balance of any tenant improvements are written off if they are replaced or have no future value. For developed properties, direct and indirect costs that clearly relate to projects under development are capitalized. Costs include construction costs, professional services such as architectural and legal costs, travel expenses, capitalized interest and direct payroll and other acquisition costs. We begin capitalization when the project is probable. Capitalization of interest ceases when the property is ready for its intended use, which is generally near the date that a certificate of occupancy is obtained.
Depreciation and amortization are computed using the straight-line method for financial reporting purposes. Buildings and improvements are depreciated over the shorter of 39 years, the useful life, or the remaining term of any leasehold interest. Tenant improvement costs, which are included in building and improvements in the consolidated balance sheets, are depreciated over the shorter of (i) the related remaining lease term or (ii) the life of the improvement. Corporate equipment, which is included in “Other assets,” is depreciated over three to seven years.
Acquisitions of properties are accounted for utilizing the acquisition method and accordingly the purchase cost is allocated to tangible and intangible assets and liabilities based on their fair values. The fair value of tangible assets acquired is determined by valuing the property as if it were vacant, applying methods similar to those used by independent appraisers of income-producing property. The resulting value is then allocated to land, buildings and improvements, and tenant improvements based on our determination of the fair value of these assets. The assumptions used in the allocation of fair values to assets acquired are based on our best estimates at the time of evaluation.
Fair value is assigned to above-market and below-market leases based on the difference between (a) the contractual amounts to be paid by the tenant based on the existing lease and (b) our estimate of current market lease rates for the corresponding in-place leases, over the remaining terms of the in-place leases. Capitalized above-market lease amounts are amortized as a decrease to rental revenue over the remaining terms of the respective leases. Capitalized below-market lease amounts are amortized as an increase to rental revenue over the remaining terms of the respective leases. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off.
The aggregate value of other acquired intangible assets consists of acquired ground leases and acquired in-place leases and tenant relationships. The fair value allocated to acquired in-place leases consists of a variety of components including, but not necessarily limited to: (a) the value associated with avoiding the cost of originating the acquired in-place leases (i.e. the market cost to execute a lease, including leasing commissions and legal fees, if any); (b) the value associated with lost revenue related to tenant reimbursable operating costs estimated to be incurred during the assumed lease-up period (i.e. real estate taxes, insurance and other operating expenses); (c) the value associated with lost rental revenue from existing leases during the assumed lease-up period; and (d) the value associated with any other inducements to secure a tenant lease.
Regarding certain of our 2013 property acquisitions (see Note 3 to our consolidated financial statements), the fair value asset and liability allocations are preliminary and may be adjusted as final information becomes available.
We assess the potential for impairment of our long-lived assets, including real estate properties, annually or whenever events occur or a change in circumstances indicate that the recorded value might not be fully recoverable. We determine whether impairment in value has occurred by comparing the estimated future undiscounted cash flows expected from the use and eventual disposition of the asset to its carrying value. If the undiscounted cash flows do not exceed the carrying value, the real estate is adjusted to fair value and an impairment loss is recognized. Assets held for sale are recorded at the lower of cost or fair value less costs to sell. We do not believe that the value of any of our properties and intangible assets were impaired during the years ended December 31, 2013, 2012 and 2011.
    All operations and gains and losses associated with sales of real estate property or assets classified as held for sale are reclassified and presented as discontinued operations.
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
Deferred Lease Costs
Deferred lease costs consist of fees and direct costs incurred to initiate and renew leases, are amortized on a straight-line basis over the related lease term and the expense is included in depreciation and amortization in our combined statements of operations. Upon the early termination of a lease, unamortized deferred leasing costs are charged to expense.
Deferred Financing Costs
Fees and costs incurred to obtain long-term financing have been deferred and are being amortized as a component of interest expense in our combined statements of operations over the life of the respective mortgage on the straight-line method which approximates the effective interest method. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking debt, which do not close, are expensed in the period in which it is determined that the financing will not close.
Equity Method Investments
We account for our investments under the equity method of accounting where we do not have control but have the ability to exercise significant influence. Under this method, our investments are recorded at cost, and the investment accounts are adjusted for our share of the entities’ income or loss and for distributions and contributions. Equity income (loss) is allocated based on the portion of the ownership interest that is controlled by us. The agreements may designate different percentage allocations among investors for profits and losses; however, our recognition of the entity’s income or loss generally follows the entity’s distribution priorities, which may change upon the achievement of certain investment return thresholds.
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
On a periodic basis, we assess whether there are any indicators that the carrying value of our investments in entities may be impaired on an other than temporary basis. An investment is impaired only if management’s estimate of the fair value of the investment is less than the carrying value of the investment on an other than temporary basis. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying value of the investment over the fair value of the investment. None of our predecessor's investments are other than temporarily impaired.
We recognize incentive income in the form of overage fees from certain uncombined entities (which include non-controlled and other properties not included in the predecessor) as income to the extent it has been earned and not subject to a clawback feature.
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
The revenues and expenses of our non-controlled entities, including those generated by our observatory operations and our broadcasting operations, are not included in the historical operating results of our predecessor. These revenues and expenses are included in the non-controlled entities’ financial statements and we recognize our share of net income, including those generated by our observatory operations and our broadcasting operations, through our share of equity in earnings. Upon completion of the Offering and the formation transactions, the operations of our non-controlled entities, including our observatory operations and our broadcasting operations, were combined with our company and/or our subsidiaries.
As of December 31, 2013, we had no equity method investments.
Goodwill
Goodwill is tested annually for impairment and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount, including goodwill, exceeds the reporting unit’s fair value and the implied fair value of goodwill is less than the carrying amount of that goodwill. Non-amortizing intangible assets, such as trade names and trademarks, are subject to an annual impairment test based on fair value and amortizing intangible assets are tested whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.
Fair Value
Fair value is a market-based measurement, not an entity-specific measurement, and should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, the Financial Accounting Standards Board ("FASB") guidance establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within levels one and two of the hierarchy) and the reporting entity's own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).
We use the following methods and assumptions in estimating fair value disclosures for financial instruments.
For cash and cash equivalents, restricted cash, tenant and other receivables, due from affiliated companies, prepaid expenses and other assets, accrued interest payable, due to or from affiliate companies, deferred revenue, tenant security deposits, accounts payable and accrued expenses in our consolidated and combined balance sheets approximate their fair value due to the short term maturity of these instruments.
The fair value of our mortgage notes payable, unsecured loans and notes payable-related parties, and term loan and credit facility, which are determined using Level 3 inputs, are estimated by discounting the future cash flows using current interest rates at which similar borrowings could be made to us.
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
Income Taxes
We are generally not subject to federal and state income taxes as our taxable income or loss is reportable by our partners. Accordingly, no provision has been made for federal and state income taxes. ESRT elected, together with ESRT Observatory TRS, L.L.C., our subsidiary which holds our observatory operations, to treat ESRT Observatory TRS, L.L.C. as a TRS, and ESRT has elected, together with ESRT Holdings TRS, L.L.C., our subsidiary that holds our third party management, construction, cafeteria, health club and cleaning operations, to treat ESRT Holdings TRS, L.L.C. as a TRS. TRSs may participate in non-real estate activities and/or perform non-customary services for tenants and their operations are generally subject to regular corporate income taxes. Each of our TRSs accounts for its income taxes in accordance with GAAP, which includes an estimate of the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. The calculation of the TRS's tax provisions may require interpreting tax laws and regulations and could result in the use of judgments or estimates which could cause its recorded tax liability to differ from the actual amount due. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The TRSs periodically assess the realizability of deferred tax assets and the adequacy of deferred tax liabilities, including the results of local, state, or federal statutory tax audits or estimates and judgments used.
We apply provisions for measuring and recognizing tax benefits associated with uncertain tax positions. Penalties and interest, if incurred, would be recorded as a component of income tax expense. As of December 31, 2013 and 2012, we do not have a liability for uncertain tax positions. As of December 31, 2013, the tax years ended December 31, 2010 through December 31, 2013 remain open for an audit by the Internal Revenue Service and state authorities. We have not received a notice of audit from the Internal Revenue Service and state authorities for any of the open tax years.
During the periods presented, the entities included in our predecessor's combined financial statements are treated as partnerships or S corporations for U.S. federal and state income tax purposes and, accordingly, are not subject to entity-level tax. Rather, each entity’s taxable income or loss is allocated to its owners. Therefore, no provision or liability for U.S. federal or state income taxes has been included in the accompanying combined financial statements.
Two of the limited liability companies in our predecessor had non-real estate income subject to New York City unincorporated business tax (“NYCUBT”). In 2013, 2012, and 2011, one of these entities generated a loss for NYCUBT purposes while the other entity generated income. No provision or liability for U.S. federal, state, or local income taxes has been included in our predecessor's combined financial statements as current year taxable income as referred to above is fully offset by a NYCUBT net operating loss carry forward from previous years.
As a result of the consolidation and concurrent liquidation of the entities that had previously been subject to the NYCUBT, the NYCUBT net operating loss carryforward of $13.4 million at October 6, 2013 can no longer be used.
Share-Based Compensation
Share-based compensation is measured at the fair value of the award on the date of grant and recognized as an expense on a straight-line basis over the vesting period. The determination of fair value of these awards is subjective and involves significant estimates and assumptions including expected volatility of ESRT stock, expected dividend yield, expected term, and assumptions of whether these awards will achieve parity with other operating partnership units or achieve performance thresholds. We believe that the assumptions and estimates utilized are appropriate based on the information available to ESRT management at the time of grant.
Segment Reporting
We have identified two reportable segments: (1) Real Estate and (2) Observatory. Our real estate segment includes all activities related to the ownership, management, operation, acquisition, repositioning and disposition of our real estate assets. Our observatory segment operates the 86th and 102nd floor observatories at the Empire State Building. These two lines of businesses are managed separately because each business requires different support infrastructures, provides different services and has dissimilar economic characteristics such as investments needed, stream of revenues and different marketing strategies. We account for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. We include our construction operation in "Other" and includes all activities related to providing construction services to tenants and to other entities within and outside our company.
Results of Operations
Overview
The discussion below relates to the financial condition and results of operations for the years ended December 31, 2013, 2012, and 2011. The results of operations for January 1, 2013 through October 6, 2013 (predecessor) and October 7, 2013 through December 31, 2013 (company) have been combined to provide a meaningful comparison to the results of operations for the year ended December 31, 2012.
Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012
The following table summarizes the historical results of operations for the years ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013	2012	Change	%
Revenues:
Rental revenue(1)	$228,677	$196,187	$32,490	16.6%
Tenant expense reimbursement	37,108	29,483	7,625	25.9%
Observatory revenue	23,735	—	23,735	(2)
Construction revenue	23,901	18,902	4,999	26.4%
Third-party management and other fees	5,617	5,103	514	10.1%
Other revenues and fees	14,617	10,619	3,998	37.6%
Total revenues	333,655	260,294	73,361	28.2%
Operating expenses:
Property operating expenses	75,750	55,707	20,043	36.0%
Marketing, general and administrative expenses	38,854	20,963	17,891	85.3%
Observatory expenses	5,687	—	5,687	(2)
Construction expenses	25,289	19,592	5,697	29.1%
Real estate taxes	41,522	30,406	11,116	36.6%
Formation transaction expenses	4,507	2,247	2,260	100.6%
Depreciation and amortization	66,338	42,690	23,648	55.4%
Total operating expenses	257,947	171,605	86,342	50.3%
Operating income	75,708	88,689	(12,981)	(14.6)%
Other income (expense):
Equity in net income of non-controlled entities	14,875	14,348	527	3.7%
Interest expense	(63,807)	(54,394)	(9,413)	17.3%
Settlement expense	(55,000)	—	(55,000)	(2)
Acquisition costs	(138,140)	—	(138,140)	(2)
Gain on consolidation of non-controlled entities	322,563	—	322,563	(2)
Net income	$156,199	$48,643	$107,556	221.1%
_______________

(1)	Includes $26,300 and $39,415 of leasehold rent for the years ended December 31, 2013 and 2012, respectively.

(2)	Not meaningful.

Rental Revenue
Rental revenue increased by $32.5 million, or 16.6%, to $228.7 million for the year ended December 31, 2013 from $196.2 million for the year ended December 31, 2012. The increase was primarily attributable to the acquisition of the four non-controlled properties upon the completion of the Offering and related formation transactions on October 7, 2013, which increased rental revenue by $43.3 million, offset by the reduction of overage rent at the Empire State Building, which decreased rental revenue by $13.3 million, due to the acquisition and consolidation of this property.
Tenant Expense Reimbursement
Tenant expense reimbursement increased by $7.6 million, or 25.9%, to $37.1 million for the year ended December 31, 2013 from $29.5 million for the year ended December 31, 2012. The increase was primarily attributable to the acquisition of the four non-controlled properties upon the completion of the Offering and related formation transactions on October 7, 2013, which increased tenant expense reimbursement by $9.3 million, offset by decreased electric income of $2.3 million primarily due to new tenants generally having their space metered resulting in lower profit margins on electric than previous tenants billed on a non-metered basis.
Observatory Revenue
Observatory revenue increased by $23.7 million and is attributable to the acquisition of the observatory operations from the non-controlled entity Empire State Building Company, L.L.C., upon the completion of the Offering and related formation transactions on October 7, 2013, and the operations of the observatory are now included in our consolidated results.

Construction Revenue
Construction revenue increased by $5.0 million, or 26.4%, to $23.9 million for the year ended December 31, 2013 from $18.9 million for the year ended December 31, 2012. This increase is attributable to a higher number of construction projects during the year ended December 31, 2013 compared to the year ended December 31, 2012.
Third-Party Management and Other Fees
Third-party management and other fees increased by $0.5 million, or 10.1%, to $5.6 million for the year ended December 31, 2013 from $5.1 million for the year ended December 31, 2012. This is primarily attributable to additional income from professional services performed of $0.4 million.
Other Revenues and Fees
Other revenues and fees increased by $4.0 million, or 37.6%, to $14.6 million for the year ended December 31, 2013 from $10.6 million for the year ended December 31, 2012. This increase is primarily due to $4.2 million of income received as a voluntary reimbursement of legal expenses previously incurred.
Property Operating Expenses
Property operating expenses increased by $20.0 million, or 36.0%, to $75.8 million for the year ended December 31, 2013 from $55.7 million for the year ended December 31, 2012. The increase was primarily attributable to the acquisition of the four non-controlled properties upon the completion of the Offering and related formation transactions on October 7, 2013 which increased property operating expenses by $21.1 million.
Marketing, General and Administrative Expenses
Marketing, general and administrative expenses increased by $17.9 million, or 85.3%, to $38.9 million for the year ended December 31, 2013 from $21.0 million for the year ended December 31, 2012. This variance primarily reflects an increase of $7.7 million in professional fees generally related to non-capitalizable costs associated with the consolidation and the Offering and related formation transactions and increased payroll costs of $10.0 million which includes severance expenses of $2.7 million, retirement equity compensation expenses of $2.3 million, higher incentive compensation and increases in personnel.
Observatory Expenses
Observatory expenses increased by $5.7 million and is attributable to the acquisition of the observatory operations from the non-controlled entity Empire State Building Company, L.L.C., upon the completion of the Offering and related formation transactions on October 7, 2013, and the operations of the observatory are now included in our consolidated results.
Construction Expenses
Construction expenses increased by $5.7 million, or 29.1%, to $25.3 million for the year ended December 31, 2013 from $19.6 million for the year ended December 31, 2012. This increase correlates with the increase in the new construction projects as noted above in Construction Revenue.
Real Estate Taxes
Real estate taxes increased by $11.1 million, or 36.6%, to $41.5 million for the year ended December 31, 2013 from $30.4 million for the year ended December 31, 2012. The increase was primarily attributable to the acquisition of the four non-controlled properties upon the completion of the Offering and related formation transactions on October 7, 2013, which increased real estate taxes by $9.4 million. The remaining increase was primarily attributable to an aggregate increase of $1.4 million at 250 West 57th Street, 1359 Broadway, One Grand Central Place and 1542 Third Avenue.
Formation Transaction Expenses
Formation transaction expenses increased by $2.3 million, or 100.6%, to $4.5 million for the year ended December 31, 2013 from $2.2 million for the year ended December 31, 2012. The increase was due to greater external legal, accounting, and proxy solicitation expenses, and investor relation services costs related to structuring the formation transactions.
Depreciation and Amortization

Depreciation and amortization increased by $23.6 million, or 55.4%, to $66.3 million for the year ended December 31, 2013 from $42.7 million for the year ended December 31, 2012. Approximately $14.0 million of the increase was attributable to the acquisition of the four non-controlled properties upon the completion of the Offering and related formation transactions on October 7, 2013. The remaining increase in depreciation and amortization was primarily the result of improvements made at the Empire State Building and One Grand Central Place.
Interest Expense
Interest expense (including amortization of deferred financing costs) increased by $9.4 million, or 17.3%, to $63.8 million for the year ended December 31, 2013 from $54.4 million for the year ended December 31, 2012. This was primarily attributable to a $5.9 million write-off of deferred financing costs and net increase in interest expense due to higher loan balances, in particular to finance the redevelopment and repositioning at the Empire State Building.

Settlement Expense
Settlement expense of $55.0 million reflects costs associated with the settlement of litigation during the year ended December 31, 2013. On September 28, 2012, a Stipulation of Settlement resolving the Original Class Actions was entered into. The terms of the settlement include, amongst other things, a payment of $55.0 million, with a minimum of 80% in cash and a maximum of 20% in freely-tradable shares of ESRT common stock and/or operating partnership units. As the payment is to be fully made by the principal owners of certain predecessor entities, $55.0 million was recorded as settlement expense in our predecessor's statement of operations, with a corresponding $55.0 million capital contribution to our predecessor at that time.

Acquisition Expenses
Acquisition expenses of $138.1 million reflect costs associated with the Offering and the related formation transactions, including transfer taxes paid and reimbursement of costs previously paid by the non-controlling entities and the option property entities.

Gain on Consolidation of Non-controlled Entities
The gain on consolidation of non-controlled entities reflects gains associated with the acquisition of the four non-controlled properties upon the completion of the Offering and related formation transactions on October 7, 2013. The gain is primarily a result of the fair value exceeding the book value of our predecessor ownership interests in the four non-controlled entities plus the elimination of the intercompany ground and building leases.

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011
The following table summarizes the historical results of operations of our predecessor for years ended December 31, 2012 and 2011 (amounts in thousands):

	Year Ended December 31,
	2012	2011	Change	%
Revenues:
Rental revenue (1)	196,187	198,494	(2,307)	(1.2)%
Tenant expense reimbursement	29,483	31,063	(1,580)	(5.1)%
Construction revenue	18,902	47,560	(28,658)	(60.3)%
Third-party management and other fees	5,103	5,626	(523)	(9.3)%
Other revenues and fees	10,619	12,045	(1,426)	(11.8)%
Total revenues	260,294	294,788	(34,494)	(11.7)%
Operating expenses:
Property operating expenses	55,707	57,102	(1,395)	(2.4)%
Marketing, general and administrative expenses	20,963	15,688	5,275	33.6%
Construction expenses	19,592	46,230	(26,638)	(57.6)%
Real estate taxes	30,406	29,160	1,246	4.3%
Formation transaction expenses	2,247	2,845	(598)	(21.0)%
Depreciation and amortization	42,690	35,513	7,177	20.2%
Total operating expenses	171,605	186,538	(14,933)	(8.0)%
Operating income	88,689	108,250	(19,561)	(18.1)%
Other income (expense):
Equity in net income of non-controlled entities	14,348	3,893	10,455	268.6%
Interest expense	(54,394)	(54,746)	352	(0.6)%
Net income	48,643	57,397	(8,754)	(15.3)%
__________________
(1) Includes $39,415 and $42,902 of leasehold rent for the years ended December 31, 2012 and 2011, respectively.

Rental Revenue
Rental revenue decreased by $2.3 million, or 1.2%, to $196.2 million for the year ended December 31, 2012 from
$198.5 million for the year ended December 31, 2011. The decrease was primarily attributable to (i) a decrease of
$4.6 million in overage rent received by Empire State Building Associates L.L.C. (lessor) for the year 2012 due to the payment of improvements and tenanting costs out of Empire State Building Company L.L.C. (lessee) operating cash flow after use of all currently available mortgage proceeds partially offset by (ii) an increase in basic rent income at the Empire State Building of $1.7 million attributable to increased basic rent equal to increased debt service paid by the lessor on additional financing.

Tenant Expense Reimbursement
Tenant expense reimbursement decreased by $1.6 million, or 5.1%, to $29.5 million for the year ended December 31, 2012 from $31.1 million for the year ended December 31, 2011. Generally, under our leases, we are entitled to reimbursement from our tenants for increases in the consumer price index, real estate tax and operating expenses associated with the leased property over the amount incurred for these operating expenses in the first year of the leases. Therefore, no tenant reimbursements are typically earned during the first year of a lease term. The decrease in tenant expense reimbursements for the year ended December 31, 2012 as compared to the year ended December 31, 2011 was primarily attributable to a decline in electric income of $0.6 million primarily due to new tenants generally having their space metered resulting in lower profit margins on electric than previous tenants billed on a non-metered basis and a decrease in consumer price index, or CPI, related escalation income of $1.1 million. The decreases were partially offset by an increase in real estate tax reimbursement of $0.5 million.
Construction Revenue
Construction revenue decreased by $28.7 million, or 60.3%, to $18.9 million for the year ended December 31, 2012 from $47.6 million for the year ended December 31, 2011. This decrease is attributable to lower construction activity in the year ended December 31, 2012 compared to the year ended December 31, 2011. In 2012, we experienced a decrease in the project size of our construction projects. The aggregate revenue earned for the five largest projects in the year ended December 31, 2012 was $9.2 million, while the aggregate revenue earned for the five largest projects in the year ended

December 31, 2011 was $41.5 million. The 2012 projects include revenue of $4.1 million from the construction of a middle school in Connecticut and $17.4 million in 2011 from the same project.

Third-Party Management and Other Fees
Third-party management and other fees decreased by $0.5 million, or 9.3%, to $5.1 million for the year ended
December 31, 2012 from $5.6 million for the year ended December 31, 2011. This decrease is primarily attributable to a $0.6 million decline in supervisory fees earned in 2012 primarily reflecting 2010 supervisory fee income earned in 2011 and acquisition fee income of $0.6 million earned in 2011 (with no corresponding amounts earned in 2012), partially offset by $0.5 million of increased professional fees charged to the properties being accounted for under the equity method, the option properties and the excluded properties and excluded businesses. Acquisition fee income relates to services provided by the supervisor or affiliates related to new investments related to the excluded properties and businesses.

Other Revenues and Fees
Other revenues and fees decreased by $1.4 million, or 11.8%, to $10.6 million for the year ended December 31, 2012 from $12.0 million for the year ended December 31, 2011. This decrease is mainly attributable to $5.2 million of income received and recognized in 2011 as a voluntary reimbursement of legal expenses previously incurred by us of which $5.0 million was from the estate of Leona M. Helmsley, partially offset by net increases in other income, including an increase of $3.2 million in lease cancellation fees primarily from tenants at First Stamford Place, One Grand Central Place and 1359 Broadway and an increase of $0.4 million in connection with fee income related to additional offering costs for services provided by the supervisor and allocated to the properties being accounted for under the equity method and to the option properties.
Property Operating Expenses
Property operating expenses decreased by $1.4 million, or 2.4%, to $55.7 million for the year ended December 31, 2012 from $57.1 million for the year ended December 31, 2011. This decrease is primarily attributable to a reduction in repairs and maintenance of $1.8 million and bad debt expense of $0.7 million which was partially offset by higher operating payroll of $1.5 million.

Marketing, General and Administrative Expenses
Marketing, general and administrative expenses increased by $5.3 million, or 33.6%, to $21.0 million for the year ended December 31, 2012 from $15.7 million for the year ended December 31, 2011. This variance primarily reflects an increase of $3.5 million in professional fees for accounting and bookkeeping costs related to the Offering and the related formation transactions, as well as higher general and administrative costs of $0.6 million and payroll costs of $1.3 million. This was partially offset by a $0.3 million decrease in airplane expenses incurred by one of our predecessor management companies which are not reflected in 2012 (the shares in the airplanes were sold in 2011 by one of our predecessor management companies).

Construction Expenses
Construction expenses decreased by $26.6 million, or 57.6%, to $19.6 million for the year ended December 31, 2012 from $46.2 million for the year ended December 31, 2011. This decrease correlates with the decrease in the new construction projects as noted above in Construction Revenue.

Real Estate Taxes
Real estate taxes increased by $1.2 million, or 4.3%, to $30.4 million for the year ended December 31, 2012 from
$29.2 million for the year ended December 31, 2011. The increase was primarily attributable to an aggregate increase of $1.1 million at 250 West 57th Street, 1359 Broadway, One Grand Central Place, First Stamford Place and 500 Mamaroneck Avenue.

Formation Transaction Expenses
Formation transaction expenses decreased by $0.6 million, or 21.0%, to $2.2 million for the year ended December 31, 2012 from $2.8 million for the year ended December 31, 2011. The decrease was due to a lower amount of external legal, accounting, and valuation professional services time and costs related to structuring the formation transactions than on the solicitation of consents of investors and the Offering as the transaction progresses from the formation stage to the solicitation and offering stage. For formation transaction expenses, our prior period financial results have been adjusted to reflect an immaterial correction. During fiscal year 2012, we determined that certain costs related to the structuring of the formation transactions that were previously included in deferred offering costs should have been expensed in the periods incurred. The correction resulted in immaterial changes to deferred costs and formation transaction expenses for the years ended December 31, 2011 and 2010 and had no impact on the net change in cash reported on the statement of cash flows. The formation transaction expenses will not have an impact on our results of operations or the dividends to be paid by us after closing of the Offering and the related formation transactions.

Depreciation and Amortization
Depreciation and amortization increased by $7.2 million, or 20.2%, to $42.7 million for the year ended December 31, 2012 from $35.5 million for the year ended December 31, 2011. The increase in depreciation and amortization expense was primarily the result of improvements made at the Empire State Building and One Grand Central Place resulting in additional depreciation and amortization of $7.0 million and a net increase at the other properties of $0.2 million.
Interest Expense
Interest expense (including amortization of mortgage costs) decreased by $0.4 million, or 0.6%, to $54.4 million for the year ended December 31, 2012 from $54.7 million for the year ended December 31, 2011. This was primarily attributable to a net decrease in interest expense of $0.4 million at the Empire State Building due to a 2011 prepayment fee on the repayment of prior mortgages of $2.3 million and the write-off of $0.6 million of unamortized loan costs (none in 2012) which was partially offset by an increase in interest expense due to higher loan balances at the Empire State Building and 250 West 57th Street.

Equity in Income of Non-controlled Entities
Equity in income of non-controlled entities increased by $10.5 million, or 268.6%, to $14.3 million for the year ended December 31, 2012 from $3.9 million for the year ended December 31, 2011. The net increase in equity in net income of non-controlled entities resulted from the following: an increase of $8.9 million at the Empire State Building related to a net real estate tax refund of $10.1 million received by the lessee of the Empire State Building for the fiscal years 2002/2003 through 2011/2012, of which our share is $2.4 million, and higher 2012 observatory net income of $10.6 million, of which our share is $2.5 million, lower 2012 operating expenses of $9.7 million, of which our share is $2.3 million, and higher rental revenue of $4.8 million, of which our share is $1.2 million; and an increase of $1.1 million at 1350 Broadway related to an increase in rental revenue of $1.5 million, of which our share is $0.8 million.
Liquidity and Capital Resources
At December 31, 2013, we had approximately $60.7 million available in cash and cash equivalents and there was $441.8 million available under our secured revolving credit facility.
Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, including lease-up costs, fund our redevelopment and repositioning programs, acquire properties, make distributions to our stockholders and other general business needs. Based on the historical experience of ESRT's management and our business strategy, in the foreseeable future we anticipate we will generate positive cash flows from operations. In order for ESRT to qualify as a REIT, ESRT is required under the Code to distribute to its stockholders, on an annual basis, at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains. We expect to make quarterly distributions to our securityholders.
While we may be able to anticipate and plan for certain liquidity needs, there may be unexpected increases in uses of cash that are beyond our control and which would affect our financial condition and results of operations. For example, we may be required to comply with new laws or regulations that cause us to incur unanticipated capital expenditures for our properties, thereby increasing our liquidity needs. Even if there are no material changes to our anticipated liquidity requirements, our sources of liquidity may be fewer than, and the funds available from such sources may be less than, anticipated or needed. Our primary sources of liquidity will generally consist of cash on hand and cash generated from our operating activities, mortgage financings and unused borrowing capacity under our secured revolving and term credit facility. We expect to meet our short-term liquidity requirements, including distributions, operating expenses, working capital, debt service, and capital expenditures from cash flows from operations, the net proceeds from the Offering and available borrowing capacity under our loans and secured revolving and term credit facility. The availability of these borrowings is subject to the conditions set forth in the applicable loan agreements. We expect to meet our long-term capital requirements, including acquisitions (including potentially the option properties), redevelopments and capital expenditures through our cash flows from operations, the net proceeds from the Offering, our secured revolving and term credit facility, mortgage financings, debt issuances, common and/or preferred equity issuances and asset sales. Our properties require periodic investments of capital for individual lease related tenant improvements allowances, general capital improvements and costs associated with capital expenditures. Our overall leverage will depend on our mix of investments and the cost of leverage. ESRT's charter does not restrict the amount of leverage that we may use.
Upon completion of the Offering and the related formation transactions, we received net proceeds from the Offering of approximately $884.1 million, including the underwriters’ overallotment option which was exercised in full (after deducting the underwriting discount and commissions and estimated expenses of the Offering and the related formation transactions). We did not use any of the net proceeds from the Offering to fund distributions to our stockholders.
As of December 31, 2013, we had approximately $1.2 billion of total consolidated indebtedness outstanding, with a weighted average interest rate of 4.56% and a weighted average maturity of 3.1 years. We have approximately $197.5 million of debt maturing in 2014 and approximately $90.5 million maturing in 2015.
Secured Revolving and Term Credit Facility
We and ESRT entered into an agreement for a secured revolving and term credit facility in the maximum aggregate original principal amount of up to $800.0 million. Merrill Lynch, Pierce, Fenner & Smith Incorporated (“Merrill Lynch”) acted as joint lead arranger and joint bookrunner, Bank of America, N.A. (“Bank of America”), an affiliate of Merrill Lynch, acts as administrative agent and Goldman Sachs Bank USA, an affiliate of Goldman Sachs & Co., acts as syndication agent, joint lead arranger and joint bookrunner, with respect to the revolving credit and term loan facilities, which are collectively referred to herein as the secured revolving and term credit facility. ESRT is a guarantor of the secured revolving and term credit facility. The secured revolving and term credit facility is comprised of a term loan A and a term loan B, which are referred to herein as the term loan, and a revolving credit facility, which is referred to herein as the revolving credit facility, in the maximum original principal amount of the difference between $800.0 million and the original balance under the term loan. The secured revolving and term credit facility contains an accordion feature that will allow us to increase the maximum aggregate principal amount to $1.25 billion under specified circumstances. We expect to use the secured revolving and term credit facility to, among other things, fund capital expenditures and tenant improvements and leasing commissions, potential acquisitions, development and redevelopment of real estate properties, general corporate matters and working capital. The secured revolving and term credit facility was used to fully repay the $500.0 million term loan previously secured by the Empire State Building, which had a balance of $300.0 million. As of December 31, 2013, the outstanding balance on the secured revolving and term credit facility was $325.0 million.
We and certain of our subsidiaries are guarantors of the secured revolving and term credit facility and pledged specified equity interests in our subsidiaries as collateral for our obligations under the secured revolving and term credit facility. We refer to us, ESRT and our subsidiaries who will be guarantors collectively as the loan parties.
Availability. The amount available to us under the secured revolving and term credit facility is based on adjusted net operating income from all of the borrowing base properties, and subject to parameters that reference a minimum debt service coverage ratio and an assumed amortization term and interest rate.

Interest. Amounts outstanding under the term loan bear interest at a floating rate equal to, at our election, (x) a Eurodollar rate, plus a spread ranging from 1.00% to 2.00% depending upon our leverage ratio and credit rating which, at December 31, 2013, was 1.35%; or (y) a base rate, plus a spread ranging from 0.00% to 1.00% depending upon our leverage ratio and credit rating which, at December 31, 2013, was 0.35%. Amounts outstanding under the revolving credit facility bear interest at a floating rate equal to, at our election, (x) a Eurodollar rate, plus a spread ranging from 0.925% to 1.70% depending upon our leverage ratio and credit rating which, at December 31, 2013, was 1.20%; or (y) a base rate, plus a spread ranging from 0.00% to 0.70% depending upon our leverage ratio and credit rating which, at December 31, 2013, was 0.20%. In addition, the revolving credit facility permits us to borrow at competitive bid rates determined in accordance with the procedures described in the revolving credit facility.

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

Financial Covenants. The secured revolving and term credit facility includes the following financial covenants: (i) maximum leverage ratio of total indebtedness to total asset value of the loan parties and their consolidated subsidiaries will not exceed 60%, (ii) consolidated secured indebtedness (excluding the secured revolving and term credit facility) will not exceed 40% of total asset value, (iii) tangible net worth will not be less than the sum of 80% of tangible net worth at the closing of the secured revolving and term credit facility plus 75% of net equity proceeds received by us after the closing date (other than proceeds received by us in connection with any dividend reinvestment program), (iv) adjusted EBITDA (as defined in the secured revolving and term credit facility) to consolidated fixed charges will not be less than 1.50x, (v) consolidated variable rate debt will not exceed 25% of total asset value and (vi) consolidated secured recourse indebtedness (excluding the secured revolving and term credit facility) will not exceed 10% of total asset value. Subject to certain customary exceptions and excluding dividends and distributions payable solely in our common stock, we are restricted from paying dividends or other distributions in excess of the greater of (x) 95% of funds from operations (as defined in the secured revolving and term credit facility) and (y) the amount of dividends and other distributions we are required to pay in order to maintain ESRT's qualification as a REIT and (other than during an event of default) to avoid the payment of federal or state income or excise tax; provided, that if certain events of default exist, we may be precluded from paying any dividends or other distributions. As of December 31, 2013, we were in compliance with the covenants:

Financial covenant	Required	For the period October 7, 2013 through December 31, 2013
Maximum total leverage	< 60%	33.1%
Maximum secured debt	< 40%	24.2%
Minimum fixed charge coverage	> 1.5x	3.0x
Maximum variable rate indebtedness	< 25%	10.2%

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
Mortgage debt and other loans
As of December 31, 2013, we had mortgage debt outstanding of $883.1 million.
During 2013,

(i)
we borrowed $81.0 million on the Empire State Building secured term loan (which was repaid in connection with the Offering). The advance bore interest at 250 basis points over the 30-day LIBOR rate and was used to fund improvements at the Empire State Building as part of our redevelopment and repositioning program;

(ii)
we closed on a $9.5 million loan collateralized by 69-97 Main Street, Westport, CT. The loan bears interest at LIBOR plus 1.40% or Prime plus 0.50%. The loan matures on April 29, 2015 and has two one-year extension options. The proceeds of the loan were used to pay off the existing loan on 69-97 Main Street which matured on May 1, 2013. This loan was repaid in December 2013;

(iii)
we closed on a $12.0 million loan collateralized by One Grand Central Place. At closing, $0.4 million was drawn and $6.0 million was drawn as of September 2013. The loan bears interest at the greater of (i) Prime plus 0.5% and (ii) 3.75% and matures on November 5, 2014. The net proceeds of this loan were used for tenant improvement and capital improvement costs at the property;

(iv)	we drew $3.0 million on a loan collateralized by 1350 Broadway. The proceeds of this draw were used in connection with improvements made at the property;

(v)	we extended the maturity of the $47.0 million loan collateralized by 501 Seventh Avenue from August 1, 2013 to August 1, 2014;

(vi)
we closed on a loan made to fund cash needs including the payment of leasing commissions and expenditures on tenant installations at First Stamford Place which was made by an entity controlled by Anthony E. Malkin and Peter L. Malkin. The loan was repaid as part of the formation transactions; and

(vii)	we drew $6.1 million on a loan collateralized by 250 West 57th Street. The proceeds of this draw were used to fund leasing commissions, tenant improvements and redevelopment expenditures.

During 2012,

(i)
we borrowed an additional $9.0 million under the existing mortgage loan on 250 West 57th Street. The advance bears interest at a rate of Prime plus 100 basis points with a minimum floor of 6.50% per annum in connection with improvements of the property as part of our redevelopment and repositioning program;

(ii)
we borrowed $60.0 million on the Empire State Building secured term loan. The advance bears interest at 250 basis points over the 30-day LIBOR rate and is to be used to fund improvements at the Empire State Building as part of our redevelopment and repositioning program; and

(iii)
we borrowed $6.0 million under the existing loan on 1350 Broadway bearing interest at a rate of Prime plus 100 basis points with a minimum floor of 4.25% per annum in connection with improvements made at the property.

During 2011,

(i)
we arranged a variable-rate mortgage loan on 501 Seventh Avenue in the amount of $6.5 million, bearing interest at LIBOR plus 200 basis points in connection with improvements as part of our redevelopment and repositioning program;

(ii)
we borrowed $159.0 million on the Empire State Building secured term loan. The advance bears interest at 250 basis points over the 30-day LIBOR rate and was used to fund improvements at the Empire State Building as part of our redevelopment and repositioning program; and

(iii)
we borrowed $9.0 million under existing mortgage loans on 250 West 57th Street and 1350 Broadway bearing interest at a rate of Prime plus 100 basis points with a minimum floor of 6.50% per annum in connection with improvements as part of our redevelopment and repositioning program.

These principal amounts and rates of interest represent the fair values at the date of financing.

Leverage Policies
We expect to employ leverage in our capital structure in amounts determined from time to time by our board of directors. Although ESRT's board of directors has not adopted a policy that limits the total amount of indebtedness that we may incur, we anticipate that ESRT's board of directors will consider a number of factors in evaluating our level of indebtedness from time to time, as well as the amount of such indebtedness that will be either fixed or floating rate. ESRT's charter and bylaws do not limit the amount or percentage of indebtedness that we may incur nor do they restrict the form in which our indebtedness will be taken (including, but not limited to, recourse or non-recourse debt and cross collateralized debt). Our overall leverage will depend on our mix of investments and the cost of leverage, however, we initially intend to maintain a level of indebtedness consistent with our plan to seek an investment grade credit rating. ESRT's board of directors may from time to time modify our leverage policies in light of the then-current economic conditions, relative costs of debt and equity capital, market values of our properties, general market conditions for debt and equity securities, fluctuations in the market price of ESRT's common stock and our traded OP units, growth and acquisition opportunities and other factors.
Capital expenditures
The following table summarizes our tenant improvement costs, leasing commission costs and our capital expenditures for our 18 properties as if they were consolidated for each of the periods presented (dollars in thousands, except per square foot amounts):

Office Properties(1)

	Year Ended December 31,
Total New Leases, Expansions, and Renewals	2013	2012	2011
Number of leases signed(2)	218	248	232
Total square feet	1,061,216	1,057,476	1,469,588
Leasing commission costs(3)	$16,032	$15,483	$26,582
Tenant improvement costs(3)	49,284	45,842	58,392
Total leasing commissions and tenant improvement costs(3)	$65,316	$61,325	$84,974
Leasing commission costs per square foot(3)	$15.11	$14.64	$18.09
Tenant improvement costs per square foot(3)	46.44	43.35	39.73
Total leasing commissions and tenant improvement costs per square foot(3)	$61.55	$57.99	$57.82
Retail Properties(4)

	Year Ended December 31,
Total New Leases, Expansions, and Renewals	2013	2012	2011
Number of leases signed(2)	12	17	16
Total Square Feet	76,976	42,968	64,476
Leasing commission costs(3)	$5,416	$1,887	$2,326
Tenant improvement costs(3)	62	—	212
Total leasing commissions and tenant improvement costs(3)	$5,478	$1,887	$2,538
Leasing commission costs per square foot(3)	$70.36	$43.92	$36.08
Tenant improvement costs per square foot(3)	0.81	—	3.29
Total leasing commissions and tenant improvement costs per square foot(3)	$71.17	$43.92	$39.37
_______________

(1)	Excludes an aggregate of 418,377 rentable square feet of retail space in our Manhattan office properties. Includes the Empire State Building broadcasting licenses and observatory operations.

(2)	Presents a renewed and expansion lease as one lease signed.

(3)
Presents all tenant improvement and leasing commission costs as if they were incurred in the period in which the lease was signed, which may be different than the period in which they were actually paid.

(4)	Includes an aggregate of 418,377 rentable square feet of retail space in our Manhattan office properties. Excludes the Empire State Building broadcasting licenses and observatory operations.

	Year Ended December 31,
Total New Leases, Expansions, and Renewals	2013	2012	2011
Total Portfolio
Capital expenditures (1)	$80,285	$57,421	$34,993
_______________

(1)
Includes all capital expenditures, excluding tenant improvements and leasing commission costs, which are primarily attributable to the redevelopment and repositioning program conducted at our Manhattan office properties.

As of December 31, 2013, we expect to incur additional costs relating to obligations under signed new leases of approximately $48.3 million during the 12 months ending December 31, 2014. This consists of approximately $47.2 million for tenant improvements and other improvements related to new leases and approximately $1.1 million on leasing commissions expected to be incurred in the 12 months ending December 31, 2014. We intend to fund the tenant improvements and leasing commission costs through a combination of operating cash flow and borrowings under the secured revolving and term credit facility.
Capital expenditures are considered part of both our short-term and long-term liquidity requirements. We currently estimate that between $110.0 million and $150.0 million of capital is needed beyond 2013 to complete substantially the redevelopment program at our Manhattan office properties, which we expect to occur by the end of 2016 due to the size and scope of our remaining work and our desire to minimize tenant disruptions. However, these estimates are based on current budgets and are subject to change. We intend to fund the capital improvements to complete the redevelopment and repositioning program through a combination of operating cash flow and borrowings under the secured revolving and term credit facility.
Contractual Obligations
The following table summarizes the amounts due in connection with our contractual obligations described below for the years ended December 31, 2013 (assuming all debt obligations as of December 31, 2013 were outstanding as of January 1, 2013) through 2017 (amounts in thousands).

	Year Ended December 31
	2014	2015	2016	2017	2018	Thereafter	Total
Mortgages and other debt(1)
Interest expense	$52,063	$38,701	$32,878	$22,905	$4,927	$—	$151,474
Amortization	15,590	10,036	8,121	5,393	306	—	39,446
Principal repayment	193,360	88,445	91,572	380,761	403,441	—	1,157,579
Ground lease	108	108	108	108	108	2,655	3,195
Tenant improvement and leasing commission costs	48,337	—	—	—	—	—	48,337
Total	$309,458	$137,290	$132,679	$409,167	$408,782	$2,655	$1,400,031
_______________

(1)	Assumes no extension options are exercised.
Off-Balance Sheet Arrangements
As of December 31, 2013, we did not have any off-balance sheet arrangements.
Distribution Policy
In order for ESRT to qualify as a REIT, it must distribute to its stockholders, on an annual basis, at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains. In addition, it will be subject to U.S. federal income tax at regular corporate rates to the extent that it distributes less than 100% of its net taxable income (including net capital gains) and will be subject to a 4% nondeductible excise tax on the amount, if any, by which its distributions in any calendar year are less than a minimum amount specified under U.S. federal income tax laws. We intend to distribute our net income to our securityholders in a manner intended to allow ESRT to satisfy its REIT 90% distribution requirement and to allow ESRT to avoid U.S. federal income tax liability on its income and the 4% nondeductible excise tax.
Before we pay any distribution, we must first meet both our operating requirements and obligations to make payments of principal and interest, if any. However, under some circumstances, we may be required to use cash reserves, incur debt or liquidate assets at rates or times that we regard as unfavorable in order to allow ESRT to satisfy its REIT 90% distribution requirement and to avoid U.S. federal income tax and the 4% nondeductible excise tax in that year.
Cash Flows
Comparison of Year Ended December 31, 2013 to the Year Ended December 31, 2012
Net cash. Cash on hand was $60.7 million and $51.5 million, respectively, as of December 31, 2013 and 2012.
Operating activities. Net cash provided by (used in) operating activities decreased by $152.9 million to ($58.5 million) for the year ended December 31, 2013 compared to $94.4 million for the year ended December 31, 2012. This decrease is primarily due to the payment of acquisition costs of $138.1 million and a $23.0 million increase in tenant receivables, prepaid assets, and other assets, which primarily increased due to an expected refund on certain transfer taxes and due to increased prepaid real estate taxes at the Empire State Building and the other acquired non-controlled properties.
Investing activities. Net cash used in investing activities increased by $568.5 million to $676.8 million for the year ended December 31, 2013 compared to $108.3 million for the year ended December 31, 2012. The increase is due to the cash paid in the formation transactions to acquire the non-controlled properties.

Financing activities. Net cash provided by (used in) financing activities increased by $765.4 million to $744.5 million for the year ended December 31, 2013 compared to ($20.9 million) million for the year ended December 31, 2012. The increase is due to the net proceeds from ESRT's sale of Class A common stock of $992.9 million, offset by cash paid for equity interests in the formation transactions of $143.2 million and increased distributions of $92.2 million. The increased distributions are due to final distributions made to investors in our predecessor entities, including reimbursement of expenses incurred in connection with the formation transactions and the Offering.

Comparison of Year Ended December 31, 2012 to the Year Ended December 31, 2011
Net cash. Cash on hand was $51.5 million and $86.3 million, respectively, as of December 31, 2012 and 2011.
Operating activities. Net cash provided by operating activities increased by $46.7 million to $94.4 million for the year ended December 31, 2012 compared to $47.7 million for the year ended December 31, 2011. This increase resulted from changes in working capital accounts primarily relating to a decrease in net due from affiliated companies of $44.5 million which resulted in an increase in cash from operating activities in the year ended December 31, 2012 as compared with the year ended December 31, 2011.
Investing activities. Net cash used in investing activities increased by $47.8 million to $108.3 million for the year ended December 31, 2012 compared to $60.5 million for the year ended December 31, 2011. This increase resulted primarily from a $42.1 million increase in building improvements and tenant improvements costs, including $15.1 million attributable to investing activities of affiliates.
Financing activities. Net cash used in financing activities increased by $32.0 million to 20.9 million for the year ended December 31, 2012 compared to $11.1 million of net cash provided by financing activities for the year ended December 31, 2011. This increase primarily reflected a decrease in net proceeds and repayments of mortgage loans and unsecured notes of $13.7 million and a $16.2 million increase in distributions to investors.
Net Operating Income
Our financial reports include a discussion of property net operating income, or NOI. NOI is a non-GAAP financial measure of performance. NOI is used by investors and ESRT's management to evaluate and compare the performance of our properties and to determine trends in earnings and to compute the fair value of our properties as it is not affected by; (i) the cost of funds of the property owner, (i) the impact of depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets that are included in net income computed in accordance with GAAP, (iii) acquisition expenses and formation transaction expenses, or (iv) general and administrative expenses and other gains and losses that are specific to the property owner. The cost of funds is eliminated from net operating income because it is specific to the particular financing capabilities and constraints of the owner. The cost of funds is also eliminated because it is dependent on historical interest rates and other costs of capital as well as past decisions made by us regarding the appropriate mix of capital which may have changed or may change in the future. Depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets are eliminated because they may not accurately represent the actual change in value in our office or retail properties that result from use of the properties or changes in market conditions. While certain aspects of real property do decline in value over time in a manner that is reasonably captured by depreciation and amortization, the value of the properties as a whole have historically increased or decreased as a result of changes in overall economic conditions instead of from actual use of the property or the passage of time. Gains and losses from the sale of real property vary from property to property and are affected by market conditions at the time of sale which will usually change from period to period. These gains and losses can create distortions when comparing one period to another or when comparing our operating results to the operating results of other real estate companies that have not made similarly timed, purchases or sales. We believe that eliminating these costs from net income is useful because the resulting measure captures the actual revenue, generated and actual expenses incurred in operating our properties as well as trends in occupancy rates, rental rates and operating costs.

However, the usefulness of NOI is limited because it excludes general and administrative costs, interest expense, interest income and other expense, depreciation and amortization expense and gains or losses from the sale of properties, and other gains and losses as stipulated by GAAP, the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties, all of which are significant economic costs. NOI may fail to capture significant trends in these components of net income which further limits its usefulness.
NOI is a measure of the operating performance of our properties but does not measure our performance as a whole. NOI is therefore not a substitute for net income as computed in accordance with GAAP. This measure should be analyzed in conjunction with net income computed in accordance with GAAP and discussions elsewhere in this

Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding the components of net income that are eliminated in the calculation of NOI. Other companies may use different methods for calculating NOI or similarly entitled measures and, accordingly, our NOI may not-be comparable to similarly entitled measures reported by other companies that do not define the measure exactly as we do.

The following table presents a reconciliation of our company and predecessor net income, the most directly comparable GAAP measure, to NOI for the periods presented (amounts in thousands):

	Company	Predecessor
	Period from October 7, 2013 to December 31, 2013	Period from January 1, 2013 to October 6, 2013	For the Year Ended December 31,
			2012	2011
Net income (loss)	$193,431	(37,232)	$48,643	$57,397
Add:
Marketing, general and administrative expenses	15,254	23,600	20,963	15,688
Total depreciation and amortization(1)	27,375	44,792	49,642	42,741
Interest expense, net(2)	13,147	53,703	58,265	58,467
Construction expenses	5,468	19,821	19,592	46,230
Formation transaction expenses(3)	—	4,507	2,247	2,845
Settlement expense	—	55,000	—	—
Acquisition expenses	138,140	—	—	—
Less:
Construction revenue	(5,265)	(18,636)	(18,902)	(47,560)
Third-party management and other fees	(550)	(5,067)	(5,103)	(5,626)
Gain on consolidation of non-controlled entities	(322,563)	—	—	—
Net operating income	$64,437	$140,488	$175,347	$170,182

Other Net Operating Income Data
Straight line rental revenue	$8,932	$25,470	$2,568	$3,116
Net increase in rental revenue from the amortization of above and below-market lease assets and liabilities	$1,903	$—	$—	$—
Amortization of acquired below-market ground lease (4)	$398	$—	$—	$—
Ground rent earned from non-controlled entities	$—	$26,300	$39,415	$42,902
Management fees from non-controlled entities	$—	$1,688	$4,251	$4,026
_______________

(1)
Includes adjustment for proportionate share of depreciation and amortization expense relating to non-controlled entities of $5,829, $6,952, and $7,228 for the period January 1, 2013 to October 6, 2013 and the years ended December 31, 2012 and 2011, respectively.

(2)
Includes adjustment for proportionate share of interest expense, net related to non-controlled entities of $3,043, $3,871 and $3,721 for the period January 1, 2013 to October 6, 2013 and the years ended December 31, 2012 and 2011, respectively.

(3)	Includes external offering costs incurred that are not directly attributable to the consent solicitation of investors in the existing entities and this offering.

(4)
Upon completion of this offering and the formation transactions, we will incur amortization of the assumed below-market ground lease attributable to 1350 Broadway, in addition to the contractual ground rent payment of $108.

Funds from Operations ("FFO")
We present below a discussion of FFO. We compute FFO in accordance with the “White Paper” on FFO published by the National Association of Real Estate Investment Trusts, or NAREIT, which defines FFO as net income (loss) (determined in accordance with GAAP), excluding impairment writedowns of investments in depreciable real estate and investments in in-substance real estate investments, gains or losses from debt restructurings and sales of depreciable operating properties, plus real estate-related depreciation and amortization (excluding amortization of deferred financing costs), less distributions to non-controlling interests and gains/losses from discontinued operations and after adjustments for unconsolidated partnerships and joint ventures. FFO is a widely recognized non-GAAP financial measure for REITs that we believe, when considered with financial statements determined in accordance with GAAP, is useful to investors in understanding financial performance and providing a relevant basis for comparison among REITS. In addition, FFO is useful to investors as it captures features particular to real estate performance by recognizing that real estate has generally appreciated over time or maintains residual value to a much greater extent than do other depreciable assets. Investors should review FFO, along with

GAAP net income, when trying to understand an equity REIT’s operating performance. We present FFO because we consider it an important supplemental measure of our operating performance and believe that it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs. However, because FFO excludes depreciation and amortization and captures neither the changes in the value of our properties that result from use or market conditions nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effect and could materially impact our results of operations, the utility of FFO as a measure of its performance is limited. There can be no assurance that FFO presented by us is comparable to similarly titled measures of other REITs. FFO does not represent cash generated from operating activities and should not be considered as an alternative to net income (loss) determined in accordance with GAAP or to cash flow from operating activities determined in accordance with GAAP. FFO is not indicative of cash available to fund ongoing cash needs, including the ability to make cash distributions. Although FFO is a measure used for comparability in assessing the performance of REITs, as the NAREIT White Paper only provides guidelines for computing FFO, the computation of FFO may vary from one company to another.

Core Funds From Operations ("Core FFO")
Core FFO adds back to traditionally defined FFO the following items associated with the Offering and related formation transactions: gain on consolidation of non-controlled entities, acquisition expenses, severance expenses and retirement equity compensation expenses. We present Core FFO because we consider it an important supplemental measure of its operating performance in that it excludes items associated with the Offering and related formation transactions. There can be no assurance that Core FFO presented by us is comparable to similarly titled measures of other REITs. Core FFO does not represent cash generated from operating activities and should not be considered as an alternative to net income (loss) determined in accordance with GAAP or to cash flow from operating activities determined in accordance with GAAP. Core FFO is not indicative of cash available to fund ongoing cash needs, including the ability to make cash distributions.

The following table presents a reconciliation of our company and predecessor net income, the most directly comparable GAAP measure, to FFO and Core FFO for the periods presented (amounts in thousands, except per share amounts):

	The Company	The Predecessor
	Period from October 7, 2013 to December 31, 2013	Period from January 1, 2013 to October 6, 2013	For the Year Ended December 31,
			2012	2011
Net income (loss)	$193,431	$(37,232)	$48,643	$57,397
Real estate depreciation and amortization(1)	27,352	44,664	49,300	42,364
Funds from operations	220,783	7,432	97,943	99,761
Settlement expense	—	55,000	—	—
Gain on consolidation of non-controlled entities	(322,563)	—	—	—
Acquisition expenses	138,140	—	—	—
Severance expenses	2,738	—	—	—
Retirement equity compensation expenses	2,297	—	—	—
Core funds from operations	$41,395	$62,432	$97,943	$99,761

Weighted average units
Basic	245,445
Diluted	245,482

FFO per unit
Basic	$0.90
Diluted	$0.90

Core FFO per unit
Basic	$0.17
Diluted	$0.17

_______________

(1)
Includes adjustment for proportionate share of real estate depreciation and amortization expense relating to non-controlled entities of $5,701, $6,772 and $7,049 for the period January 1, 2013 to October 6, 2013 and the years ended December 31, 2012 and 2011, respectively.

Distribution to Equity Holders
Distributions and dividends have been made to equity holders in 2011, 2012 and 2013 as follows (amounts in thousands):

Year ended December 31, 2011	$46,691
Year ended December 31, 2012	62,903
Period from January 1, 2013 through October 6, 2013	155,112
Period from October 6, 2013 through December 31, 2013	19,516
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. One of the principal market risks facing us is interest rate risk on our floating rate indebtedness. As of December 31, 2013, our floating rate mortgage debt represented 7.5% of our total enterprise value. This floating rate debt included $325.0 million of borrowings under the secured revolving and term credit facility.
Subject to maintaining ESRT's qualification as a REIT for U.S. federal income tax purposes, we may mitigate the risk of interest rate volatility through the use of hedging instruments, such as interest rate swap agreements and interest rate cap agreements. Our primary objectives when undertaking hedging transactions and derivative positions will be to reduce our floating rate exposure and to fix a portion of the interest rate for anticipated financing and refinancing transactions. This in turn will reduce the risk that the variability of cash flows will impose on floating rate debt. However, we can provide no assurances that our efforts to manage interest rate volatility will successfully mitigate the risks of such volatility on our portfolio. We are not subject to foreign currency risk.
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
As of December 31, 2013, we had total outstanding floating rate mortgage debt obligations of $372.5 million. Based on our variable balances, interest expense would have increased by approximately $3.7 million for the year ended December 31, 2013, if short-term interest rates had been 1% higher. As of December 31, 2013, the weighted average interest rate on the $835.6 million of fixed-rate indebtedness outstanding was 5.78% per annum, each with maturities at various dates through April 5, 2018.
As of December 31, 2013, our outstanding debt was approximately $1.2 billion which was approximately $11.7 million more than the historical book value as of such date. Interest risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements beginning on Page F-1 of this Annual Report on Form 10-K are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and regulations and that such information is accumulated and communicated to management, including ESRT's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As of December 31, 2013, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of ESRT management, including ESRT's Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures at the end of the period covered by this Report. Based on the foregoing, ESRT's Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including ESRT's Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
Management's Report on Internal Control over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our company’s independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting
No changes to our internal control over financial reporting were identified in connection with the evaluation referenced above that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We are managed by Empire State Realty Trust, Inc. in its capacity as our sole general partner. The information required by Item 10 will be set forth in Empire State Realty Trust, Inc.'s Definitive Proxy Statement for its 2014 Annual Meeting of Stockholders (which is scheduled to be held on June 11, 2014), to be filed pursuant to Regulation 14A under the

Securities and Exchange Act of 1934, as amended, on or about April 28, 2014, or the ESRT Proxy Statement, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

We are managed by Empire State Realty Trust, Inc. in its capacity as our sole general partner. The information required by Item 11 will be set forth in the ESRT Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 will be set forth in the ESRT Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be set forth in the ESRT Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information regarding principal accounting fees and services and the audit committee's pre-approval policies and procedures required by this Item 14 will be set forth in the ESRT Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

1.	Financial Statements: See "Index to Financial Statements" at Page F-1 below.

2.	Financial Statement Schedule: See "Schedule III-Real Estate and Accumulated Depreciation" and Page F-46 below.

3.	Exhibits: The index of exhibits below are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMPIRE STATE REALTY OP, L.P.
By: Empire State Realty Trust, Inc., its general partner

Date: March 24, 2014                             By:/s/ Anthony E. Malkin
Chief Executive Officer and President

Date: March 24, 2014                             By:/s/ David A. Karp
Executive Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Empire State Realty Trust, Inc., as general partner of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anthony E. Malkin	Chairman of the Board of Directors, Chief Executive Officer and President	March , 2014
Anthony E. Malkin
(Principal Executive Officer)

/s/ David A. Karp	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 24, 2014
David A. Karp

/s/ William H. Berkman	Director	March 24, 2014
William H. Berkman

/s/ Alice M. Connell	Director	March 24, 2014
Alice M. Connell

/s/ Thomas J. DeRosa	Director	March 24, 2014
Thomas J. DeRosa

/s/ Steven J. Gilbert	Director	March 24, 2014
Steven J. Gilbert

/s/ S. Michael Giliberto	Director	March 24, 2014
S. Michael Giliberto

/s/ Lawrence E. Golub	Director	March 24, 2014
Lawrence E. Golub

Exhibit Index

Exhibit No.	Description
3.1
Articles of Amendment and Restatement of Empire State Realty Trust, Inc., incorporated by reference to Exhibit 3.1 to Amendment No. 8 to Empire State Realty Trust, Inc.'s Form S-11 (Registration No. 333-179485), filed with the SEC on September 27, 2013.

3.2
Bylaws of Empire State Realty Trust, Inc., incorporated by reference to Exhibit 3.2 to Empire State Realty Trust, Inc.'s Form S-11 (Registration No. 333-179485), filed with the SEC on February 13, 2012.

4.1
Specimen Class A Common Stock Certificate of Empire State Realty Trust, Inc., incorporated by reference to Exhibit 4.1 to Amendment No. 3 to Empire State Realty Trust, Inc.'s Form S-11 (Registration No. 333-179485), filed with the SEC on November 2, 2012.

4.2
Specimen Class B Common Stock Certificate of Empire State Realty Trust, Inc., incorporated by reference to Exhibit 4.2 to Amendment No. 3 to Empire State Realty Trust, Inc.'s Form S-11 (Registration No. 333-179485), filed with the SEC on November 2, 2012.

10.1
Contribution Agreement among Empire Realty Trust, Inc., Empire Realty Trust, L.P. and certain members of the Malkin Group listed on the signature pages thereto, dated November 28, 2011, incorporated by reference to Exhibit 10.8 to Empire State Realty Trust, Inc.'s Form S-11 (Registration No. 333-179485), filed with the SEC on February 13, 2012.

10.2
Amended and Restated Contribution Agreement among Empire Realty Trust, Inc., Empire Realty Trust, L.P. and certain entities affiliated with the Helmsley estate listed on the signature pages thereto, dated July 2, 2012, incorporated by reference to Exhibit 10.11 to Amendment No. 7 to Empire State Realty Trust, Inc.'s Form S-11 (Registration No. 333-179485), filed with the SEC on September 19, 2013.

10.3
Form of Contribution Agreement among Empire Realty Trust, Inc., Empire Realty Trust, L.P. and each of the private existing entities that contributed properties in the consolidation, incorporated by reference to Exhibit 10.10 to Empire State Realty Trust, Inc.'s Form S-11 (Registration No. 333-179485), filed with the SEC on February 13, 2012.

10.4
Form of Contribution Agreement among Empire State Realty Trust, Inc., Empire Realty OP, L.P. and each of the public existing entities that contributed properties in the consolidation, incorporated by reference to Exhibit 10.11 to Empire State Realty Trust, Inc.'s Form S-11 (Registration No. 333-179485), filed with the SEC on February 13, 2012.

10.5
Representation, Warranty and Indemnity Agreement among Empire Realty Trust, Inc., Empire Realty Trust, L.P., Anthony E. Malkin, Cynthia M. Blumenthal and Scott D. Malkin, dated November 28, 2011, incorporated by reference to Exhibit 10.13 to Empire State Realty Trust, Inc.'s Form S-11 (Registration No. 333-179485), filed with the SEC on February 13, 2012.

10.6
Form of Merger Agreement among Empire Realty Trust, Inc., Empire Realty Trust, L.P. and each of the predecessor management companies, incorporated by reference to Exhibit 10.12 to Empire State Realty Trust, Inc.'s Form S-11 (Registration No. 333-179485), filed with the SEC on February 13, 2012.

10.7
Amended and Restated Option Agreement among, inter alios, Empire State Realty OP, L.P., Empire State Realty Trust, Inc. and 112 West 34th Street Associates L.L.C., dated September 16, 2013, incorporated by reference to Exhibit 10.17 to Amendment No. 8 to Empire State Realty Trust, Inc.'s Form S-11 (Registration No. 333-179485), filed with the SEC on September 27, 2013.

10.8
Amended and Restated Option Agreement among, inter alios, Empire State Realty OP, L.P., Empire State Realty Trust, Inc. and 112 West 34th Street Company L.L.C., dated September 16, 2013, incorporated by reference to Exhibit 10.18 to Amendment No. 8 to Empire State Realty Trust, Inc.'s Form S-11 (Registration No. 333-179485), filed with the SEC on September 27, 2013.

10.9
Amended and Restated Option Agreement among, inter alios, Empire State Realty OP, L.P., Empire State Realty Trust, Inc. and 1400 Broadway Associates L.L.C. dated September 16, 2013, incorporated by reference to Exhibit 10.19 to Amendment No. 8 to Empire State Realty Trust, Inc.'s Form S-11 (Registration No. 333-179485), filed with the SEC on September 27, 2013.

10.10
Empire State Realty Trust, Inc. Empire State Realty OP, L.P. 2013 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to Empire State Realty Trust, Inc.'s Form S-8, filed with the SEC on October 7, 2013.

10.11*	Form of Restricted Stock Agreement (Performance-Based)
10.12*	Form of Restricted Stock Agreement (Time-Based)
10.13*	Form of LTIP Agreement (Performance-Based)
10.14*	Form of LTIP Agreement (Time-Based)
10.15
Amended and Restated Agreement of Limited Partnership of Empire State Realty OP, L.P., dated October 1, 2013, incorporated by reference to Exhibit 10.1 to Empire State Realty Trust, Inc.'s Form 10-Q filed with the SEC on November 12, 2013.

10.16
Registration Rights Agreement among Empire State Realty Trust, Inc. and the persons named therein, dated October 7, 2013, incorporated by reference to Exhibit 10.2 to Empire State Realty Trust, Inc.'s Form 10-Q filed with the SEC on November 12, 2013.

10.17
Tax Protection Agreement among Empire State Realty Trust, Inc., Empire State Realty OP, L.P., and the parties named therein, dated October 7, 2013, incorporated by reference to Exhibit 10.3 to Empire State Realty Trust, Inc.'s Form 10-Q filed with the SEC on November 12, 2013.

10.18
Indemnification Agreement among Empire State Realty Trust, Inc. and Peter L. Malkin, dated October 7, 2013, incorporated by reference to Exhibit 10.4 to Empire State Realty Trust, Inc.'s Form 10-Q filed with the SEC on November 12, 2013.

10.19
Indemnification Agreement among Empire State Realty Trust, Inc. and Anthony E. Malkin, dated October 7, 2013, incorporated by reference to Exhibit 10.5 to Empire State Realty Trust, Inc.'s Form 10-Q filed with the SEC on November 12, 2013.

10.20
Indemnification Agreement among Empire State Realty Trust, Inc. and David A. Karp, dated October 7, 2013, incorporated by reference to Exhibit 10.6 to Empire State Realty Trust, Inc.'s Form 10-Q filed with the SEC on November 12, 2013.

10.21
Indemnification Agreement among Empire State Realty Trust, Inc. and Thomas P. Durels, dated October 7, 2013, incorporated by reference to Exhibit 10.7 to Empire State Realty Trust, Inc.'s Form 10-Q filed with the SEC on November 12, 2013.

10.22
Indemnification Agreement among Empire State Realty Trust, Inc. and Thomas N. Keltner, Jr., dated October 7, 2013, incorporated by reference to Exhibit 10.8 to Empire State Realty Trust, Inc.'s Form 10-Q filed with the SEC on November 12, 2013.

10.23
Indemnification Agreement among Empire State Realty Trust, Inc. and William H. Berkman, dated October 7, 2013, incorporated by reference to Exhibit 10.9 to Empire State Realty Trust, Inc.'s Form 10-Q filed with the SEC on November 12, 2013.

10.24
Indemnification Agreement among Empire State Realty Trust, Inc. and Alice M. Connell, dated October 7, 2013, incorporated by reference to Exhibit 10.10 to Empire State Realty Trust, Inc.'s Form 10-Q filed with the SEC on November 12, 2013.

10.25
Indemnification Agreement among Empire State Realty Trust, Inc. and Thomas J. DeRosa, dated October 7, 2013, incorporated by reference to Exhibit 10.11 to Empire State Realty Trust, Inc.'s Form 10-Q filed with the SEC on November 12, 2013.

10.26
Indemnification Agreement among Empire State Realty Trust, Inc. and Steven J. Gilbert, dated October 7, 2013, incorporated by reference to Exhibit 10.12 to Empire State Realty Trust, Inc.'s Form 10-Q filed with the SEC on November 12, 2013.

10.27
Indemnification Agreement among Empire State Realty Trust, Inc. and S. Michael Giliberto, dated October 7, 2013, incorporated by reference to Exhibit 10.13 to Empire State Realty Trust, Inc.'s Form 10-Q filed with the SEC on November 12, 2013.

10.28
Indemnification Agreement among Empire State Realty Trust, Inc. and Lawrence E. Golub, dated October 7, 2013, incorporated by reference to Exhibit 10.14 to Empire State Realty Trust, Inc.'s Form 10-Q filed with the SEC on November 12, 2013.

10.29
Employment Agreement between Empire State Realty Trust, Inc. and Anthony E. Malkin, dated October 7, 2013, incorporated by reference to Exhibit 10.15 to Empire State Realty Trust, Inc.'s Form 10-Q filed with the SEC on November 12, 2013.

10.30
Change in Control Severance Agreement between Empire State Realty Trust, Inc. and David A. Karp, dated October 7, 2013, incorporated by reference to Exhibit 10.16 to Empire State Realty Trust, Inc.'s Form 10-Q filed with the SEC on November 12, 2013.

10.31
Change in Control Severance Agreement between Empire State Realty Trust, Inc. and Thomas N. Keltner, Jr., dated October 7, 2013, incorporated by reference to Exhibit 10.17 to Empire State Realty Trust, Inc.'s Form 10-Q filed with the SEC on November 12, 2013.

10.32
Change in Control Severance Agreement between Empire State Realty Trust, Inc. and Thomas P. Durels, dated October 7, 2013, incorporated by reference to Exhibit 10.18 to Empire State Realty Trust, Inc.'s Form 10-Q filed with the SEC on November 12, 2013.

10.33
Secured Revolving and Term Credit Facility dated October 7, 2013 among Empire State Realty OP, L.P., ESRT Empire State Building, L.L.C., Empire State Realty Trust, Inc., the subsidiaries of Empire State Realty OP, L.P. from time to time party thereto, Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman Sachs Bank USA and the other lenders party thereto, incorporated by reference to Exhibit 10.19 to Empire State Realty Trust, Inc.'s Form 10-Q filed with the SEC on November 12, 2013.

10.34
Form of Asset and Property Management Agreement, incorporated by reference to Exhibit 10.18 to Amendment No. 6 to Empire State Realty Trust, Inc.'s Form S-11 (Registration No. 333-179485), filed with the SEC on September 6, 2013.

10.35
Form of Services Agreement, incorporated by reference to Exhibit 10.19 to Amendment No. 6 to Empire State Realty Trust, Inc.'s Form S-11 (Registration No. 333-179485), filed with the SEC on September 6, 2013.

21.1*	Subsidiaries of Registrant
24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)
23.1*	Consent of Ernst & Young LLP
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Financial statements of Empire State Building Company L.L.C. and Affiliates for the year ended December 31, 2012.
99.2*	Financial statements of Empire State Building Company L.L.C. and Affiliates as of October 6, 2013 and for the period January 1, 2013 through October 6, 2013.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Document
101.DEF*	XBRL Taxonomy Extension Definitions Document
101.LAB*	XBRL Taxonomy Extension Labels Document
101.PRE*	XBRL Taxonomy Extension Presentation Document
Notes:
* Filed herewith.

EMPIRE STATE REALTY OP, L.P.

INDEX TO FINANCIAL STATEMENTS

PAGE
Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets of the Company and Empire State Realty OP, L.P. Predecessor as of December 31, 2013 and 2012, respectively	F-2

Consolidated Statements of Operations of the Company for the period October 7, 2013 to December 31, 2013 and Empire State Realty OP, L.P. Predecessor for the period from January 1, 2013 to October 6, 2013 and the years ended December 31, 2012 and 2011
F-3

Consolidated Statements of Capital/Deficit of the Company for the period October 7, 2013 to December 31, 2013 and Empire State Realty OP, L.P. Predecessor for the period from January 1, 2013 to October 6, 2013 and the years ended December 31, 2012 and 2011
F-4

Consolidated Statements of Cash Flows of the Company for the period October 7, 2013 to December 31, 2013 and Empire State Realty OP, L.P. Predecessor for the period from January 1, 2013 to October 6, 2013 and the years ended December 31, 2012 and 2011
F-5

Notes to Consolidated Financial Statements of the Company and Empire State Realty OP, L.P. Predecessor	F-7

Financial Statements Schedules -
Schedule II - Valuation and Qualifying Accounts	F-44
Schedule III - Real Estate and Accumulated Depreciation	F-45

Report of Independent Registered Public Accounting Firm
The Partners of Empire State Realty OP, L.P.
We have audited the accompanying consolidated balance sheets of Empire State Realty OP, L.P. (the Operating Partnership or Successor) as of December 31, 2013 and 2012 (Predecessor), and the related consolidated statements of operations, capital, and cash flows for the period from October 7, 2013 through December 31, 2013 (Successor), for the period from January 1, 2013 to October 6, 2013 (Predecessor) and for the years ended December 31, 2012 and 2011 (Predecessor). Our audits also included the financial statement schedules listed in the Index at Item 15 (a)(2). These financial statements and schedules are the responsibility of the Operating Partnership's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Operating Partnership’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Operating Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Empire State Realty OP, L.P. at December 31, 2013 (Successor) and 2012 (Predecessor) and the consolidated result of its operations and its cash flows for the period from October 7, 2013 through December 31, 2013 (Successor), for the period from January 1, 2013 to October 6, 2013 (Predecessor) and for the years ended December 31, 2012 and 2011 (Predecessor), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
/s/ Ernst & Young LLP
New York, New York
March 24, 2014

Empire State Realty OP, L.P. and Empire State Realty OP, L.P. Predecessor
Consolidated Balance Sheets
(amounts in thousands)

	The Company	The Predecessor
	December 31, 2013	December 31, 2012
ASSETS
Commercial real estate properties, at cost:
Land	$187,566	$102,475
Development costs	6,459	16,039
Building and improvements	1,455,398	820,816
	1,649,423	939,330
Less: accumulated depreciation	(295,351)	(257,091)
Commercial real estate properties, net	1,354,072	682,239
Cash and cash equivalents	60,743	51,499
Restricted cash	55,621	32,268
Tenant and other receivables, net of allowance of $499 and $188 in 2013 and 2012, respectively	24,817	8,701
Deferred rent receivables, net of allowance of $216 and $735 in 2013 and 2012, respectively	62,689	49,827
Investment in non-controlled entities	—	76,879
Prepaid expenses and other assets	35,407	12,501
Due from affiliated companies	—	46,413
Deferred costs, net	78,938	92,226
Acquired below market ground lease, net	62,312	—
Acquired lease intangibles, net	249,983	—
Goodwill	491,479	—
Total assets	$2,476,061	$1,052,553
LIABILITIES AND CAPITAL/DEFICIT
Liabilities:
Mortgage notes payable	$883,112	$978,150
Term loan and credit facility	325,000	—
Unsecured loan and notes payable—related parties	—	18,339
Accounts payable and accrued expenses	81,908	42,674
Acquired below market leases, net	129,882	—
Deferred revenue and other liabilities	21,568	7,390
Tenants’ security deposits	31,406	16,859
Total liabilities	1,472,876	1,063,412
Capital/Deficit:
Series PR operating partnership units:
ESRT partners' capital (2,455 and 0 general partner operating partnership units and 93,151 and 0 limited partner operating partnership units outstanding at December 31, 2013 and 2012, respectively)	385,158	—
Limited partners' interests (84,589 and 0 limited partner operating partnership units outstanding at December 31, 2013 and 2012, respectively)	571,763	—
Series ES operating partnership units (46,134 and 0 limited partner operating partnership units outstanding at December 31, 2013 and 2012, respectively)	32,698	—
Series 60 operating partnership units (12,570 and 0 limited partner operating partnership units outstanding at December 31, 2013 and 2012, respectively)	8,866	—
Series 250 operating partnership units (6,578 and 0 limited partner operating partnership units outstanding at December 31, 2013 and 2012, respectively)	4,700	—
Owners' deficit	—	(10,859)
Total capital/deficit	1,003,185	(10,859)
Total liabilities and capital/deficit	$2,476,061	$1,052,553
The accompanying notes are an integral part of these financial statements

Empire State Realty OP, L.P. and Empire State Realty OP, L.P. Predecessor
Consolidated Statements of Operations
(amounts in thousands, except per unit amounts)

	The Company	The Predecessor
	Period from October 7, 2013 through December 31, 2013	Period from January 1, 2013 through October 6, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011

Revenues:
Rental revenue	$79,987	$148,690	$196,187	$198,494
Tenant expense reimbursement	15,836	21,272	29,483	31,063
Observatory revenue	23,735	—	—	—
Construction revenue	5,265	18,636	18,902	47,560
Third-party management and other fees	550	5,067	5,103	5,626
Other revenue and fees	2,210	12,407	10,619	12,045
Total revenues	127,583	206,072	260,294	294,788
Operating expenses:
Property operating expenses	34,453	41,297	55,707	57,102
Marketing, general, and administrative expenses	15,254	23,600	20,963	15,688
Observatory expenses	5,687	—	—	—
Construction expenses	5,468	19,821	19,592	46,230
Real estate taxes	17,191	24,331	30,406	29,160
Formation transaction expenses	—	4,507	2,247	2,845
Depreciation and amortization	27,375	38,963	42,690	35,513
Total operating expenses	105,428	152,519	171,605	186,538
Operating income	22,155	53,553	88,689	108,250
Other income (expense):
Equity in net income of non-controlled entities	—	14,875	14,348	3,893
Interest expense	(13,147)	(50,660)	(54,394)	(54,746)
Settlement expense	—	(55,000)	—	—
Acquisition expenses	(138,140)	—	—	—
Gain on consolidation of non-controlled entities	322,563	—	—	—
Net income (loss)	$193,431	$(37,232)	$48,643	$57,397

Total weighted average units:
Basic	245,445
Diluted	245,482

Net income per unit:
Basic earnings per unit	$0.79
Diluted earnings per unit	$0.79

The accompanying notes are an integral part of these financial statements

Empire State Realty OP, L.P. and Empire State Realty OP, L.P. Predecessor
Consolidated Statements of Capital/Deficit
(amounts in thousands)

	Series PR Operating Partnership Units				Series ES Operating Partnership Units Limited Partners		Series 60 Operating Partnership Units Limited Partners		Series 250 Operating Partnership Units Limited Partners
	General Partner		Limited Partners
	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Predecessor's Owners' Deficit	Total Capital/Deficit

Balance at December 31, 2010	—	$—	—	$—	—	$—	—	$—	—	$—	$(11,565)	$(11,565)
Net income	—	—	—	—	—	—	—	—	—	—	57,397	57,397
Contributions	—	—	—	—	—	—	—	—	—	—	2,153	2,153
Distributions	—	—	—	—	—	—	—	—	—	—	(46,691)	(46,691)
Balance at December 31, 2011	—	—	—	—	—	—	—	—	—	—	1,294	1,294
Net income	—	—	—	—	—	—	—	—	—	—	48,643	48,643
Contributions	—	—	—	—	—	—	—	—	—	—	2,107	2,107
Distributions	—	—	—	—	—	—	—	—	—	—	(62,903)	(62,903)
Balance at December 31, 2012	—	—	—	—	—	—	—	—	—	—	(10,859)	(10,859)
Net income (loss)	—	—		—	—	—	—	—	—	—	(37,232)	(37,232)
Contributions	—	—	—	—	—	—	—	—	—	—	8,223	8,223
Deemed contribution	—	—	—	—	—	—	—	—	—	—	55,000	55,000
Distributions	—	—	—	—	—	—	—	—	—	—	(155,112)	(155,112)
Balance at October 6, 2013	—	—	—	—	—	—	—	—	—	—	(139,980)	(139,980)
The Company
Issuance of operating partnership units, net of costs	82,225	960,568	—	—	—	—	—	—	—	—	—	960,568
Issuance of operating partnership units related to the formation transactions	13,228	132	83,675	738,818	46,134	—	12,570	—	6,578	—	—	738,950
Payments in cash to certain holders that are non-accredited investors or who elected to receive cash for their equity interests in the formation transactions	—	—	—	(733,262)	—	—	—	—	—	—	—	(733,262)
Equity allocation for the equity consideration paid to continuing investors in the formation transactions	—	(643,559)	—	503,579	—	—	—	—	—	—	139,980	—
Net income	—	75,245	—	66,733	—	36,365	—	9,865	—	5,223	—	193,431
Equity compensation	153	373	914	2,621	—	—	—	—	—	—	—	2,994
Distributions	—	(7,601)	—	(6,726)	—	(3,667)	—	(999)	—	(523)	—	(19,516)
Balance at December 31, 2013	95,606	$385,158	84,589	$571,763	46,134	$32,698	12,570	$8,866	6,578	$4,700	$—	$1,003,185

The accompanying notes are an integral part of these financial statements

Empire State Realty OP, L.P. and Empire State Realty OP, L.P. Predecessor
Consolidated Statements of Cash Flows
(amounts in thousands)

	The Company	The Predecessor
	Period from October 7, 2013 through December 31, 2013	Period from January 1, 2013 through October 6, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011

Cash Flows From Operating Activities
Net income (loss)	$193,431	$(37,232)	$48,643	$57,397
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	27,375	38,963	42,690	35,513
Amortization of deferred finance costs and debt premiums	152	11,512	4,881	3,247
Amortization of acquired above and below-market leases, net	(1,911)	—	—	—
Amortization of acquired below-market ground lease	426	—	—	—
Straight-lining of rental revenue	(8,932)	(3,383)	(2,568)	(3,116)
Bad debts (recoveries)	149	(597)	498	1,226
Equity based compensation	2,994	—	—	—
Gain on consolidation of non-controlled entities	(322,563)	—	—	—
Equity in net income of non-controlled entities	—	(14,875)	(14,348)	(3,893)
Distributions of cumulative earnings of non-controlled entities	—	3,391	10,095	13,011
Deemed contribution for settlement expense	—	55,000	—	—
Increase (decrease) in cash flows due to changes in operating assets and liabilities (excluding the effect of acquisitions):
Restricted cash	7,196	(633)	4,392	4,202
Tenant and other receivables	(7,590)	(80)	4,484	(6,057)
Deferred leasing costs	(8,916)	(9,771)	(14,654)	(15,026)
Due to/from affiliated companies, net	2,368	26,901	7,472	(37,074)
Prepaid expenses and other assets	(15,120)	3,084	(1,154)	485
Accounts payable and accrued expenses	9,140	326	1,893	(265)
Accrued interest payable	260	(149)	520	(305)
Deferred revenue and other liabilities	(10,386)	924	1,509	(1,663)
Net cash provided by (used in) operating activities	(131,927)	73,381	94,353	47,682
Cash Flows From Investing Activities
Cash paid in the formation transactions to acquire the non-controlled properties, net of cash received	(563,529)	—	—	—
Decrease (increase) in restricted cash for investing activities	(344)	(500)	(5,561)	55
Development costs	—	179	(189)	(49)
Increase in due from affiliates for advances for leasehold interests and improvements	—	—	(15,061)	—
Additions to building and improvements and building leasehold interests	(56,434)	(56,129)	(87,470)	(60,533)
Net cash used in investing activities	(620,307)	(56,450)	(108,281)	(60,527)

The accompanying notes are an integral part of these financial statements

Empire State Realty OP, L.P. and Empire State Realty OP, L.P. Predecessor
Consolidated Statements of Cash Flows (continued)
(amounts in thousands)

	The Company	The Predecessor
	Period from October 7, 2013 through December 31, 2013	Period from January 1, 2013 through October 6, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011

Cash Flows From Financing Activities
Proceeds from mortgage notes payable	—	102,947	69,000	170,540
Repayment of mortgage notes payable	(313,240)	(20,049)	(12,212)	(102,354)
Proceeds from unsecured loan payable	—	3,750	51	5,600
Repayment of unsecured notes payable	(7,350)	—	—	(3,200)
Proceeds from term loan and credit facility	335,000	—	—	—
Repayments of term loan and credit facility	(10,000)	—	—	—
Deferred financing costs	(15,381)	(3,482)	(4,339)	(7,438)
Net proceeds from the issuance of operating partnership units	992,887	—	—	—
Deferred offering costs	—	(6,595)	(12,593)	(7,480)
Contributions from owners	—	3,924	2,107	2,153
Cash paid for equity interests in the formation transactions	(143,236)	—	—	—
Distributions to Predecessor owners	(123,147)	(31,965)	(62,903)	(46,691)
Distributions	(19,516)	—	—	—
Net cash provided by (used in) financing activities	696,017	48,530	(20,889)	11,130
Net increase (decrease) in cash and cash equivalents	(56,217)	65,461	(34,817)	(1,715)
Cash and cash equivalents—beginning of period	116,960	51,499	86,316	88,031
Cash and cash equivalents—end of period	$60,743	$116,960	$51,499	$86,316

Supplemental disclosures of cash flow information:
Cash paid for interest	$12,648	$38,380	$48,993	$51,776
Cash paid for income taxes	$329	$—	$—	$—

Non-cash investing and financing activities:
Commercial real estate properties included in accounts payable and accrued expenses	$15,584	$1,812	$1,926	$518
Issuance of operating partnership units in connection with the acquisition of real estate properties	457,493	—	—	—
Debt assumed with the acquisition of real estate properties	136,226	—	—	—
Reduction of equity for deferred offering costs	32,319	—	—	—
Acquisition of working capital, net of cash	6,061	—	—	—
Due to affiliates settled in operating partnership units	4,299	—	—	—
Accrued distributions to Predecessor owners	—	123,147	—	—
Distribution of real property to owners prior to the formation transactions	—	16,345	—	—
Distribution of unsecured loan and note payable - related party to owners prior to the formation transactions	—	14,739	—	—

The accompanying notes are an integral part of these financial statements

Empire State Realty OP, L.P. and Empire State Realty OP, L.P. Predecessor
Notes to Consolidated Financial Statements

1. Description of Business and Organization
As used in these consolidated and combined financial statements, unless the context otherwise requires, “we,” “us,” "our," and the "company,” mean the predecessor (as defined below) for the periods presented and Empire State Realty OP, L.P. and its consolidated subsidiaries upon the consummation of Empire State Realty Trust Inc.'s initial public offering of Class A common stock and the formation transactions defined below.
Empire State Realty OP, L.P. is the entity through which Empire State Realty Trust, Inc. ("ESRT"), a self-administered and self-managed real estate investment trust, or REIT, conducts all of its business and owns (either directly or through subsidiaries) substantially all of its assets. We own, manage, operate, acquire and reposition office and retail properties in Manhattan and the greater New York metropolitan area. Empire State Realty Trust, Inc.'s Class A common stock, par value $0.01 per share, is listed on the New York Stock Exchange under the symbol "ESRT."
We were organized as a Delaware limited partnership on November 28, 2011. We did not have any assets other than cash and did not have any meaningful operating activity until the consummation of the Offering and the related acquisition of our predecessor and certain non-controlled entities controlled by our predecessor on October 7, 2013 as part of the formation transactions. Our operations commenced upon completion of the Offering and related formation transactions on October 7, 2013. ESRT as the sole general partner in our company, has responsibility and discretion in the management and control in our company, and our limited partners, in such capacity, have no authority to transact business for, or participate in the management activities of our company. As of December 31, 2013, ESRT owned approximately 38.9% of our operating partnership units.
As of December 31, 2013, our total portfolio contained 8.4 million rentable square feet of office and retail space. We owned 12 office properties (including one long-term ground leasehold interest) encompassing approximately 7.7 million rentable square feet of office space. Seven of these properties are located in the midtown Manhattan market and encompass in the aggregate approximately 5.9 million rentable square feet of office space, including the Empire State Building. Our Manhattan office properties also contain an aggregate of 418,377 rentable square feet of premier retail space on their ground floor and/or lower levels. Our remaining five office properties are located in Fairfield County, Connecticut and Westchester County, New York, encompassing in the aggregate approximately 1.8 million rentable square feet. The majority of square footage for these five properties is located in densely populated metropolitan communities with immediate access to mass transportation. Additionally, we have entitled land at the Stamford Transportation Center in Stamford, Connecticut, adjacent to one of our office properties, that will support the development of an approximately 380,000 rentable square foot office building and garage, which we refer to herein as Metro Tower. As of December 31, 2013, our portfolio also included four standalone retail properties located in Manhattan and two standalone retail properties located in the city center of Westport, Connecticut, encompassing 204,175 rentable square feet in the aggregate.
In connection with the Offering, on October 7, 2013, the following transactions were completed:

•
ESRT issued a total of approximately 82.2 million shares of its Class A common stock at $13.00 per share. ESRT contributed the net proceeds of the Offering to us for approximately 82.2 million Series PR operating partnership units.

•
We acquired, through a series of formation transactions (as more fully described below), certain assets of our predecessor and certain other entities. In exchange for such assets, the prior investors in such assets that were accredited investors were issued a total of approximately 149.0 million operating partnership units. We issued approximately 13.2 million Series PR operating partnership units to ESRT, which issued approximately 12.1 million shares of Class A common stock and approximately 1.1 million shares of Class B common stock. The aggregate value of all issuances was approximately $2.1 billion, and non-accredited prior investors and prior investors who elected to receive cash for their equity interests were paid a total of approximately $733.3 million in cash from the net proceeds of the Offering for an aggregate consideration of approximately $2.8 billion.

•	We and ESRT entered into a $800.0 million secured revolving and term credit facility with an accordion feature to increase the availability to $1.25 billion under certain circumstances.

We formed and acquired two entities that have elected, together with ESRT, to be treated as taxable REIT subsidiaries, or TRSs, of ESRT. The TRSs, through several wholly-owned limited liability companies, conduct third-party services businesses, which include the Empire State Building Observatory, cleaning services, cafeteria, restaurant and fitness center, property management and leasing, construction, and property maintenance.
    We entered into a series of formation transactions (the “formation transactions”), pursuant to which we acquired, substantially currently with the completion of the Offering through a series of contributions and merger transactions, our portfolio of real estate assets that comprise our portfolio, the ownership interests in the certain management entities of our predecessor and one development parcel. We used the net proceeds of the Offering to pay cash to certain holders of interests in the existing entities (as defined herein) that were non-accredited investors or who elected to receive cash for their equity interests in certain of such entities; pay fees associated with our secured revolving and term credit facility; pay fees in connection with the assumption of indebtedness; pay expenses incurred in connection with the Offering and the formation transactions; repay a loan that was made to one of the existing entities by certain investors in such entity; and for general working capital purposes and to fund potential future acquisitions. On September 28, 2012, a Stipulation of Settlement resolving the original class actions was entered into. The terms of the settlement include, amongst other things, a payment of $55.0 million, with a minimum of 80% in cash and a maximum of 20% in freely-tradable shares of ESRT common stock and/or operating partnership units. As the payment is to be fully made by the principal owners of certain predecessor entities, $55.0 million was recorded as settlement expense in our predecessor's statement of operations, with a corresponding $55.0 million capital contribution to our predecessor at that time.
For all periods prior to the completion of the Offering and formation transactions, our predecessor results of operations contain unconsolidated results for certain non-controlled entities (as defined below) that owned interests in the Empire State Building, 1350 Broadway, 1333 Broadway, and 501 Seventh Avenue, which were accounted for by our predecessor under the equity method of accounting and make up a significant portion of our company subsequent to the completion of the Offering and formation transactions. Our financial condition as of December 31, 2012 and results of operations for the years ended December 31, 2011 and 2012 and for the period January 1, 2013 to October 6, 2013 reflect the financial condition and results of operations of our predecessor. Our financial condition as of December 31, 2013 and results of operations for the period October 7, 2013 to December 31, 2013 reflect the financial condition and results of operations of our predecessor consolidated with the non-controlling interests in those four properties we acquired at the time of the Offering and formation transactions.
The Predecessor
Our predecessor is not a legal entity but rather a combination of (i) controlling interests in (a) 16 office and retail properties, (b) one development parcel, and (c) certain management companies, which were owned by certain entities that Anthony E. Malkin and Peter L. Malkin, as sponsors, owned interests in and controlled, which we collectively refer to as the controlled entities, and (ii) non-controlling interests in four office properties (which include two of the 16 properties set forth in (i) above), held through entities which we collectively refer to as the non-controlled entities, and are presented as uncombined entities in our combined financial statements. Specifically, the term “our predecessor” means (i) Malkin Holdings LLC, a New York limited liability company that acted as the supervisor of, and performed various asset management services and routine administration with respect to, certain of the existing entities, which we refer to as “the supervisor;” (ii) the limited liability companies or limited partnerships that previously (a) owned, directly or indirectly and either through a fee interest or a long-term leasehold in the underlying land, and/or (b) operated, directly or indirectly and through a fee interest, an operating lease, an operating sublease or an operating sub-sublease, the 18 office and retail properties (which include non-controlling interests in four office properties for which Malkin Holdings LLC acted as the supervisor but that are not consolidated into our predecessor for accounting purposes) and entitled land that will support the development of an approximately 380,000 rentable square foot office building and garage that we own after the formation transactions, which we refer to as the “existing entities;” (iii) Malkin Properties, L.L.C., a New York limited liability company that served as the manager and leasing agent for certain of the existing entities in Manhattan, which we refer to as “Malkin Properties;” (iv) Malkin Properties of New York, L.L.C., a New York limited liability company that served as the manager and leasing agent for certain of the existing entities in Westchester County, New York, which we refer to as “Malkin Properties NY;” (v) Malkin Properties of Connecticut, Inc., a Connecticut corporation that served as the manager and leasing agent for certain of the existing entities in the State of Connecticut, which we refer to as “Malkin Properties CT;” and (vi) Malkin Construction Corp., a Connecticut corporation that is a general contractor and provided services to certain of the existing entities and third parties (including certain tenants at the properties in our portfolio), which we refer to as “Malkin Construction.” The term “the predecessor’s management companies” refers to the supervisor, Malkin Properties, Malkin Properties NY, Malkin Properties CT and Malkin Construction, collectively. Our predecessor accounted for its investment in the non-controlled entities under the equity method of accounting.
Controlled Entities:

Properties that the sponsors owned interests in and controlled, and whose operations were 100% consolidated into the financial statements of our predecessor include:
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
Master operating lease position of 501 Seventh Avenue, New York, New York—501 Seventh Avenue Associates L.L.C.
2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation and Combination
The accompanying consolidated and combined financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission (the "SEC") represent our assets and liabilities and operating results. The consolidated and combined financial statements include our accounts and our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. For purposes of comparison, certain items shown in the 2012 consolidated and combined financial statements have been reclassified to conform to the presentation used for 2013.
    Our predecessor's combined financial statements include all the accounts and operations of our predecessor. The real estate entities included in the accompanying combined financial statements have been combined on the basis that, for the periods presented, such entities were under common control, common management and common ownership of the Sponsors. Equity interests in the combining entities that were not controlled by the sponsors are shown as investments in non-controlled entities. We acquired these interests as a result of the formation transactions.
Our predecessor consolidated variable interest entities, or VIEs, in which it was considered a primary beneficiary. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE.
Included in commercial real estate properties on our predecessor's combined balance sheet as of December 31, 2012 are approximately $0.4 million related to our combined VIEs. Included in mortgages and other loans payable on our combined balance sheets as of December 31, 2012 are approximately $0.6 million, related to our combined VIEs. We had no VIEs as of December 31, 2013.
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
A non-controlling interest in a consolidated subsidiary is defined as the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent. Non-controlling interests are required to be presented as a separate component of equity in the combined balance sheets and in the combined statements of operations by requiring earnings and other comprehensive income to be attributed to controlling and non-controlling interests. As the financial statements of our predecessor have been prepared on a combined basis, there is no non-controlling interest for our predecessor for the periods presented.
Accounting Estimates
The preparation of the consolidated and combined financial statements in accordance with GAAP requires management to use estimates and assumptions that in certain circumstances affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Significant items subject to such estimates and assumptions include allocation of the purchase price of acquired real estate properties among tangible and intangible assets, determination of the useful life of real estate properties and other long-lived assets, valuation and impairment analysis of combined and uncombined commercial real estate properties and other long-lived assets, estimate of percentage of completion on construction contracts, valuation of the allowance for doubtful accounts, and valuation of equity based compensation. These estimates are prepared using management’s best judgment, after considering past, current, and expected events and economic conditions. Actual results could differ from those estimates.
Revenue Recognition
Rental Revenue

Rental revenue includes base rents that each tenant pays in accordance with the terms of its respective lease and is reported on a straight-line basis over the non-cancellable term of the lease which includes the effects of rent steps and rent abatements under the leases. We commence rental revenue recognition when the tenant takes possession of the leased space or controls the physical use of the leased space and the leased space is substantially ready for its intended use. In addition, many of our leases contain fixed percentage increases over the base rent to cover escalations. We account for all of our leases as operating leases. Deferred rent receivables, including free rental periods and leasing arrangements allowing for increased base rent payments are accounted for in a manner that provides an even amount of fixed lease revenues over the respective non-cancellable lease terms. Differences between rental income recognized and amounts due under the respective lease agreements are recognized as an increase or decrease to deferred rents receivable.
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
Lease cancellation fees are recognized when the fees are determinable, tenant vacancy has occurred, collectability is reasonably assured, we have no continuing obligation to provide services to such former tenants and the payment is not subject to any conditions that must be met or waived. Total lease cancellation fees for the years ended December 31, 2013, 2012, and 2011 were $1.6 million, $3.9 million, and $0.7 million, respectively. Such fees are included in other income and fees in our consolidated and combined statements of operations.
Observatory Revenue
Revenue from the sale of Observatory tickets are recognized upon admission or ticket expirations. Deferred income related to unused and unexpired tickets as of December 31, 2013 was $3.7 million.
Construction Revenue
Revenues from construction contracts are recognized under the percentage-of completion method. Under this method, progress towards completion is recognized according to the ratio of incurred costs to estimated total costs. This method is used because management considers the “cost-to-cost” method the most appropriate in the circumstances.
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
Gains on Sale of Real Estate
We record a gain on sale of real estate when title is conveyed to the buyer and we have no substantial economic involvement with the property. If the sales criteria for the full accrual method are not met, we defer some or all of the gain recognition and accounts for the continued operations of the property by applying the finance, leasing, profit sharing, deposit, installment or cost recovery methods, as appropriate, until the sales criteria are met.

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
Advertising and Marketing Costs
Advertising and marketing costs are expensed as incurred. The expense for the years ended December 31, 2013, 2012, and 2011 was $4.2 million, $1.3 million, and $1.6 million, respectively, and is included within operating expenses in our consolidated and combined statements of operations.
Offering Costs and Formation Transaction Expenses
In connection with the Offering and formation transactions, we incurred incremental accounting fees, legal fees and other professional fees. Approximately $33.5 million was previously deferred and recorded as a reduction of proceeds of the Offering. Certain costs associated with the Offering and formation transactions not directly attributable to the solicitation of consents of investors in the existing entities and the Offering, but rather related to structuring the formation transactions, are expensed as incurred.
Real Estate Properties and Related Intangible Assets
Land and buildings and improvements are recorded at cost less accumulated depreciation and amortization. The recorded cost includes cost of acquisitions, development and construction and tenant allowances and improvements. Expenditures for ordinary repairs and maintenance are charged to operations as incurred. Significant replacements and betterments which improve or extend the life of the asset are capitalized. Tenant improvements which improve or extend the life of the asset are capitalized. If a tenant vacates its space prior to the contractual termination of its lease, the unamortized balance of any tenant improvements are written off if they are replaced or have no future value. For developed properties, direct and indirect costs that clearly relate to projects under development are capitalized. Costs include construction costs, professional services such as architectural and legal costs, travel expenses, capitalized interest and direct payroll and other acquisition costs. We begin capitalization when the project is probable. Capitalization of interest ceases when the property is ready for its intended use, which is generally near the date that a certificate of occupancy is obtained.
Depreciation and amortization are computed using the straight-line method for financial reporting purposes. Buildings and improvements are depreciated over the shorter of 39 years, the useful life, or the remaining term of any leasehold interest. Tenant improvement costs, which are included in building and improvements in the consolidated balance sheets, are depreciated over the shorter of (i) the related remaining lease term or (ii) the life of the improvement. Corporate equipment, which is included in “Other assets,” is depreciated over three to seven years.
Acquisitions of properties are accounted for utilizing the acquisition method and accordingly the purchase cost is allocated to tangible and intangible assets and liabilities based on their fair values. The fair value of tangible assets acquired is determined by valuing the property as if it were vacant, applying methods similar to those used by independent appraisers of income-producing property. The resulting value is then allocated to land, buildings and improvements, and tenant improvements based on our determination of the fair value of these assets. The assumptions used in the allocation of fair values to assets acquired are based on our best estimates at the time of evaluation.
Fair value is assigned to above-market and below-market leases based on the difference between (a) the contractual amounts to be paid by the tenant based on the existing lease and (b) our estimate of current market lease rates for the corresponding in-place leases, over the remaining terms of the in-place leases. Capitalized above-market lease amounts are amortized as a decrease to rental revenue over the remaining terms of the respective leases. Capitalized below-market lease amounts are amortized as an increase to rental revenue over the remaining terms of the respective leases. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off.
The aggregate value of other acquired intangible assets consists of acquired ground leases and acquired in-place leases and tenant relationships. The fair value allocated to acquired in-place leases consists of a variety of components including, but not necessarily limited to: (a) the value associated with avoiding the cost of originating the acquired in-place leases (i.e. the market cost to execute a lease, including leasing commissions and legal fees, if any); (b) the value associated with lost revenue related to tenant reimbursable operating costs estimated to be incurred during the assumed lease-up period (i.e. real estate taxes, insurance and other operating expenses); (c) the value associated with lost rental revenue from existing leases during the assumed lease-up period; and (d) the value associated with any other inducements to secure a tenant lease.
Regarding certain of our 2013 property acquisitions (see Note 3), the fair value asset and liability allocations are preliminary and may be adjusted as final information becomes available.
We assess the potential for impairment of our long-lived assets, including real estate properties, annually or whenever events occur or a change in circumstances indicate that the recorded value might not be fully recoverable. We determine whether impairment in value has occurred by comparing the estimated future undiscounted cash flows expected from the use and eventual disposition of the asset to its carrying value. If the undiscounted cash flows do not exceed the carrying value, the real estate is adjusted to fair value and an impairment loss is recognized. Assets held for sale are recorded at the lower of cost or fair value less costs to sell. We do not believe that the value of any of our properties and intangible assets were impaired during the years ended December 31, 2013, 2012 and 2011.
    All operations and gains and losses associated with sales of real estate property or assets classified as held for sale are reclassified and presented as discontinued operations.
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
Allowance for Doubtful Accounts
We maintain an allowance against tenant and other receivables and deferred rents receivables for future potential tenant credit losses. The credit assessment is based on the estimated accrued rental revenue that is recoverable over the term of the respective lease. The computation of this allowance is based on the tenants’ payment history and current credit status, as well as certain industry or geographic specific credit considerations. If our estimate of collectability differs from the cash received, then the timing and amount of our reported revenue could be impacted. Bad debt expense is included in operating expenses on our consolidated and combined statements of operations and includes the impact of changes in the allowance for doubtful accounts on our consolidated and combined balance sheets.
Deferred Lease Costs
Deferred lease costs consist of fees and direct costs incurred to initiate and renew leases, are amortized on a straight-line basis over the related lease term and the expense is included in depreciation and amortization in our combined statements of operations. Upon the early termination of a lease, unamortized deferred leasing costs are charged to expense.
Deferred Financing Costs
Fees and costs incurred to obtain long-term financing have been deferred and are being amortized as a component of interest expense in our combined statements of operations over the life of the respective mortgage on the straight-line method which approximates the effective interest method. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking debt, which do not close, are expensed in the period in which it is determined that the financing will not close.
Equity Method Investments

We account for our investments under the equity method of accounting where we do not have control but have the ability to exercise significant influence. Under this method, our investments are recorded at cost, and the investment accounts are adjusted for our share of the entities’ income or loss and for distributions and contributions. Equity income (loss) is allocated based on the portion of the ownership interest that is controlled by us. The agreements may designate different percentage allocations among investors for profits and losses; however, our recognition of the entity’s income or loss generally follows the entity’s distribution priorities, which may change upon the achievement of certain investment return thresholds.
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
On a periodic basis, we assess whether there are any indicators that the carrying value of our investments in entities may be impaired on an other than temporary basis. An investment is impaired only if management’s estimate of the fair value of the investment is less than the carrying value of the investment on an other than temporary basis. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying value of the investment over the fair value of the investment. None of our predecessor's investments are other than temporarily impaired.
Our predecessor recognized incentive income in the form of overage fees from certain uncombined entities (which include non-controlled and other properties not included in our predecessor) as income to the extent it has been earned and not subject to a clawback feature.
If our predecessor's share of distributions and net losses exceeds our investments for certain of the equity method investments and if our predecessor remained liable for future obligations of the entity or was otherwise committed to provide future additional financial support, the investment balances would have been presented in the accompanying combined balance sheets as liabilities. The effects of material intercompany transactions with these equity method investments are eliminated. None of the entity debt is recourse to us.
As of December 31, 2013, we had no equity method investments.
Goodwill
Goodwill is tested annually for impairment and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount, including goodwill, exceeds the reporting unit’s fair value and the implied fair value of goodwill is less than the carrying amount of that goodwill. Non-amortizing intangible assets, such as trade names and trademarks, are subject to an annual impairment test based on fair value and amortizing intangible assets are tested whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.
Fair Value
Fair value is a market-based measurement, not an entity-specific measurement, and should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, the Financial Accounting Standards Board ("FASB") guidance establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within levels one and two of the hierarchy) and the reporting entity's own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).
We use the following methods and assumptions in estimating fair value disclosures for financial instruments.
For cash and cash equivalents, restricted cash, tenant and other receivables, due from affiliated companies, prepaid expenses and other assets, accrued interest payable, due to or from affiliate companies, deferred revenue, tenant security deposits, accounts payable and accrued expenses in our consolidated and combined balance sheets approximate their fair value due to the short term maturity of these instruments.

The fair value of our mortgage notes payable, unsecured loans and notes payable-related parties, and term loan and credit facility, which are determined using Level 3 inputs, are estimated by discounting the future cash flows using current interest rates at which similar borrowings could be made to us.
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
Income Taxes
We are generally not subject to federal and state income taxes as our taxable income or loss is reportable by our partners. Accordingly, no provision has been made for federal and state income taxes. ESRT has elected, together with ESRT Observatory TRS, L.L.C., our subsidiary which holds our observatory operations, to treat ESRT Observatory TRS, L.L.C. as a TRS. ESRT has elected, together with ESRT Holdings TRS, L.L.C., our subsidiary that holds our third party management, construction, cafeteria, health club and cleaning operations, to treat ESRT Holdings TRS, L.L.C. as a TRS. TRSs may participate in non-real estate activities and/or perform non-customary services for tenants and their operations are generally subject to regular corporate income taxes. Our TRSs account for their income taxes in accordance with GAAP, which includes an estimate of the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. The calculation of the TRSs' tax provisions may require interpreting tax laws and regulations and could result in the use of judgments or estimates which could cause its recorded tax liability to differ from the actual amount due. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The TRSs periodically assess the realizability of deferred tax assets and the adequacy of deferred tax liabilities, including the results of local, state, or federal statutory tax audits or estimates and judgments used.
We apply provisions for measuring and recognizing tax benefits associated with uncertain tax positions. Penalties and interest, if incurred, would be recorded as a component of income tax expense. As of December 31, 2013 and 2012, we do not have a liability for uncertain tax positions. As of December 31, 2013, the tax years ended December 31, 2010 through December 31, 2013 remain open for an audit by the Internal Revenue Service and state authorities. We have not received a notice of audit from the Internal Revenue Service and state authorities for any of the open tax years.
During the periods presented, the entities included in our predecessor's combined financial statements are treated as partnerships or S corporations for U.S. federal and state income tax purposes and, accordingly, are not subject to entity-level tax. Rather, each entity’s taxable income or loss is allocated to its owners. Therefore, no provision or liability for U.S. federal or state income taxes has been included in the accompanying combined financial statements.

Two of the limited liability companies in our predecessor had non-real estate income subject to New York City unincorporated business tax (“NYCUBT”). In 2013, 2012, and 2011, one of these entities generated a loss for NYCUBT purposes while the other entity generated income. No provision or liability for U.S. federal, state, or local income taxes has been included in our predecessor's combined financial statements as current year taxable income as referred to above is fully offset by a NYCUBT net operating loss carry forward from previous years.
As a result of the consolidation and concurrent liquidation of the entities that had previously been subject to the NYCUBT, the NYCUBT net operating loss carryforward of $13.4 million at October 6, 2013 can no longer be used.
Share-Based Compensation
Share-based compensation is measured at the fair value of the award on the date of grant and recognized as an expense on a straight-line basis over the vesting period. The determination of fair value of these awards is subjective and involves significant estimates and assumptions including expected volatility of ESRT stock, expected dividend yield, expected term, and assumptions of whether these awards will achieve parity with other operating partnership units or achieve performance thresholds. We believe that the assumptions and estimates utilized are appropriate based on the information available to ESRT management at the time of grant.
Per Unit Data
Basic and diluted earnings per unit are computed based upon the weighted average number of shares outstanding during the respective period.
Segment Reporting
We have identified two reportable segments: (1) Real Estate and (2) Observatory. Our real estate segment includes all activities related to the ownership, management, operation, acquisition, repositioning and disposition of our real estate assets. Our observatory segment operates the 86th and 102nd floor observatories at the Empire State Building. These two lines of businesses are managed separately because each business requires different support infrastructures, provides different services and has dissimilar economic characteristics such as investments needed, stream of revenues and different marketing strategies. We account for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. We include our construction operation in "Other" and it includes all activities related to providing construction services to tenants and to other entities within and outside our company.
Recently Issued or Adopted Accounting Standards
In February 2013, the FASB issued Accounting Standards Update 2013-02, Reporting of Amounts Reclassified Out of Accumulated Comprehensive Income (“ASU 2013-02”), which requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if GAAP requires the amount being reclassified to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income within the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about the reclassified amounts. Our adoption of ASU 2013-02 on January 1, 2013 did not have a significant impact on our consolidated and combined financial statements or disclosures.
3. Acquisitions
On October 7, 2013, as discussed in Note 1, through the Offering and formation transactions we acquired the assets and liabilities of the four entities in which our predecessor held non-controlling interests. The contribution or acquisition of assets in these entities was accounted for as an acquisition under the acquisition method of accounting and recognized at the estimated fair value of acquired assets and assumed liabilities on the date of such contribution or acquisition. Prior to the acquisition, our predecessor had a 23.75%, 50.0%, 50.0%, and 20.469% non-controlling interest in Empire State Building Company, L.L.C., 1333 Broadway Associates, L.L.C., 1350 Broadway Associates, L.L.C., and 501 Seventh Avenue Associates, L.L.C., respectively.
Upon acquisition, we remeasured the assets and liabilities we acquired from the non-controlled entities at fair value and recorded gains of $214.3 million, which are classified as gain on consolidation of non-controlled entities in the accompanying statement of operations. This gain was calculated based on the difference between the total consideration value of our predecessor’s ownership interests of $302.7 million compared to our predecessor’s historical cost interests of $88.4 million. We determined that the fair values of the assets acquired from and assumed liabilities for 1333 Broadway Associates, L.L.C. and 1350 Broadway Associates, L.L.C. were greater than the consideration granted and we recorded gains of $41.0 million and $32.1 million, respectively, which were classified as gain on consolidation of non-controlled entities in the accompanying statement of operations. There are operating leases between one of our predecessor entities and Empire State Building Company, L.L.C. and 501 Seventh Avenue Associates, L.L.C. Based upon current market rates for similar arrangements, we determined that the current market rent would be less than the pre-existing contractual rent existing at the time of the Offering and formation transactions under the operating leases. Accordingly, upon elimination of the leasehold position and the related liability for the above-market leases, we recorded gains of $35.2 million, which are classified as gain on consolidation of non-controlled entities in the accompanying statement of operations.
The purchase price is allocated between net tangible and intangible assets based on their estimated fair values as determined by management using information available at the time the acquisition closed. The remaining weighted-average amortization period as of December 31, 2013, is 5.6 years, 4.7 years and 5.2 years for in-place leases and deferred leasing costs, above-market leases and below-market leases, respectively.
The following table is an allocation of the purchase price for the assets and liabilities acquired in the formation transactions (amounts in thousands). The fair value asset and liability allocations are preliminary and may be adjusted as final information becomes available.

Consideration paid:
Cash and issuance of Class A Common Stock, Class B Common Stock, and OP units	$1,047,487
Debt assumed	124,354
Total consideration paid	$1,171,841

Net assets acquired:
Land	$91,435
Building and improvements	516,344
Acquired below-market ground lease	62,738
Acquired above-market leases	72,123
Acquired in place lease value and deferred leasing costs	186,415
Goodwill	491,479
Other assets, net of other liabilities	6,061
Mortgage notes payable	(136,226)
Acquired below-market leases	(134,651)
Total net assets acquired	$1,155,718

Gain on the elimination of leasehold positions	$35,147
Fair values of the assets acquired and assumed liabilities were greater than the consideration granted:
1333 Broadway Associates L.L.C.	40,962
1350 Broadway Associates L.L.C.	32,122
Total	$108,231
We acquired Empire State Building Company, L.L.C. and 501 Seventh Avenue Associates, L.L.C. for an amount in excess of their net tangible and identified intangible assets and liabilities and as a result we recorded goodwill related to the transaction (see also Note 5). Goodwill was allocated $227.5 million to the observatory operations of the Empire State Building, $250.8 million to Empire State Building Company, L.L.C., and $13.2 million to 501 Seventh Avenue Associates, L.L.C.
We have included the results of operations for each of these acquired entities in our consolidated statements of operations from October 7, 2013, the date of acquisition. For the period October 7, 2013 through December 31, 2013, the acquired entities contributed $77.0 million to total revenue, $48.5 million to operating expenses, $28.5 million to operating income, and $27.6 million to net income.

The following summary of selected unaudited pro forma results of operations presents information as if the acquisitions, and the gain on consolidation of non-controlled entities of $322.6 million, had occurred on January 1, 2012. The unaudited pro forma information is provided for informational purposes only and is not indicative of results that would have occurred or which may occur in the future (amounts in thousands, expect per share amount):

	For the year ended December 31,
	2013	2012
Total revenues	$563,878	$549,707
Net income	18,992	311,434

4. Investments in Non-controlled Entities
On October 7, 2013, as part of the Offering and formation transactions, we acquired the assets and liabilities held by the four non-controlled entities (see discussion in Note 3). The investments in non-controlled entities consisted of the following at December 31, 2012:

Entity	Property	Nominal % Ownership
Empire State Building Company, L.L.C.	350 Fifth Ave, New York, NY	23.750%
1333 Broadway Associates, L.L.C.	1333 Broadway, New York, NY	50.000%
1350 Broadway Associates, L.L.C.	1350 Broadway, New York, NY	50.000%
501 Seventh Avenue Associates, L.L.C.	501 Seventh Ave, New York, NY	20.469%
Empire State Building Company, L.L.C. was the operating lessee of the property at 350 Fifth Avenue. The land and fee owner, Empire State Building Associates L.L.C., was a predecessor controlled entity whose operations are included in our predecessor's combined financial statements.
1333 Broadway Associates, L.L.C. owned the fee and leasehold positions at the same address.
1350 Broadway Associates, L.L.C. was the operating lessee of the property at the same address.
501 Seventh Avenue Associates L.L.C. was the operating lessee of the property at the same address. The fee owner, Seventh Avenue Building Associates L.L.C., was a predecessor controlled entity whose operations are included in our predecessor's combined financial statements.
Our predecessor's share of income from these entities may have exceeded nominal ownership percentages based on the achievement of certain income thresholds as set forth in the relevant partnership agreements.
The following table reflects the activity in our investments in non-controlled entities for the years ended December 31, 2013 and 2012 (amounts in thousands):

	2013	2012
Balance at beginning of year	$76,879	$72,626
Equity in net income	14,875	14,348
Distributions	(3,391)	(10,095)
Consolidation of non-controlled entities	(88,363)	—
Balance at end of period	$—	$76,879

The following reflects summarized financial information of the non-controlled entities at December 31, 2012 (amounts in thousands):

Balance Sheets	Empire State Building Co.	1333 Broadway Associates	1350 Broadway Associates	501 Seventh Avenue Associates	Total
Real estate, net	$195,304	$38,212	$40,317	$16,891	$290,724
Other assets	145,949	37,741	22,150	17,283	223,123
Total assets	$341,253	$75,953	$62,467	$34,174	$513,847
Mortgage and notes payable	$—	$71,200	$50,427	$—	$121,627
Other liabilities	63,265	4,050	5,147	4,531	76,993
Total liabilities	63,265	75,250	55,574	4,531	198,620
Members’/partners’ equity	278,647	703	6,893	29,643	315,886
Non-controlling interest	(659)	—	—	—	(659)
Total equity	277,988	703	6,893	29,643	315,227
Total liabilities and equity	$341,253	$75,953	$62,467	$34,174	$513,847
Our predecessor's share of equity—carrying value of our investments in non-controlled entities	$66,179	$847	$3,446	$6,407	$76,879

The following reflects summarized financial information of the non-controlled entities for the period January 1, 2013 through October 6, 2013 and for the years ended December 31, 2012 and 2011 (amounts in thousands):

	Period from January 1, 2013 to October 6, 2013
Statements of Operations	Empire State Building Co.	1333 Broadway Associates	1350 Broadway Associates	501 Seventh Avenue Associates	Total
Revenue:
Rental revenue and other	$101,496	$11,711	$16,439	$13,991	$143,637
Observatory revenue	76,687	—	—	—	76,687
Total revenue	178,183	11,711	16,439	13,991	220,324
Expenses:
Operating expenses—rental	89,670	5,766	7,989	10,830	114,255
Operating expenses—overage rent	10,894	—	—	106	11,000
Operating expenses—observatory	17,150	—	—	—	17,150
Interest	—	3,620	2,461	—	6,081
Depreciation and amortization	10,997	2,186	3,264	1,127	17,574
Total expenses	128,711	11,572	13,714	12,063	166,060
Net income	$49,472	$139	$2,725	$1,928	$54,264
Our predecessor's share of equity in net income of non-controlled entities	$13,467	$70	$1,179	$159	$14,875

	Year ended December 31, 2012
Statements of Operations	Empire State Building Co.	1333 Broadway Associates	1350 Broadway Associates	501 Seventh Avenue Associates	Total
Revenue:
Rental revenue and other	$133,666	$14,539	$21,275	$18,827	$188,307
Observatory revenue	91,870	—	—	—	91,870
Total revenue	225,536	14,539	21,275	18,827	280,177
Expenses:
Operating expenses—rental	119,482	7,528	10,667	13,101	150,778
Operating expenses—overage rent	24,199	—	—	2,497	26,696
Operating expenses—observatory	20,709	—	—	—	20,709
Interest	—	4,748	2,993	—	7,741
Depreciation and amortization	13,615	1,112	3,489	1,496	19,712
Total expenses	178,005	13,388	17,149	17,094	225,636
Net income	$47,531	$1,151	$4,126	$1,733	$54,541
Our predecessor's share of equity in net income of non-controlled entities	$11,015	$576	$2,063	$694	$14,348

	Year ended December 31, 2011
Statements of Operations	Empire State Building Co.	1333 Broadway Associates	1350 Broadway Associates	501 Seventh Avenue Associates	Total
Revenue:
Rental revenue and other	$118,720	$14,670	$19,179	$17,713	$170,282
Observatory revenue	80,562	—	—	—	80,562
Total revenue	199,282	14,670	19,179	17,713	250,844
Expenses:
Operating expenses—rental	122,381	7,072	10,328	13,169	152,950
Operating expenses—overage rent	28,780	—	—	1,545	30,325
Operating expenses—observatory	20,009	—	—	—	20,009
Interest	—	4,741	2,701	—	7,442
Depreciation and amortization	15,833	3,053	3,117	1,870	23,873
Total expenses	187,003	14,866	16,146	16,584	234,599
Net income (loss)	$12,279	$(196)	$3,033	$1,129	$16,245
Our predecessor's share of equity in net income of non-controlled entities	$2,158	$391	$935	$409	$3,893

5. Deferred Costs, Acquired Lease Intangibles and Goodwill
Deferred costs, net consisted of the following at December 31, (amounts in thousands):

	2013		2012
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Leasing costs	$90,198	$(27,459)	$78,865	$(24,939)
Financing costs	27,416	(11,217)	23,609	(13,098)
Offering costs	—	—	27,789	—
Total deferred costs	$117,614	$(38,676)	$130,263	$(38,037)

Amortization expense related to deferred leasing costs was $10.6 million, $7.4 million, and $6.4 million and deferred financing costs was $12.7 million, $4.9 million, and $3.2 million, for the years ended December 31, 2013, 2012, and 2011, respectively.
Offering costs for work done by employees of the supervisor on behalf of the non-controlled entities of $1.1 million, $1.3 million, and $1.2 million for the years ended December 31, 2013, 2012, and 2011, respectively, were incurred and advanced by our supervisor and have been reimbursed to our supervisor by the non-controlled entities. In addition, offering costs for work done by employees of the supervisor of approximately $0.4 million, $0.6 million, and $0.3 million for the years ended December 31, 2013, 2012, and 2011, respectively, were incurred and advanced by our supervisor on behalf of the entities that own the option properties and have been reimbursed to our supervisor by the entities that own the option properties.
Amortizing acquired intangible assets and liabilities consisted of the following at December 31, (amounts in thousands):

	2013
	Gross Amount	Accumulated Amortization
Acquired below-market ground lease	$62,738	(426)
Acquired in-place lease value and deferred leasing costs	186,415	(5,697)
Acquired above-market leases	72,123	(2,858)
Acquired below-market leases	(134,651)	4,769
Amortization expense related to acquired lease intangibles for the year ended December 31, 2013 was $5.3 million and $0.0 million for the years ended December 31, 2012 and 2011. Rental revenue related to the amortization of below market leases, net of above market leases for the year ended December 31, 2013 was $1.9 million and $0.0 million for the years ended December 31, 2012 and 2011. The remaining weighted-average amortization period as of December 31, 2013, is 5.6 years, 4.7 years and 5.2 years for in-place leases and deferred leasing costs, above-market leases and below-market leases, respectively. We expect to recognize amortization expense and rental revenue from the acquired intangible assets as follows (amounts in thousands):

For the year ending:	Future Amortization Expense	Future Rental Revenue
2014	$30,466	$7,484
2015	24,737	6,665
2016	20,873	5,997
2017	19,237	6,384
2018	16,363	6,086
Thereafter	131,354	28,001
	$243,030	$60,617
As of December 31, 2013, we had goodwill of $491.5 million. In 2013, we acquired the interests in Empire State Building Company, L.L.C. and 501 Seventh Avenue Associates, L.L.C. for an amount in excess of their net tangible and identified intangible assets and liabilities and as a result we recorded goodwill related to the transaction (see also Note 3). Goodwill was allocated $227.5 million to the observatory operations of the Empire State Building, $250.8 million to Empire State Building Company, L.L.C., and $13.2 million to 501 Seventh Avenue Associates, L.L.C.
We performed an annual review of goodwill for impairment as of December 31, 2013 and concluded there was no impairment of goodwill. Our methodology to review goodwill impairment, which includes a significant amount of judgment and estimates, provides a reasonable basis to determine whether impairment has occurred. However, many of the factors employed in determining whether or not goodwill is impaired are outside of our control and it is reasonably likely that assumptions and estimates will change in future periods.
6. Debt
Mortgage notes payable are collateralized by the following respective real estate properties and assignment of operating leases as of December 31, 2013 and 2012 (amounts in thousands):

	Principal Balance as of December 31, 2013		Principal Balance as of December 31, 2012	Stated Rate	Effective Rate(1)	Maturity Date(2)
Mortgage debt collateralized by:
Fixed rate debt
501 Seventh Avenue
(Note 1)	$1,037		$1,075	5.75%	6.28%	8/1/2014
(Note 2)(3)	31,459		32,589	5.75%	6.28%	8/1/2014
(Note 2)(3)	6,889		7,107	6.04%	6.55%	8/1/2014
1359 Broadway
(first lien mortgage loan)	9,579		9,922	5.75%	6.24%	8/1/2014
(second lien mortgage loan)(4)	5,561		5,761	5.75%	6.25%	8/1/2014
(second lien mortgage loan)(4)	11,311		11,689	5.87%	6.36%	8/1/2014
(second lien mortgage loan)(4)	18,572		19,068	6.40%	6.86%	8/1/2014
One Grand Central Place
(first lien mortgage loan)	71,723		73,922	5.34%	6.38%	11/5/2014
(second lien mortgage loan)(5)	14,884		15,187	7.00%	6.72%	11/5/2014
500 Mamaroneck Avenue	32,620		33,256	5.41%	6.70%	1/1/2015
250 West 57th Street
(first lien mortgage loan)	25,621		26,442	5.33%	6.92%	1/5/2015
(second lien mortgage loan)	11,252		11,524	6.13%	7.81%	1/5/2015
Metro Center	96,158		—	5.89%	6.15%	1/1/2016
(Note 1)(6)	—		59,937	5.80%	—%	1/1/2016
(Note 2)(6)	—		38,151	6.02%	—%	1/1/2016
10 Union Square	20,972		21,284	6.00%	6.48%	5/1/2017
10 Bank Street	33,444		33,963	5.72%	5.94%	6/1/2017
1542 Third Avenue	19,011		19,370	5.90%	6.31%	6/1/2017
First Stamford Place	245,629		248,716	5.65%	5.82%	7/5/2017
1010 Third Avenue and 77 West 55th Street	28,096		28,570	5.69%	6.12%	7/5/2017
383 Main Avenue	30,403		30,924	5.59%	5.72%	7/5/2017
1333 Broadway	78,121	(15)	—	6.32%	6.68%	1/5/2018
1350 Broadway (first lien mortgage loan)	43,305	(16)	—	5.87%	6.02%	4/5/2018
69-97 Main Street (7)	—		9,218	5.64%	—	5/1/2013
Total fixed rate debt	835,647		737,675
Floating rate debt
501 Seventh Avenue (third lien mortgage loan)	6,540		6,540	(8)	(8)	8/1/2014
1350 Broadway (second lien mortgage loan)	13,543	(17)	—	(9)	(9)	10/10/2014
The Empire State Building (secured term loan)	—		219,000	(10)	(10)	7/26/2014
One Grand Central Place (third lien mortgage loan)	6,382		—	(11)	(11)	11/5/2014
250 West 57th Street (third lien mortgage loan)	21,000		14,935	(12)	(12)	1/5/2015
Secured revolving credit facility	25,000		—	(13)	(13)	10/5/2017
Secured term credit facility	300,000		—	(14)	(14)	10/5/2018
Total floating rate debt	372,465		240,475
Total	$1,208,112		$978,150
______________

(1)	The effective rate is the yield as of December 31, 2013, including the effects of debt issuance costs.

(2)	Pre-payment is generally allowed for each loan upon payment of a customary pre-payment penalty.

(3)	Represents the two tranches of the second lien mortgage loan.

(4)	Represents three tranches of the second lien mortgage loan.

(5)	Represents a second lien mortgage loan.

(6)	Notes 1 and 2 were pari passu.

(7)	This loan was paid off with the proceeds of a new $9.5 million floating rate loan which we closed on during April 2013 and which was subsequently repaid during December 2013.

(8)	Floating at 30 day LIBOR plus 2.0%. The rate as of December 31, 2013 was 2.17%.

(9)	Interest at the greater of 4.25% and Prime plus 1%. The rate at December 31, 2013 was 4.25%.

(10)	Floating at 30 day LIBOR plus 2.5%. The rate as of December 31, 2013 was 2.67%. This loan was paid off with the proceeds of our secured revolving and term credit facility on October 7, 2013.

(11)	Interest at the greater of Prime plus 0.50% and 3.75%. The rate as of December 31, 2013 was 3.75%.

(12)
Interest at the greater of 4.25% and prime plus 1%. Prior to January 5, 2015, we have the option to fix the interest rate on all or any portion of the principal then outstanding, up to three times and in minimum increments of $5,000 to an annual rate equal to either (i) the greater of (a) 4.75% or (b) 300 basis points in excess of the weekly average yield on United States Treasury Securities adjusted to a maturity closest to January 5, 2015 as most recently made available by the Federal Reserve Board as of two days prior to the effective date of the fixing of the interest rate, and (ii) the greater of (a) 5.00% or (b) 300 basis points in excess of the weekly average yield on United States Treasury Securities adjusted to a maturity closest to January 5, 2015 as most recently made available by the Federal Reserve Board as of 30 days prior to the effective date of the fixing of the interest rate. If option (i) is selected, we will be subject to the payment of pre‑payment fees, and if option (ii) is selected, we may prepay the loan without any pre‑payment fees. The rate as of December 31, 2013 was 4.25%.

(13)	Floating at 30 day LIBOR plus 1.20%. The rate as of December 31, 2013 was 1.37%.

(14)	Floating at 30 day LIBOR plus 1.35%. The rate at December 31, 2013 was 1.52%.

(15)	Includes unamortized premium of $7,674.

(16)	Includes unamortized premium of $3,885.

(17)	Includes unamortized premium of $134.
Principal Payments
Aggregate required principal payments on mortgage notes payable at December 31, 2013 are as follows (amounts in thousands):

2014	$197,480
2015	90,493
2016	96,158
2017	402,555
2018	421,426
Total principal maturities	$1,208,112

Secured Revolving and Term Credit Facility
We and ESRT entered into an agreement for a secured revolving and term credit facility in the maximum aggregate original principal amount of up to $800.0 million with an accordion feature to increase the availability to $1.25 billion under certain circumstances. The secured revolving and term credit facility was used to fully repay the existing $500.0 million term loan previously secured by the Empire State Building, which had a balance of $300.0 million. The secured revolving and term credit facility has an outstanding balance of $325.0 million at December 31, 2013. ESRT is a guarantor of the secured revolving and term credit facility.
Amounts outstanding under the term loan bear interest at a floating rate equal to, at our election, (x) a Eurodollar rate, plus a spread ranging from 1.00% to 2.00% depending upon our leverage ratio and credit rating which, at December 31, 2013, was 1.35%; or (y) a base rate, plus a spread ranging from 0.00% to 1.00% depending upon our leverage ratio and credit rating which, at December 31, 2013, was 0.35%. Amounts outstanding under the revolving credit facility bear interest at a floating rate equal to, at our election, (x) a Eurodollar rate, plus a spread ranging from 0.925% to 1.70% depending upon our leverage ratio and credit rating which, at December 31, 2013, was 1.20%; or (y) a base rate, plus a spread ranging from 0.00% to 0.70% depending upon our leverage ratio and credit rating which, at December 31, 2013, was 0.20%. In addition, the revolving credit facility permits us to borrow at competitive bid rates determined in accordance with the procedures described in the revolving credit facility.

The term loan has a term of five years and the revolving credit facility has an initial term of four years. We have the option to extend the initial term of the revolving credit facility for an additional one-year period, subject to certain conditions, including the payment of an extension fee equal to 0.20% of the then-outstanding commitments under the revolving credit facility. The secured revolving and term credit facility also includes an unused facility fee of 0.20%. In addition, the secured revolving and term credit facility includes covenants which may restrict our ability to pay distributions if we fail to meet certain tests.

As of December 31, 2013, availability under the secured revolving and term credit facility is reduced by $33.2 million until certain capital expenditures at the Empire State Building are made by us from proceeds from the secured revolving and term credit facility or cash on hand.
Unsecured Loan and Notes Payable
Our predecessor held unsecured notes payable totaling $14.7 million to trusts which benefit parties related to the sponsors. The notes bore interest at a rate of 1.2% compounded annually and are due on November 14, 2020. This liability was distributed to certain owners of our predecessor and was not assumed by us during the Offering and formation transactions.
On April 21, 2011, one of the combined entities (500 Mamaroneck, L.P.) entered into a promissory note agreement with the sponsors, as agents for certain investors in 500 Mamaroneck, L.P. (“2011 Promissory Note”), under which such investors loaned $3.6 million (including $1.2 million from the sponsors) to 500 Mamaroneck, L.P. Loans made pursuant to the 2011 Promissory Note earn interest at the rate of 10% per annum, payable quarterly, beginning July 1, 2011. The loans had a maturity date of the earliest of (i) January 1, 2015, (ii) sale or transfer of title to the property, or (iii) satisfaction of the existing first mortgage loan on the property. Loans made under the 2011 Promissory Note were repayable without penalty at any time in part or in full, along with all accrued interest. During October 2013, this loan was repaid with proceeds of the Offering.
During April 2013, our predecessor received a loan from an entity, which is controlled by Anthony E. Malkin and Peter L. Malkin, made to fund cash needs including the payment of leasing commissions and expenditures on tenant installations at First Stamford Place. The loan had a principal amount of $4.5 million, an outstanding balance of $3.8 million, and bore interest at 30-day LIBOR plus 2.5% (2.67% at December 31, 2013). During October 2013, this loan was repaid with proceeds from the Offering.
7. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following as of December 31, 2013 and 2012 (amounts in thousands):

	2013	2012
Accounts payable and accrued expenses	$57,657	$26,889
Payable to the estate of Leona M. Helmsley (1)	18,367	—
Accrued interest payable	4,074	3,409
Due to affiliated companies	1,810	12,376
Accounts payable and accrued expenses	$81,908	$42,674
___________

(1)	Reflects a payable to the estate of Leona M. Helmsley for New York City transfer taxes.

8. Fair Value of Financial Instruments
The following disclosures of estimated fair value at December 31, 2013 and 2012 were determined by management, using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
The following table presents the aggregate carrying value of our debt and the corresponding estimates of fair value based on discounted cash flow models, based on Level 3 inputs including current interest rates at which similar borrowings could be made by us as of December 31, 2013 and 2012 (amounts in thousands):

	2013		2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage notes payable and secured term loan and credit facility	$1,208,112	$1,225,064	$978,150	$1,003,756
Unsecured loans and notes payable—related parties	—	—	18,339	13,818
Total	$1,208,112	$1,225,064	$996,489	$1,017,574
Disclosure about fair value of financial instruments is based on pertinent information available to us as of December 31, 2013 and 2012. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

9. Rental Income
We lease various office spaces to tenants over terms ranging from one to 18 years. Certain leases have renewal options for additional terms. The leases provide for base monthly rentals and reimbursements for real estate taxes, escalations linked to the consumer price index or common area maintenance known as operating expense escalation. Operating expense reimbursements are reflected in our combined statements of operations as tenant expense reimbursement.

As of December 31, 2013, we were entitled to the following future contractual minimum lease payments on non-cancellable operating leases to be receives which expire on various dates through 2031 (amounts in thousands):

2014	$317,984
2015	313,466
2016	295,111
2017	275,114
2018	247,054
Thereafter	1,296,343
$2,745,072
The above future minimum lease payments exclude tenant recoveries, amortization of deferred rent receivables and the net accretion of above-below-market lease intangibles. Some leases are subject to termination options generally upon payment of a termination fee. The preceding table is prepared assuming such options are not exercised.
10. Commitments and Contingencies
Option properties
We have executed option agreements with affiliates of our predecessor granting us the right to acquire long-term leasehold and/or sub-leasehold interests in 1400 Broadway and/or 112 West 34th Street (including fee title interest in a small connected structure at 122 West 34th Street), both office properties in midtown Manhattan (the “option properties”). Our subsidiary currently supervises each of the option properties pursuant to a management agreement entered into by our subsidiary and the owners of the option properties. The purchase price for each of the option properties will be based on an appraisal by independent third parties, unless we and the owners of the option properties, with the consent of the estate of Leona M. Helmsley (a member of affiliates of our predecessor and of the owners of option properties), agree to a negotiated price. We and the owners of the option properties are utilizing the appraisal process set forth in the option agreements. The deadline for the appraised value to be determined is April 7, 2014. Following such determination, we have five months within which to decide whether to exercise the option, and approximately 90 days thereafter to close any resulting purchase. As part of the option agreements, we have agreed that Anthony E. Malkin, ESRT's Chairman, Chief Executive Officer and President, will not participate in the negotiations and valuation process on our behalf. ESRT's Chairman Emeritus, Peter L. Malkin, has also agreed not to participate in the process on our behalf. In addition ESRT's Board of Directors has appointed a special committee consisting of independent members of such Board to review the appraisal or negotiation process on its behalf. A majority of the independent members of such Board of Directors must approve the price and terms of the acquisition of interests in each of the option properties. The purchase price is payable in a combination of cash, shares of ESRT common stock and operating partnership units, but the estate of Leona M. Helmsley will have the right to elect to receive all cash. Our option expires on the later of (i) March 19, 2014 with respect to 112-122 West 34th Street and July 29, 2014 with respect to 1400 Broadway (which dates are 12 months in each case after the recently resolved litigation with respect to such property) or (ii) five months after the completion of the independent valuation described above, which completion shall not be later than six months following the closing of the Offering, but such expiration shall in no event be later than seven years from the completion of the Offering.
Legal Proceedings
Litigation
Except as described below, as of December 31, 2013, we were not involved in any material litigation, nor, to our knowledge, was any material litigation threatened against us or our properties, other than routine litigation arising in the ordinary course of business such as disputes with tenants. We believe that the costs and related liabilities, if any, which may result from such actions, will not materially affect our combined financial position, operating results or liquidity.
In March 2012, five putative class actions, or the Original Class Actions, were filed in New York State Supreme Court, New York County by investors in certain of the existing entities (constituting the predecessor and the non-controlled entities) (the "existing entities") on March 1, 2012, March 7, 2012, March 12, 2012, March 14, 2012 and March 19, 2012. The plaintiffs asserted claims against our predecessor’s management companies, Anthony E. Malkin, Peter L. Malkin, the estate of Leona M. Helmsley, ESRT and us for breach of fiduciary duty, unjust enrichment and/or aiding and abetting breach of fiduciary duty. They alleged, among other things, that the terms of the consolidation and the process by which it was structured (including the valuation that was employed) are unfair to the investors in the existing entities, the consolidation provides excessive benefits to Malkin Holdings LLC (now our subsidiary) and its affiliates and the then-draft prospectus/consent solicitation with respect to the consolidation filed with the SEC failed to make adequate disclosure to permit a fully-informed decision about the consolidation. The complaints sought money damages and injunctive relief preventing the consolidation. The Original Class Actions were consolidated and co-lead plaintiffs’ counsel were appointed by the New York State Supreme Court by order dated June 26, 2012. Furthermore, an underlying premise of the Original Class Actions, as noted in discussions among plaintiffs' counsel and defendants' counsel, was that the consolidation had been structured in such a manner that would cause investors in Empire State Building Associates L.L.C., 60 East 42nd St. Associates L.L.C. and 250 West 57th St. Associates L.L.C. (the “subject LLCs”) immediately to incur substantial tax liabilities.
The parties entered into a Stipulation of Settlement dated September 28, 2012, resolving the Original Class Actions. The Stipulation of Settlement recites that the consolidation was approved by overwhelming consent of the investors in the existing entities. The Stipulation of Settlement states that counsel for the plaintiff class satisfied themselves that they have received adequate access to relevant information, including the independent valuer's valuation process and methodology, that the disclosures in the Registration Statement on Form S-4, as amended, are appropriate, that the consolidation presents potential benefits, including the opportunity for liquidity and capital appreciation, that merit the investors' serious consideration and that each of the named class representatives intends to support the consolidation as modified. The Stipulation of Settlement further states that counsel for the plaintiff class are satisfied that the claims regarding tax implications, enhanced disclosures, appraisals and exchange values of the properties that would be consolidated into our company, and the interests of the investors in the existing entities, have been addressed adequately, and they have concluded that the settlement pursuant to the Stipulation of Settlement and opportunity to consider the proposed consolidation on the basis of revised consent solicitations are fair, reasonable, adequate and in the best interests of the plaintiff class.
The defendants in the Stipulation of Settlement denied that they committed any violation of law or breached any of their duties and did not admit that they had any liability to the plaintiffs.
The terms of the settlement include, among other things (i) a payment of $55.0 million, with a minimum of 80% in cash and maximum of 20% in freely-tradable shares of ESRT common stock and/or freely-tradable operating partnership units to be distributed, after reimbursement of plaintiffs' counsel's court-approved expenses and payment of plaintiffs' counsel's court-approved attorneys' fees (which are included within the $55.0 million settlement payment) and, in the case of shares of ESRT common stock and/or operating partnership units, after the termination of specified lock-up periods, to investors in the existing entities pursuant to a plan of allocation to be prepared by counsel for plaintiffs; (ii) defendants' agreement that (a) the Offering would be on the basis of a firm commitment underwriting; (b) if, during the solicitation period, any of the three subject LLCs' percentage of total exchange value is lower than what was stated in the final prospectus/consent solicitation with respect to the consolidation by 10% or more, such decrease would be promptly disclosed by defendants to investors in the subject LLCs; and (c) unless total gross proceeds of $600.0 million are raised in the Offering, defendants will not proceed with the consolidation without further approval of the subject LLCs; and (iii) defendants' agreement to make additional disclosures in the prospectus/consent solicitation with respect to the consolidation regarding certain matters (which are included therein). Investors in the existing entities will not be required to bear any portion of the settlement payment. The payment in settlement of the Original Class Actions will be made by the estate of Leona M. Helmsley and affiliates of Malkin Holdings LLC (provided that none of Malkin Holdings LLC's affiliates that would become our direct or indirect subsidiary in the consolidation will have any liability for such payment) and certain investors, in the existing entities who agree to contribute. We will not bear any of the settlement payment.
The settlement further provides for the certification of a class of investors in the existing entities, other than defendants and other related persons and entities, and a release of any claims of the members of the class against the defendants and related persons and entities, as well as underwriters and other advisors. The release in the settlement excludes certain claims, including but not limited to, claims arising from or related to any supplement to the Registration Statement on Form S-4 that is declared effective to which the plaintiffs' counsel objects in writing, which objection will not be unreasonably made or delayed, so long as plaintiffs' counsel has had adequate opportunity to review such supplement. There was no such supplement that plaintiff's counsel objected to in writing. The settlement was subject to court approval. It is not effective until such court approval is final, including the resolution of any appeal. Defendants continue to deny any wrongdoing or liability in connection with the allegations in the Original Class Actions.
On January 18, 2013, the parties jointly moved for preliminary approval of the settlement, for permission to send notice of the settlement to the class, and for the scheduling of a final settlement hearing. On January 28, 2013, six of the investors in Empire State Building Associates L.L.C. filed an objection to preliminary approval, and cross-moved to intervene in the Original Class Actions and for permission to file a separate complaint on behalf of the investors in Empire State Building Associates L.L.C. On February 21, 2013, the court denied the cross motion of such objecting investors, and the court denied permission for such objecting investors to file a separate complaint as part of the Original Class Actions, but permitted them to file a brief solely to support their allegation that the buyout would deprive non-consenting investors in Empire State Building Associates L.L.C. of “fair value” in violation of the New York Limited Liability Company Law. The court rejected the objecting investors’ assertion that preliminary approval be denied and granted preliminary approval of the settlement.
Pursuant to a decision issued on April 30, 2013, the court rejected the allegation regarding the New York Limited Liability Company Law and ruled in the supervisor’s favor, holding that such buyout provisions are legally binding and enforceable and that investors do not have the rights they claimed under the New York Limited Liability Company Law.
On May 2, 2013, the court held a hearing regarding final approval of the Original Class Actions settlement, at the conclusion of which the court stated that it intended to approve the settlement. On May 17, 2013, the court issued its Opinion and Order. The court rejected the objections by all objectors and upheld the settlement in its entirety. Of the approximately 4,500 class members who are investors in all of the existing entities included in the consolidation, 12 opted out of the settlement. Those who opted out will not receive any share of the settlement proceeds, but can pursue separate claims for monetary damages. They are bound by the settlement agreement regarding equitable relief, so they cannot seek an injunction to halt the consolidation or our initial public offering. The settlement will not become final until resolution of any appeal.
Also on May 17, 2013, the court issued its Opinion and Order on attorneys’ fees. Class counsel applied for an award of $15.0 million in fees and $295,895 in expenses, which the court reduced to $11.59 million in fees and $265,282 in expenses (which are included within the $55.0 million settlement payment).
The investors who challenged the buyout provision filed a notice of appeal of the court’s April 30, 2013 decision and moved before the appellate court for a stay of all proceedings relating to the settlement, including such a stay as immediate interim relief. On May 1, 2013, their request for immediate interim relief was denied. On May 13, 2013, Malkin Holdings LLC filed its brief in opposition to the motion for the stay. On June 18, 2013, the appellate court denied the motion for the stay. On July 16, 2013, these investors filed their brief and other supporting papers on their appeal of the April 30, 2013 decision, which are required to perfect the appeal. On September 4, 2013, Malkin Holdings LLC filed its brief on the appeal, and also moved to dismiss the appeal on the grounds that these investors lack standing to pursue it. Malkin Holdings LLC contended that these investors were not entitled to appraisal under the New York Limited Liability Company Law because, among other reasons (i) they are not members of Empire State Building Associates L.L.C., and only members have such rights; (ii) the transaction in question is not a merger or consolidation as defined by statute, and appraisal only applies in those transactions; and (iii) when Empire State Building Associates L.L.C. was converted into a limited liability company, the parties agreed that no appraisal would apply. Moreover, Malkin Holdings LLC contended that only the 12 investors who opted out of the class action settlement could pursue appraisal, because that settlement contains a broad release of (and there is an associated bar order from the court preventing) any such claims. Malkin Holdings LLC further noted that of the six investors attempting to pursue the appeal, only two had in fact opted out of the class action settlement. On September 13, 2013, these investors filed their reply brief on the appeal, and opposed the motion to dismiss. On September 19, 2013, Malkin Holdings LLC filed its reply brief on the motion to dismiss. On October 3, 2013, the appeals court denied the motion to dismiss without prejudice to address the matter directly on the appeal, effectively referring the issues raised in the motion to the panel that will hear the appeal itself. The appeals court heard argument on November 21, 2013, and in a Decision and Order dated February 25, 2014, it affirmed the trial court’s ruling.
In addition, on June 20, 2013, these same investors, and one additional investor who also opposed the settlement of the Original Class Action, filed additional notices of appeal from the trial court’s rulings in the Original Class Actions. These notices of appeal related to (i) the order entered February 22, 2013 granting preliminary approval of the Original Class Action settlement and setting a hearing for final approval; (ii) the order entered February 26, 2013, refusing to sign a proposed order to show cause for a preliminary injunction regarding the consolidation; (iii) an order entered April 2, 2013, denying the motion to intervene and to file a separate class action on behalf of Empire State Building Associates L.L.C. investors; (iv) the order entered April 10, 2013, refusing to sign the order to show cause seeking to extend the deadline for class members to opt out of the Original Class Action settlement; (v) the Final Judgment and Order entered May 17, 2013; (vi) the order entered May 17, 2013 approving the Original Class Action settlement; and (vii) the order entered May 17, 2013 awarding class counsel attorneys’ fees and costs. On January 6, 2014, Class counsel moved to dismiss these additional appeals on the grounds that they were not timely perfected by filing an appellate brief and record. On February 6, 2014, the appeals court granted the motion unless the appeals are perfected by March 17, 2014.
There is no right to any further appeal of the appeals court’s February 25, 2014 ruling. However, the investors who challenged the buy-out provision may move for leave to appeal the appeals court’s ruling to the New York Court of Appeals, a process that may take many months. We cannot predict the timing or outcome of such a motion or, if it is granted, the appeal process or any related relief, if such further appeal were successful. If the trial and appeals courts’ decisions were reversed by the Court of Appeals, there is a risk that it could have a material adverse effect on us, which could take the form of monetary damages or other equitable relief, and the court could order some or all of the relief that the objecting investors have requested, as described above. Although there can be no assurance, we believe that the trial and appeals courts’ decisions were correct, that they will be upheld on any further appeal.
On March 14, 2014, one of the investors who had filed a notice of appeal from the trial court’s rulings in the Original Class Actions noted above perfected an appeal from the court’s May 17, 2013 Final Judgment and Order and orders approving the Original Class Action Settlement and awarding class counsel attorneys’ fees and costs. Responses to this appeal are due April 16, 2014. We cannot predict the timing or outcome of an appeal. If the court’s decision were reversed by an appellate court, there is a risk that it could have a material adverse effect on us, including the imposition of monetary damages, injunctive relief or both. Although there can be no assurance, we believe that the trial court’s decision was correct, and that it will be upheld on appeal. No other appeals were filed by the March 17, 2014 deadline set by the appeals court in its February 6, 2014 order.
In addition, commencing December 24, 2013, four putative class actions, or the Second Class Actions, were filed in New York State Supreme Court, New York County, against Malkin Holdings LLC, Peter L. Malkin, Anthony E. Malkin and Thomas N. Keltner, Jr. on behalf of former investors in Empire State Building Associates L.L.C. Generally, the Second Class Actions alleged that the defendants breached their fiduciary duties and were unjustly enriched. One of the Second Class Actions named us and ESRT as defendants, alleging that they aided and abetted the breaches of fiduciary duty. The Second Class Actions were consolidated on consent and co-lead class counsel was appointed by order dated February 11, 2014. A Consolidated Amended Complaint was filed February 7, 2014, which did not name us or ESRT as defendants. It seeks monetary damages. On March 7, 2014, defendants filed a motion to dismiss the Second Class Actions.
We cannot predict the outcome of the motion (or if the motion is not granted, the outcome of the Second Class Actions). We will incur costs in connection with this litigation. If the court were to rule against the defendants there is a risk that it could have a material adverse effect on us, which could take the form of monetary damages or other equitable relief.

In connection with the Offering and formation transactions, we and ESRT entered into indemnification agreements with ESRT's directors, executive officers and chairman emeritus, providing for the indemnification by us and ESRT for certain liabilities and expenses incurred as a result of actions brought, or threatened to be brought, against them. As a result, Anthony E. Malkin, Peter L. Malkin and Thomas N. Keltner, Jr. have defense and indemnity rights from us and ESRT with respect to the Second Class Actions.
Additionally, there is a risk that other third parties will assert claims against us, Malkin Holdings LLC, or any other party entitled to defense and indemnity from us, including, without limitation, claims that Malkin Holdings LLC breached its fiduciary duties to investors in the existing entities or that the consolidation violates the relevant operating agreements, and third parties may commence litigation related to such claims. As a result, we may incur costs associated with defending or settling such litigation or paying any judgment if we lose.

Unfunded Capital Expenditures
At December 31, 2013, we estimate that we will incur approximately $48.3 million of capital expenditures (including tenant improvements and leasing commissions) on our wholly-owned properties pursuant to existing lease agreements. We expect to fund these capital expenditures with operating cash flow, additional property level mortgage financings, our secured credit facility, and cash on hand. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs. We expect that these financing requirements will be met in a similar fashion.

Concentration of Credit Risk
Financial instruments that subject us to credit risk consist primarily of cash, restricted cash, tenant and other receivables and deferred rent receivables.
Beginning January 1, 2013, non‑interest bearing transaction accounts are no longer insured separately from depositors' other accounts at the same Federal Deposit Insurance Corporation ("FDIC") Insured Depository Institution ("IDI"). Instead, non‑interest bearing transaction accounts are added to any of a depositor's other accounts in the applicable ownership category, and the aggregate balance will be insured up to at least the standard maximum deposit insurance amount of $250,000, per depositor, at each separately chartered IDI. At December 31, 2013, we held on deposit at various major financial institutions cash and cash equivalents and restricted cash balances in excess of amounts insured by the FDIC.

Real Estate Investments
Our properties are located in Manhattan, New York; Fairfield County, Connecticut; and Westchester County, New York. The latter locations are suburbs of the city of New York. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate. We perform ongoing credit evaluations of our tenants for potential credit losses.

Tenant Credit Evaluations
Our investments in real estate properties are subject to risks incidental to the ownership and operation of commercial real estate. These risks include, among others, the risks normally associated with changes in general economic conditions, trends in the real estate industry, creditworthiness of tenants, competition of tenants and customers, changes in tax laws, interest rate levels, the availability and cost of financing, and potential liability under environmental and other laws.

We may require tenants to provide some form of credit support such as corporate guarantees and/or other financial guarantees and we perform ongoing credit evaluations of tenants. Although the tenants operate in a variety of industries, to the extent we have a significant concentration of rental revenue from any single tenant, the inability of that tenant to make its lease payments could have an adverse effect on our company.
Major Customers and Other Concentrations
For the year ended December 31, 2013, three tenants were major tenants who made up more than 10% of the revenues in the aggregate. These tenants represent approximately 6.01%, 2.72%, and 2.68% (total of 11.41%) of 2013 revenues. Excluding the revenues we recognized under operating leases with non-controlled entities, for the year ended December 31, 2012, three tenants were major tenants who made up more than 10% of the revenues in the aggregate. These tenants represent approximately 4.43%, 3.21% and 2.98% (total of 10.62%) of 2012 revenues.
For the year ended December 31, 2013 and 2012, three properties accounted for more than 10% of total revenues in the aggregate. For the year ended December 31, 2013, Empire State Building represented approximately 13.01% of total revenues, One Grand Central Place represented approximately 20.99%, and First Stamford Place represented approximately 11.62%. For the year ended December 31, 2012, One Grand Central Place represented approximately 24.20% of total revenues, First Stamford Place represented approximately 13.93%, and 250 West 57th Street represented approximately 10.44%.
Asset Retirement Obligations
We are required to accrue costs that we are legally obligated to incur on retirement of our properties which result from acquisition, construction, development and/or normal operation of such properties. Retirement includes sale, abandonment or disposal of a property. Under that standard, a conditional asset retirement obligation represents a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within a company’s control and a liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated. Environmental site assessments and investigations have identified asbestos or asbestos-containing building materials in certain of our properties. As of December 31, 2013, management has no plans to remove or alter these properties in a manner that would trigger federal and other applicable regulations for asbestos removal, and accordingly, the obligations to remove the asbestos or asbestos-containing building materials from these properties have indeterminable settlement dates. As such, we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligation. However ongoing asbestos abatement, maintenance programs and other required documentation are carried out as required and related costs are expensed as incurred.
Other Environmental Matters
Certain of our properties have been inspected for soil contamination due to pollutants, which may have occurred prior to our ownership of these properties or subsequently in connection with its development and/or its use. Required remediation to such properties has been completed and as of December 31, 2013, ESRT management believes that there are no obligations related to environmental remediation other than maintaining the affected sites in conformity with the relevant authority’s mandates and filing the required documents. All such maintenance costs are expensed as incurred. We expect that resolution of the environmental matters relating to the above will not have a material impact on our business, assets, consolidated and combined financial condition, results of operations or liquidity. However, we cannot be certain that we have identified all environmental liabilities at our properties, that all necessary remediation actions have been or will be undertaken at our properties or that we will be indemnified, in full or at all, in the event that such environmental liabilities arise.
Insurance Coverage
We carry insurance coverage on our properties of types and in amounts with deductibles that we believe are in line with coverage customarily obtained by owners of similar properties.

Multiemployer Pension and Defined Contribution Plans
We contribute to a number of multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover its union-represented employees. The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects:

•	Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.

•	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

•
If we choose to stop participating in some of our multiemployer plans, we may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

We participate in various unions. The union which has significant employees and costs is as follows:
32BJ
We participate in the Building Service 32BJ, or Union, Pension Plan and Health Plan. The Pension Plan is a multi-employer, non-contributory defined benefit pension plan that was established under the terms of collective bargaining agreements between the Service Employees International Union, Local 32BJ, the Realty Advisory Board on Labor Relations, Inc. and certain other employees. This Pension Plan is administered by a joint board of trustees consisting of union trustees and employer trustees and operates under employer identification number 13-1879376. The Pension Plan year runs from July 1 to June 30. Employers contribute to the Pension Plan at a fixed rate on behalf of each covered employee. Separate actuarial information regarding such pension plans is not made available to the contributing employers by the union administrators or trustees, since the plans do not maintain separate records for each reporting unit. However, on September 28, 2011 and September 28, 2012, the actuary certified that for the plan years beginning July 1, 2010, July 1, 2011 and July 1, 2012, respectively, the Pension Plan was in critical status under the Pension Protection Act of 2006. The Pension Plan trustees adopted a rehabilitation plan consistent with this requirement. For each of the years ended June 30, 2013, 2012 and 2011, the Pension Plan received contributions from employers totaling $221.9 million, $212.7 million and $201.3 million, respectively.
The Health Plan was established under the terms of collective bargaining agreements between the Union, the Realty Advisory Board on Labor Relations, Inc. and certain other employers. The Health Plan provides health and other benefits to eligible participants employed in the building service industry who are covered under collective bargaining agreements, or other written agreements, with the Union. The Health Plan is administered by a Board of Trustees with equal representation by the employers and the Union and operates under employer identification number 13-2928869. The Health Plan receives contributions in accordance with collective bargaining agreements or participation agreements. Generally, these agreements provide that the employers contribute to the Health Plan at a fixed rate on behalf of each covered employee. For the years ended June 30, 2013, 2012 and 2011, the Health Plan received contributions from employers totaling $923.5 million, $893.3 million and $843.2 million, respectively.

Terms of Collective Bargaining Agreements
The most recent collective bargaining agreement for Local 32BJ commenced from January 1, 2012 through December 31, 2015 (prior agreement was from January 1, 2008 through December 31, 2011).

Contributions
Contributions we made to the multi-employer plans for the years ended December 31, 2013, 2012 and 2011 are included in the table below (amounts in thousands):

Benefit Plan	2013	2012	2011
Pension Plans (pension and annuity)*	$1,201	$768	$750
Health Plans**	3,319	2,013	1,899
Other***	232	160	165
Total plan contributions	$4,752	$2,941	$2,814

*	Pension plans include $0.4 million, $0.3 million and $0.4 million for the years ended 2013, 2012 and 2011, respectively, from multiemployer plans not discussed above.
** Health plans include $0.8 million, $0.5 million and $0.5 million for the years ended 2013, 2012 and 2011, respectively, from multiemployer plans not discussed above.
*** Other includes $0.05 million, $0.08 million and $0.05 million for the years ended 2013, 2012 and 2011, respectively, in connection with One Grand Central Place and 250 West 57th Street for multiemployer plans not discussed above for union costs which were not itemized between pension and health plans.
Note 11. Capital
As of December 31, 2013, there were approximately 245.5 million operating partnership units outstanding, of which approximately 95.6 million, or 38.9%, were owned by ESRT and approximately 149.9 million, or 61.1%, were owned by other partners, including ESRT directors, members of ESRT senior management and other ESRT employees.
Long-term incentive plan ("LTIP") units are a special class of partnership interests. Each LTIP unit awarded will be deemed equivalent to an award of one share of ESRT stock under the 2013 Equity Incentive Plan ("2013 Plan"), reducing the availability for other equity awards on a one-for-one basis. The vesting period for LTIP units, if any, will be determined at the time of issuance. Cash distributions on each LTIP unit, whether vested or not, will be the same as those made on the operating partnership units. Under the terms of the LTIP units, we will revalue for tax purposes its assets upon the occurrence of certain specified events, and any increase in valuation from the time of grant until such event will be allocated first to the holders of LTIP units to equalize the capital accounts of such holders with the capital accounts of unitholders. Subject to any agreed upon exceptions, once vested and having achieved parity with unitholders, LTIP units are convertible into operating partnership units on a one for one basis.
Distributions
During 2013, we declared a partial distribution of $0.0795 per operating partnership unit, which was paid on December 30, 2013, to securityholders of record on December 16, 2013 for the period from October 7, 2013 to December 31, 2013, representing a pro-ration of a full quarter distribution of $0.085 per share. Total distributions paid to unitholders during 2013 totaled $19.5 million.
Incentive and Share-Based Compensation
In connection with Offering, we adopted our 2013 Plan. The 2013 Plan provides for grants to directors, employees and consultants of our company and ESRT, stock options, restricted stock, dividend equivalents, stock payments, performance shares, LTIP units, stock appreciation rights and other incentive awards. An aggregate of approximately 12.2 million shares of

ESRT common stock are authorized for issuance under awards granted pursuant to the 2013 Plan, and as of December 31, 2013, approximately 11.1 million shares of ESRT common stock remain available for future issuance.
Concurrently with the closing of the Offering, we and ESRT made grants of LTIP units to executive officers under the 2013 Plan. At such time, we granted a total of 440,192 LTIP units that are subject to time-based vesting and 146,730 LTIP units that are subject to performance-based vesting, with fair market values of $5.4 million for the time-based vesting awards and $0.9 million for the performance-based vesting awards. The awards subject to time-based vesting vest in four substantially equal installments, subject to the grantee's continued employment. The first installment vests on the first anniversary of the grant date and the remainder will vest thereafter in three equal annual installments. The vesting of the LTIP units subject to performance-based vesting is based on the achievement of absolute and relative total stockholder return hurdles over a three-year performance period, commencing on October 2, 2013. Following the completion of the three-year performance period, our compensation committee will determine the number of shares to which the grantee is entitled based on our performance relative to the performance hurdles set forth in the LTIP units award agreements the grantee entered into in connection with the initial award grant. These units then vest in two substantially equal installments, with the first installment vesting on the third anniversary of the grant date and the second installment vesting on the fourth anniversary of the grant date, subject to the grantee's continued employment on those dates.
Concurrently with the closing of the Offering, we and ESRT made grants of LTIP units and ESRT restricted stock to certain other employees under the 2013 Plan. At such time, we and ESRT granted a total of 193,059 LTIP units and 119,146 shares of ESRT restricted stock that are subject to time-based vesting and 64,352 LTIP units and 39,706 shares of ESRT restricted stock that are subject to performance-based vesting, with fair market values of $3.9 million for the time-based vesting awards and $0.6 million for the performance-based vesting awards. These shares are subject to time-based and performance-based vesting, with the terms described above. We issued operating partnership units to ESRT for each share of restricted stock issued by ESRT.
Concurrently with the closing of the Offering, we made grants of LTIP units to our non-employee directors under the 2013 Plan. At such time, we granted a total of 69,228 LTIP units that are subject to time-based vesting, with fair market values of $0.9 million. The awards vest in three substantially equal installments, subject to the director's continued service on our Board of Directors. The first installment vests on the first anniversary of the grant date and the remainder will vest thereafter in two equal annual installments.
For the performance-based LTIP units and restricted stock awards, the fair value of the awards was estimated using a Monte Carlo Simulation model.  Our stock price, along with the prices of the comparative indexes, is assumed to follow the Geometric Brownian Motion Process.  Geometric Brownian Motion is a common assumption when modeling in financial markets, as it allows the modeled quantity (in this case, the stock price) to vary randomly from its current value and take any value greater than zero.  The volatilities of the returns on our stock price and the comparative indexes were estimated based on implied volatilities and historical volatilities using a six-year look-back period.  The expected growth rate of the stock prices over the performance period is determined with consideration of the risk free rate as of the grant date.  For LTIP units and restricted stock grants that are time-vesting, we estimate the stock compensation expense based on the fair value of the stock at the grant date.
LTIP units and ESRT restricted stock issued during the year ended December 31, 2013 were valued at $11.7 million. The weighted-average per unit or share fair value was $10.89 for grants in 2013. The per unit or share granted in 2013 was estimated on the date of grant using the following assumptions: an expected life of 3.0 years, a risk-free interest rate of 0.66%, and an expected price volatility of 28.0%.
No other stock options, dividend equivalents, or stock appreciation rights were issued or outstanding in 2013.
The following is a summary of ESRT restricted stock and LTIP unit activity the year ended December 31, 2013:

	ESRT Restricted Stock	LTIP Units	Weighted Average Grant Price
Granted	158,852	913,561	$13.00
Vested	(12,607)	—	13.00
Forfeited	(1,874)	—	13.00
Unvested balance at December 31, 2013	144,371	913,561	$13.00

The LTIP unit and ESRT restricted stock award agreements will immediately vest the later of the grantee attains the (i) age of 60 and (ii) the date on which grantee has first completed ten years of continuous service with our company or its affiliates. For award agreements that qualify, we recognize noncash compensation expense on the grant date for the time-based awards and ratably over the vesting period for the performance-based awards, and accordingly we recognized $2.3 million for the period October 7, 2013 through December 31, 2013. Unrecognized compensation expense was $0.3 million at December 31, 2013, which will be recognized over a period of 2.7 years.
For the remainder of the LTIP unit and ESRT restricted stock awards, we recognize noncash compensation expense ratably over the vesting period, and accordingly, we recognized $0.7 million in noncash compensation expense for the period October 7, 2013 through December 31, 2013. Unrecognized compensation expense was $8.3 million at December 31, 2013, which will be recognized over a weighted average period of 3.6 years.
Earnings Per Unit
Earnings per unit for the period October 7, 2013 through December 31, 2013 is computed as follows (amounts in thousands):

2013
Numerator:
Net income - basic and diluted	$193,431

Denominator:
Weighted average units outstanding - basic	245,445
Effective of dilutive securities - share-based compensation	37
Weighted average units outstanding - dilutive	245,482
There were no antidilutive units as of December 31, 2013.
12. Related Party Transactions
Formation Transactions
Each property that is owned by us was owned directly or indirectly by the entities comprising our predecessor or was a property in which our predecessor had a non-controlling interest. Each of the existing entities had entered into a contribution agreement with us and ESRT in connection with the formation transactions, pursuant to which substantially concurrently with the completion of the Offering it contributed its assets (including its ownership interests in any of the properties) and liabilities to us in exchange for shares of ESRT common stock, operating partnership units and/or cash, which it distributed to its equity owners in accordance with their individual elections. Each of our predecessor’s management companies had entered into a merger agreement with us and ESRT in connection with the formation transactions, pursuant to which certain of our subsidiaries merged with and into such management company or pursuant to which such management company merged with and into subsidiaries of us in exchange for shares of ESRT's common stock and/or operating partnership units, which was issued to the equity owners of such management company. In addition, each of (i) the Malkin Group (as defined below) and (ii) the estate of Leona M. Helmsley and entities affiliated therewith, including the Leona M. and Harry B. Helmsley Charitable Trust, entered into contribution agreements and merger agreements with us and ESRT, pursuant to which each of them contributed their direct or indirect interests in certain existing entities to us in exchange for operating partnership units, shares of ESRT common stock and/or cash. The operating partnership units that were issued and shares of ESRT common stock that ESRT issued in the formation transactions to investors in the public existing entities were registered pursuant to a registration statement on Form S-4 that we separately filed with the Securities and Exchange Commission (the "SEC"). To the extent that ESRT or its subsidiaries (other than us) were a party directly to certain mergers in the formation transactions, ESRT contributed the assets and liabilities received in such merger transactions to us in exchange for operating partnership units. The value of the shares of ESRT's common stock and operating partnership units that we issued, and the amount of cash that we paid, in connection with the formation transactions aggregated $2.8 billion based on the actual public offering price of ESRT's Class A common stock in the Offering. The existing entities and our predecessor’s management companies declared final distributions, inclusive of reimbursement of expenses incurred in connection with the formation transactions, to the investors in such entities, including members of our senior management team and certain of our directors, in an amount of approximately $180.0 million in the aggregate, and of which $38.9 million was paid to the Malkin Group, including Peter L. Malkin and Anthony E. Malkin, in accordance to their ownership interests in each applicable existing entity and predecessor management company.

The contribution agreements and the merger agreements referenced above generally contained representations by existing entities and predecessor management companies with respect to the ownership of their assets and certain other limited matters. While these representations and warranties survived the closing of the formation transactions, neither the existing entities nor any of their members, managers, officers or employees, to the extent applicable, will be liable for any breaches of the surviving representations or warranties. Accordingly, our sole remedy against the existing entities (which liquidated after completion of the formation transactions) would be for breach of contract. Additionally, the continuing investors provided us with no indemnification for breaches of the surviving representations and warranties contained in the merger agreements and contribution agreements. However, in connection with the formation transactions, Anthony E. Malkin and his siblings, Scott D. Malkin and Cynthia M. Blumenthal, entered into a representation, warranty and indemnity agreement, with us, pursuant to which they made limited representations and warranties to us regarding the entities, properties and assets that we acquired the formation transactions for one year following the completion of the Offering and agreed to indemnify us and ESRT for breaches of such representations subject to a $1.0 million deductible and a cap of $25.0 million. They pledged operating partnership units and shares of ESRT Class A common stock to us with a value equal to $25.0 million in order to secure their indemnity obligation, and such operating partnership units and shares of ESRT common stock are our sole recourse in the case of a breach of any representation or warranty or other claim for indemnification.
Under the contribution and merger agreements, Anthony E. Malkin directly and/or indirectly received 210,289 shares of ESRT Class A common stock, 586,095 shares of ESRT Class B common stock, and 28,718,631 operating partnership units, representing, in aggregate, a 12.0% beneficial interest in ESRT and the Company on a fully diluted basis, and Peter L. Malkin directly and/or indirectly received 2,772 shares of ESRT Class A common stock, 100,084 shares of ESRT Class B common stock, and 6,027,867 operating partnership units representing, in aggregate, a 2.5% beneficial interest in ESRT and the Company on a fully diluted basis. The Malkin Group, which includes Anthony E. Malkin, Peter L. Malkin and their related parties and affiliates, directly and/or indirectly received 396,025 shares of ESRT Class A common stock, 747,435 shares of ESRT Class B common stock, and 37,748,249 operating partnership units, representing, in aggregate, a 15.8% beneficial interest in ESRT and the Company on a fully diluted basis. Other members of ESRT's senior management team received an aggregate of 1,167,336 operating partnership units, and 2,407 shares of ESRT's Class B common stock representing a 0.5% interest in ESRT and the Company on a fully diluted basis.
We did not conduct arm’s-length negotiations with the parties involved regarding the terms of the formation transactions. In the course of structuring the formation transactions, certain members of ESRT's senior management team and other contributors had the ability to influence the type and level of benefits they received from us. Additionally, Anthony E. Malkin has a conflict of interest because we entered into agreements granting us the option to acquire long-term leasehold and/or sub-leasehold interests in the option properties in which the Malkin Group controls and owns economic interests. As a result, an exercise of such options by us could economically benefit him. A majority of ESRT's independent directors must approve the price and terms of the acquisition of interests in each of our option properties.
The term “Malkin Group” means all of the following, as a group: Anthony E. Malkin, Peter L. Malkin and each of their spouses and lineal descendants (including spouses of such descendants), any estates of any of the foregoing, any trusts now or hereafter established for the benefit of any of the foregoing, or any corporation, partnership, limited liability company or other legal entity controlled by Anthony E. Malkin or any permitted successor in such entity for the benefit of any of the foregoing; provided, however that solely with respect to tax protection rights and parties who entered into the contribution agreements described in this Annual Report on Form 10-K, the Malkin Group shall also include the lineal descendants of Lawrence A. Wien and his spouse (including spouses of such descendants), any estates of the foregoing, any trusts now or hereafter established for the benefit of any of the foregoing, or any corporation, partnership, limited liability company or other legal entity controlled by Anthony E. Malkin for the benefit of the foregoing.
Tax Protection Agreement
In connection with the completion of the Offering and the related formation transactions, we and ESRT entered into a tax protection agreement with Anthony E. Malkin and Peter L. Malkin that is intended to protect the Malkin Group and an additional third party investor in Metro Center (who was one of the original landowners and was involved in the development of the property) against certain of the tax consequences described above to a limited extent.

First, this agreement provides that we will not sell, exchange, transfer or otherwise dispose of four properties, which we refer to in this section as protected assets, or any interest in a protected asset for a period of 12 years, with respect to First Stamford Place and the later of (x) eight years or (y) the death of Peter L. Malkin and Isabel W. Malkin who are 80 and 77 years old, respectively, for the three other protected assets, Metro Center, 10 Bank Street and 1542 Third Avenue, unless:
(1)Anthony E. Malkin consents to the sale, exchange, transfer or other disposition; or
(2)we deliver to each protected party thereunder a cash payment intended to approximate the tax liability arising from the recognition of the pre-contribution built-in gain resulting from the sale, exchange, transfer or other disposition of such protected asset (with the pre-contribution “built-in gain” being not more than the taxable gain that would have been recognized by such protected party had the protected asset been sold for fair market value in a taxable transaction at the time of the consolidation) plus an additional amount so that, after the payment of all taxes on amounts received pursuant to the agreement (including any tax liability incurred as a result of receiving such payment), the protected party retains an amount equal to such protected party’s total tax liability incurred as a result of the recognition of the pre-contribution built-in gain pursuant to such sale, exchange, transfer or other disposition; or
(3)the disposition does not result in a recognition of any built-in gain by the protected party
Second, with respect to the Malkin Group, including Anthony E. Malkin and Peter L. Malkin, and one additional third party investor in Metro Center (who was one of the original landowners and was involved in the development of the property), to protect against gain recognition resulting from a reduction in such continuing investor’s share of the operating liabilities, the agreement provides that during the period from the closing of the Offering until such continuing investor owns less than the aggregate number of operating partnership units and shares of ESRT common stock equal to 50% of the aggregate number of such units and shares they received in the related formation transactions, which we refer to in this section as the tax protection period, we will (i) refrain from prepaying any amounts outstanding under any indebtedness secured by the protected assets and (ii) use our commercially reasonable efforts to refinance such indebtedness at or prior to maturity at its current principal amount, or, if we are unable to refinance such indebtedness at its current principal amount, at the highest principal amount possible. The agreement also provides that, during the tax protection period, we will make available to such continuing investors the opportunity (i) to enter into a “bottom dollar” guarantee of their allocable share of $160.0 million of our aggregate indebtedness meeting certain requirements or (ii) in the event we have recourse debt outstanding and such a continuing investor agrees in lieu of guaranteeing debt pursuant to clause (i) above, to enter into a deficit restoration obligation, in each case, in a manner intended to provide an allocation of our liabilities to the continuing investor. In the event that a continuing investor guarantees our debt, such continuing investor will be responsible, under certain circumstances, for the repayment of the guaranteed amount to the lender in the event that the lender would otherwise recognize a loss on the loan, such as, for example, if property securing the loan was foreclosed and the value was not sufficient to repay a certain amount of the debt. A deficit restoration obligation is a continuing investor’s obligation, under certain circumstances, to contribute a designated amount of capital to us upon our liquidation in the event that our assets are insufficient to repay our liabilities.
Because we expect that we will at all times have sufficient liabilities to allow us to meet our obligations to allocate liabilities to our partners that are protected parties under the tax protection agreement, our indemnification obligation with respect to “certain tax liabilities” would generally arise only in the event that we dispose in a taxable transaction of a protected asset within the period specified above in a taxable transaction. In the event of such a disposition, the amount of our indemnification obligation would depend on several factors, including the amount of “built-in gain,” if any, recognized and allocated to the indemnified partners with respect to such disposition and the effective tax rate to be applied to such gain at the time of such disposition.
Our partnership agreement requires that allocations with respect to such acquired property be made in a manner consistent with Section 704(c) of the Code. Treasury Regulations issued under Section 704(c) of the Code provide partnerships with a choice of several methods of allocating book-tax differences. Under the tax protection agreement, we have agreed to use the “traditional method” for accounting for book-tax differences for the properties acquired by us in the consolidation. Under the traditional method, which is the least favorable method from our perspective, the carryover basis of the acquired properties in our hands (i) may cause us to be allocated lower amounts of depreciation and other deductions for tax purposes than would be allocated to us if all of the acquired properties were to have a tax basis equal to their fair market value at the time of acquisition and (ii) in the event of a sale of such properties, could cause us to be allocated gain in excess of its corresponding economic or book gain (or taxable loss that is less than its economic or book loss), with a corresponding benefit to the partners transferring such properties to us for interests in us.
Partnership Agreement

Pursuant to our partnership agreement, limited partners will have rights beginning 12 months after the completion of the Offering to require us to redeem all or part of their operating partnership units for cash equal to the then-current market value of an equal number of shares of ESRT Class A common stock (determined in accordance with and subject to adjustment under the partnership agreement), or, at ESRT's election, to exchange their operating partnership units for shares of ESRT Class A common stock on a one-for-one basis subject to certain adjustments and the restrictions on ownership and transfer.
Registration Rights
We entered into a registration rights agreement with certain persons receiving shares of ESRT common stock or operating partnership units in the formation transactions, including certain members of ESRT's senior management team and our other continuing investors. Under the registration rights agreement, subject to certain limitations, not later than 12 months from the beginning of the first full calendar month following the completion of the Offering, ESRT will file one or more registration statements, which we refer to as the resale shelf registration statements, covering the resale of all shares of ESRT Class A common stock issued in the formation transactions (to the extent not already registered), all shares of ESRT Class A common stock issued to ESRT's independent directors, all shares of ESRT Class A common stock issued to members of ESRT's senior management team pursuant to the Equity Incentive Plan, and all shares of ESRT Class A common stock that may be issued upon redemption of operating partnership units or upon conversion of ESRT Class B common stock, or collectively the registrable shares. ESRT may, at its option, satisfy its obligation to prepare and file a resale shelf registration statement with respect to shares of ESRT Class A common stock issued upon redemption of operating partnership units or issued upon conversion of shares of ESRT Class B common stock by filing one or more issuer shelf registration statements which, collectively with the resale shelf registration statements, we refer to as the shelf registration statements, registering the issuance by ESRT of shares of ESRT Class A common stock under the Securities Act, provided that ESRT will be obligated to file an issuer shelf registration statement with respect to shares of ESRT Class A common stock issued upon redemption of operating partnership units or issued upon conversion of shares of ESRT Class B common stock to continuing investors in the public existing entities. ESRT has agreed to use its commercially reasonable efforts to cause each shelf registration statement to be declared effective within 120 days of filing, which we refer to as the shelf effective date. Commencing upon the shelf effective date, under certain circumstances, ESRT will also be required to undertake an underwritten offering upon the written request of the Malkin Group, which we refer to as the holder, provided (i) the registrable shares to be registered in such offering will have a market value of at least $150.0 million, (ii) ESRT will not be obligated to effect more than two underwritten offerings during any 12-month period following the resale shelf effective date; and (iii) the holder will not have the ability to effect more than four underwritten offerings. In addition, commencing April 8, 2014 and ending on the shelf effective date (unless the resale shelf registration statement has not been declared effective on the shelf effective date, in which case during each 180 day period following the shelf effective date), the holder will have demand rights to require ESRT, subject to certain limitations, to undertake an underwritten offering with respect to the registrable shares having a market value of at least $150.0 million under a registration statement, provided, however, that any such registration shall not be counted for purposes of determining the four underwritten offerings described in the preceding sentence. In addition, if ESRT files a registration statement with respect to an underwritten offering for its own account or on behalf of the holder, the holder will have the right, subject to certain limitations, to register such number of registrable shares held by him, her or it as each such holder requests. With respect to underwritten offerings on behalf of the holder, ESRT will have the right to register such number of primary shares as it requests; provided, however, that if cut backs are required by the managing underwriters of such an offering, ESRT's primary shares shall be cutback first (but in no event will our shares be cut back to less than $25.0 million).
ESRT has also agreed to indemnify the persons receiving rights against specified liabilities, including certain potential liabilities arising under the Securities Act, or to contribute to the payments such persons may be required to make in respect thereof. ESRT has agreed to pay all of the expenses relating to the registration and any underwritten offerings of such securities, including, without limitation, all registration, listing, filing and stock exchange or FINRA fees, all fees and expenses of complying with securities or “blue sky” laws, all printing expenses and all fees and disbursements of counsel and independent public accountants retained by ESRT, but excluding underwriting discounts and commissions, any out-of-pocket expenses (except ESRT will pay any holder’s out-of-pocket fees (including disbursements of such holder’s counsel, accountants and other advisors) up to $25,000 in the aggregate for each underwritten offering and each filing of a resale shelf registration statement or demand registration statement), and any transfer taxes.
Employment Agreement and Change in Control Severance Agreements
In connection with the completion of the Offering, ESRT entered into an employment agreement with Anthony E. Malkin, which provides for salary, bonuses and other benefits, including among other things, severance benefits upon a termination of employment under certain circumstances and the issuance of equity awards. In addition, ESRT entered into change in control severance agreements with David A. Karp, Thomas P. Durels and Thomas N. Keltner, Jr.

Indemnification of Our Directors and Officers
In connection with the completion of the Offering, we entered into indemnification agreements with each of ESRT's directors, executive officers, chairman emeritus and certain other parties, providing for the indemnification by us for certain liabilities and expenses incurred as a result of actions brought, or threatened to be brought, against (i) ESRT's directors, executive officers and chairman emeritus and (ii) ESRT's executive officers, chairman emeritus and certain other parties who are former members, managers, stockholders, directors, limited partners, general partners, officers or controlling persons of our predecessor in their capacities.
Option Agreements
We and ESRT have executed option agreements with affiliates of our predecessor granting us the right to acquire long-term leasehold and/or sub-leasehold interests in 1400 Broadway and/or 112 West 34th Street (including fee title interest in a small connected structure at 122 West 34th Street), both office properties in midtown Manhattan (the “option properties”). Our subsidiary currently supervises each of the option properties pursuant to a management agreement entered into by our subsidiary and the owners of the option properties. The purchase price for each of the option properties will be based on an appraisal by independent third parties, unless we and the owners of the option properties, with the consent of the estate of Leona M. Helmsley (a member of affiliates of our predecessor and of the owners of option properties), agree to a negotiated price. We and the owners of the option properties are utilizing the appraisal process set forth in the option agreements. The deadline for the appraised value to be determined is April 7, 2014. Following such determination, we have five months within which to decide whether to exercise the option, and approximately 90 days thereafter to close any resulting purchase. As part of the option agreements, we have agreed that Anthony E. Malkin, ESRT's Chairman, Chief Executive Officer and President, will not participate in the negotiations and valuation process on our behalf. ESRT's Chairman Emeritus, Peter L. Malkin, has also agreed not to participate in the process. In addition our Board of Directors has appointed a special committee consisting of independent members of such Board to review the appraisal or negotiation process on its behalf. A majority of the independent members of such Board of Directors must approve the price and terms of the acquisition of interests in each of the option properties. The purchase price is payable in a combination of cash, shares of ESRT common stock and operating partnership units, but the estate of Leona M. Helmsley will have the right to elect to receive all cash. Our option expires on the later of (i) March 19, 2014 with respect to 112-122 West 34th Street and July 29, 2014 with respect to 1400 Broadway (which dates are 12 months in each case after the recently resolved litigation with respect to such property) or (ii) five months after the completion of the independent valuation described above, which completion shall not be later than six months following the closing of the Offering, but such expiration shall in no event be later than seven years from the completion of the Offering.
Excluded Properties and Businesses
Our portfolio represents all of our predecessor’s Manhattan and greater New York metropolitan area office and retail assets in which it holds a majority interest. The Malkin Group, including Anthony E. Malkin, our Chairman, Chief Executive Officer and President, owns non-controlling interests in, and Anthony E. Malkin and Peter L. Malkin control the general partners or managers of, the entities that own interests in six multi-family properties, five net leased retail properties, one former post office property in Greenwich, Connecticut which has recently commenced conversion into a single tenant property following the recent receipt of zoning authorization for such conversion, and a development parcel that is zoned for residential use. The Malkin Group also owns non-controlling interests in one Manhattan office property, two Manhattan retail properties and several retail properties outside of Manhattan, none of which will be contributed to us in the formation transactions. We refer to the non-controlling interests described above collectively as the excluded properties. In addition, the Malkin Group owns interests in six mezzanine and senior equity funds, two industrial funds, five residential property managers and a registered broker dealer, none of which was contributed to us in the formation transactions, and which we refer to collectively as the excluded businesses. The Malkin Group owns certain non-real estate family investments that will not be contributed to us in the formation transactions. Other than the Greenwich retail property, we do not believe that the excluded properties or the excluded businesses are consistent with our portfolio geographic or property type composition, management or strategic direction.
Pursuant to management and/or service agreements with the owners of interests in those excluded properties and services agreements with the five residential property managers and the managers of certain other excluded businesses which historically were managed by affiliates of our predecessor, we are designated as the manager of the excluded properties and will provide services to the owners of certain of the excluded properties and the five residential property managers and provide services and access to office space to the existing managers of the other excluded businesses (other than with respect to the registered broker dealer). As the manager or service provider, we are paid a management or other fee with respect to those excluded properties and excluded businesses (other than with respect to the registered broker dealer) where our predecessor had previously received a management fee on the same terms as the fee paid to our predecessor, and reimbursed for our costs in providing the management and other services to those excluded properties and businesses where our predecessor had not previously received a management fee. ESRT's management of the excluded properties and provision of services to the five residential property managers and the existing managers of the other excluded businesses will represent a minimal portion of our overall business. There is no established time period in which we will manage such properties or provide services to the owners of certain of the excluded properties and the five residential property managers and provide services and access to office space to the existing managers of the other excluded businesses and Peter L. Malkin and Anthony E. Malkin expect to sell certain of these properties or unwind certain of these businesses over time. We are not precluded from acquiring all or certain interests in the excluded properties or businesses. If we were to attempt any such acquisition, we anticipate that Anthony E. Malkin, ESRT's Chairman, Chief Executive Officer and President, will not participate in the negotiation process on our behalf with respect to our potential acquisition of any of these excluded properties or businesses and the approval of a majority of ESRT's independent directors will be required to approve any such acquisition.
Reimbursement of Pre-Closing Transaction Costs
As part of the contribution and option agreements, $103.8 million of expenses incurred in connection with the formation transactions and the Offering were reimbursed from the proceeds of the Offering. The existing entities and our predecessor's management companies declared final distributions, inclusive of reimbursement of these expenses, to the investors in such entities, including members of our senior management team and certain of our directors, in an amount of approximately $180.0 million in the aggregate, and of which $38.9 million was paid to the Malkin Group, including Peter L. Malkin and Anthony E. Malkin, in accordance to their ownership interests in each applicable existing entity and predecessor management company.
Repayment of Loans to Property Owning Entities
We used a portion of the net proceeds from the Offering to repay a loan in the amount of $3.6 million made in connection with 500 Mamaroneck Avenue to fund leasing costs at the property, of which approximately $1.2 million of such loan was made by Anthony E. Malkin and Peter L. Malkin. In addition, we assumed a loan in the amount of $3.8 million, made by an entity that was controlled by, and interests in which were held by, Anthony E. Malkin and Peter L. Malkin, to fund cash needs including the payment of leasing commissions and expenditures on tenant installations at First Stamford Place. We used our secured revolving and term credit facility to fully repay this loan shortly after the closing of the Offering.
Releases of Guarantees
Peter L. Malkin and Anthony E. Malkin were released from or otherwise indemnified for liabilities arising under certain guarantees and indemnities with respect to approximately $1.3 billion of mortgage loans (including currently undrawn amounts) on our properties, which were assumed by us upon closing of the formation transactions in respect of obligations arising after the closing. The guarantees and indemnities with respect to all of the indebtedness are, in most instances, limited to losses incurred by the applicable lender arising from acts such as fraud, misappropriation of funds, intentional breach, bankruptcy and certain environmental matters. In connection with our assumption of these mortgage loans, we had the guarantors and/or indemnitors released from these guarantees and indemnities and we assumed any such guarantee and indemnity obligations as replacement guarantor and/or indemnitor, except with respect to one $250.0 million mortgage loan on First Stamford Place. We entered into an indemnification agreement with Peter L. Malkin and Anthony E. Malkin pursuant to which we are obligated to indemnify Peter L. Malkin and Anthony E. Malkin for any amounts paid by them under the guarantees and/or indemnities with respect to this mortgage loan.
Services are and were provided by us or our predecessor to affiliates of the sponsors. These affiliates were related parties because beneficial interests were or are held, directly or indirectly, by the sponsors, their affiliates and their family members.
During the years ended December 31, 2013, 2012 and 2011, we or our predecessor engaged in various transactions with affiliates of the sponsors and their family members. These transactions are reflected in our consolidated and our predecessor's combined statements of operations as third-party management and other fees and the unpaid balances are reflected in the due from affiliated companies on our predecessor's combined balance sheets.
Supervisory Fee Revenue

We or our predecessor earned supervisory fees from affiliated entities not included in our consolidated and our predecessor's combined financial statements of $2.8 million, $1.9 million and $2.1 million during the years ended December 31, 2013, 2012 and 2011, respectively. These fees are included within third-party management and other fees.
We or our predecessor earned supervisory fees from uncombined entities included in our predecessor's combined financial statements on the equity method of $0.6 million, $0.8 million and $1.2 million during the years ended December 31, 2013, 2012 and 2011. These fees are included within third-party management and other fees.
Property Management Fee Revenue
We or our predecessor earned property management fees from affiliated entities not included in our consolidated and our predecessor's combined financial statements of $1.6 million, $1.0 million and $0.9 million during the years ended December 31, 2013, 2012 and 2011 respectively. These fees are included within third-party management and other fees.
We or our predecessor earned property management fees from uncombined entities included in our predecessor's combined financial statements on the equity method of $0.1 million, $1.2 million and $0.7 million during the years ended December 31, 2013. 2012 and 2011, respectively. These fees are included within third-party management and other fees.
Lease Commissions
We or our predecessor earned leasing commissions from affiliated entities not included in our consolidated and our predecessor's combined financial statements of $0.0 million, $0.2 million and $0.0 million during the years ended December 31, 2013, 2012 and 2011, respectively. These fees are included within third-party management and other fees.
Profit Share
We or our predecessor received additional payments equal to a specified percentage of distributions in excess of specified amounts, both being defined, from affiliated entities not included in our consolidated and our predecessor's combined financial statements. Our profits interest totaled $3.3 million, $0.7 million and $0.8 million during the years ended December 31, 2013, 2012 and 2011, respectively. These fees are included within other income and fees.
We or our predecessor received additional payments equal to a specified percentage of distributions in excess of specified amounts, both being defined, from uncombined entities included in our predecessor's combined financial statements on the equity method. Our predecessor's profits interest totaled $0.4 million, $0.9 million and $0.9 million during the years ended December 31, 2013, 2012 and 2011, respectively. These fees are included within other income and fees.
Other Fees and Disbursements from Non-Controlled Affiliates
We or our predecessor earned other fees and disbursements from affiliated entities not included in our consolidated and our predecessor's combined financial statements of $0.02 million, $0.6 million and $0.9 million during the years ended December 31, 2013, 2012 and 2011, respectively. These fees are included within other income and fees.
Our predecessor earned other fees and disbursements from uncombined subsidiaries included in its combined financial statements on the equity method of $1.1 million, $1.3 million and $1.2 million during the years ended December 31, 2013, 2012 and 2011, respectively. These fees are included within other income and fees.
Included in these other fees are reimbursements from uncombined entities included in our predecessor's combined financial statements on the equity method for offering costs related to the Offering of $1.1 million, $1.3 million and $1.2 million during the years ended December 31, 2013, 2012 and 2011, respectively, of which $0.0 million, $0.4 million and $0.9 million were included in due from affiliated companies as of December 31, 2013, 2012 and 2011, respectively.
Family Office Services
Family office services mainly comprise accounting and bookkeeping services. During the years ended December 31, 2013, 2012 and 2011, we and our predecessor provided certain family office services to the sponsors. The sponsors reimbursed us for direct costs in the amount of $1.1 million, $0.8 million and $0.8 million, in 2013, 2012 and 2011, respectively.

Other
Included in Tenant and other receivables are amounts due from partners and stockholders of $0.08 million, $0.5 million and $0.5 million during the years ended December 31, 2013, 2012 and 2011, respectively.
13. Segment Reporting
We have identified two reportable segments: (1) Real Estate and (2) Observatory. Our real estate segment includes all activities related to the ownership, management, operation, acquisition, repositioning and disposition of our real estate assets. Our observatory segment operates the 86th and 102nd floor observatories at the Empire State Building. These two lines of businesses are managed separately because each business requires different support infrastructures, provides different services and has dissimilar economic characteristics such as investments needed, stream of revenues and different marketing strategies. We account for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. We include our construction operation in "Other" and it includes all activities related to providing construction services to tenants and to other entities within and outside our company.

The following tables provides components of segment profit for each segment for the years ended December 31, 2013, 2012 and 2011, as reviewed by management (amounts in thousands):

	Period from October 7, 2013 through December 31, 2013
	Real Estate		Observatory	Other	Totals
Revenues from external customers	$98,564		$23,735	$5,264	$127,563
Intersegment revenues	20,134	(1)	—	1,537	21,671
Total revenues	118,698		23,735	6,801	149,234
All operating expenses, excluding noncash items	(51,643)		(25,743)	(6,792)	(84,178)
Interest expense	(13,147)		—	—	(13,147)
Depreciation and amortization expense	(27,376)		(4)	(5)	(27,385)
Segment profit (loss)	$26,532		$(2,012)	$4	$24,524
Segment assets	$2,218,143		$249,084	$8,834	$2,476,061
Expenditures for segment assets	$56,434		$—	$—	$56,434
___________

(1)	The observatory pays a market-based rent payment comprised of fixed and percentage rent to the Empire State Building.

	Period from January 1, 2013 through October 6, 2013
	Real Estate	Other	Totals
Revenues from external customers	$187,284	$18,636	$205,920
Intersegment revenues	56	6,837	6,893
Total revenues	187,340	25,473	212,813
All operating expenses, excluding noncash items	(65,628)	(25,824)	(91,452)
Interest expense	(50,660)	—	(50,660)
Depreciation and amortization expense	(38,963)	(19)	(38,982)
Equity in net income of non-controlled entities	14,875	—	14,875
Segment profit	$46,964	$(370)	$46,594
Segment assets	$1,023,333	$10,585	$1,033,918
Investment in non-controlled entities	$88,304	$—	$88,304
Expenditures for segment assets	$55,820	$130	$55,950

	2012
	Real Estate	Other	Totals
Revenues from external customers	$241,292	$18,902	$260,194
Intersegment revenues	74	5,714	5,788
Total revenues	241,366	24,616	265,982
All operating expenses, excluding noncash items	(85,848)	(24,734)	(110,582)
Interest expense	(54,394)	—	(54,394)
Depreciation and amortization expense	(42,661)	(29)	(42,690)
Equity in net income of non-controlled entities	14,348	—	14,348
Segment profit (loss)	$72,811	$(147)	$72,664
Segment assets	$964,160	$11,514	$975,674
Investment in non-controlled entities	$76,879	$—	$76,879
Expenditures for segment assets	$87,659	$—	$87,659

	2011
	Real Estate	Other	Totals
Revenues from external customers	$247,191	$47,560	$294,751
Intersegment revenues	73	6,476	6,549
Total revenues	247,264	54,036	301,300
All operating expenses, excluding noncash items	(85,833)	(52,122)	(137,955)
Interest expense	(54,746)	—	(54,746)
Depreciation and amortization expense	(35,481)	(32)	(35,513)
Equity in net income of non-controlled entities	3,893	—	3,893
Segment profit (loss)	$75,097	$1,882	$76,979
Segment assets	$916,617	$15,728	$932,345
Investment in non-controlled entities	$72,626	$—	$72,626
Expenditures for segment assets	$60,582	$—	$60,582

The following table provides a reconciliation of segment data to the combined financial statements:

	Company	Predecessor
	Period from October 7, 2013 through December 31, 2013	Period from January 1, 2013 through October 6, 2013	2012	2011
Revenue reconciliation
Total revenues for reportable segments	$149,234	$212,813	$265,982	$301,300
Other revenues	20	152	100	37
Elimination for intersegment revenues	(21,671)	(6,893)	(5,788)	(6,549)
Total combined revenues	$127,583	$206,072	$260,294	$294,788
Profit or loss
Total profit or loss for reportable segments	$24,524	$46,594	$72,664	$76,979
Other profit or loss items	(15,329)	(23,600)	(20,963)	(15,541)
Formation transaction expenses	—	(4,507)	(2,247)	(2,845)
Elimination for intersegment profit or loss	(207)	(871)	(911)	(959)
Unallocated amounts:
Investment income	20	152	100	37
Settlement expense	—	(55,000)	—	—
Aircraft expenses	—	—	—	(274)
Acquisition expenses	(138,140)	—	—	—
Gain on consolidation of non-controlled entities	322,563	—	—	—
Net income	$193,431	$(37,232)	$48,643	$57,397

14. Summary of Quarterly Financial Information (unaudited)

The quarterly results of operations of our company and our predecessor for the years ended December 31, 2013 and 2012 are as follows (amounts in thousands):

	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013 (1)
Revenues	$62,420	$59,569	$62,278	$149,388

Net income	$1,930	$3,071	$2,281	$148,917

	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Revenues	$59,842	$57,404	$59,415	$83,633

Net income	$10,811	$6,774	$9,015	$22,043
___________

(1)	The results of operations of our predecessor for October 1, 2013 through October 6, 2013 and the results of operations of our company for October 7, 2013 through December 31, 2013 have been combined.

14. Subsequent Events
On February 21, 2014, our sole general partner, ESRT, acting through its Board of Directors declared a distribution of $0.085 per unit for the first quarter 2014, payable to holders of ESRT's Class A common stock and Class B common stock and to holders of our Series ES, Series 250 and Series 60 OP Units (NYSE Arca: ESBA, FISK and OGCP, respectively) and Series

PR OP Units. The distribution will be payable in cash on March 31, 2014 to securityholders of record at the close of business on March 14, 2014.

Empire State Realty OP, L.P. and Empire State Realty OP, L.P. Predecessor
Schedule II—Valuation and Qualifying Accounts
(amounts in thousands)

Description	Balance At Beginning of Year	Additions Charged Against Operations	Uncollectible Accounts Written-Off	Balance at End of Year
Year ended December 31, 2013
Allowance for doubtful accounts	$923	$(448)	$240	$715
Year ended December 31, 2012
Allowance for doubtful accounts	$1,652	$498	$(1,227)	$923
Year ended December 31, 2011
Allowance for doubtful accounts	$1,493	$1,226	$(1,067)	$1,652

Empire State Realty OP, L.P. and Empire State Realty OP, L.P. Predecessor
Schedule III—Real Estate and Accumulated Depreciation
(amounts in thousands)

			Initial Cost to the Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at which Carried at 12/31/13
Development	Type	Encumbrances	Land	Building & Improvements	Improvements	Carrying Costs	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on which depreciation in latest income statement is computed
1333 Broadway, New York, NY	office/ retail	78,121	91,435	120,190	81	n/a	91,435	120,271	211,706	(927)	1915	2013	various
1350 Broadway, New York, NY	office/ retail	56,848	0	102,518	1,345	n/a	0	103,863	103,863	(925)	1929	2013	various
250 West 57th Street, New York, NY	office/ retail	57,873	2,117	5,041	67,432	n/a	2,117	72,473	74,590	(19,775)	1921	1953	various
501 Seventh Avenue, New York, NY	office/ retail	45,925	1,100	2,600	75,390	n/a	1,100	77,990	79,090	(27,227)	1923	1950	various
1359 Broadway, New York, NY	office/ retail	45,023	1,233	1,809	43,532	n/a	1,233	45,341	46,574	(15,523)	1924	1953	various
350 Fifth Avenue (Empire State Building), New York, NY	office/ retail	325,000	21,551	38,934	471,196	n/a	21,551	510,130	531,681	(35,264)	1930	2013	various
One Grand Central Place, New York, NY	office/ retail	92,989	7,240	17,490	137,599	n/a	7,240	155,089	162,329	(57,124)	1930	1954	various
First Stamford Place, Stamford, CT	office	245,629	22,952	122,739	36,964	n/a	24,861	157,794	182,655	(52,803)	1986	2001	various
One Station Place, Stamford, CT (Metro Center)	office	96,158	5,313	28,602	9,860	n/a	5,313	38,462	43,775	(23,660)	1987	1984	various
383 Main Avenue, Norwalk, CT	office	30,403	2,262	12,820	9,320	n/a	2,262	22,140	24,402	(8,573)	1985	1994	various
500 Mamaroneck Avenue, Harrison, NY	office	32,620	4,571	25,915	15,385	n/a	4,571	41,300	45,871	(15,344)	1987	1999	various
10 Bank Street, White Plains, NY	office	33,444	5,612	31,803	8,681	n/a	5,612	40,484	46,096	(14,448)	1989	1999	various
10 Union Square, New York, NY	retail	20,972	5,003	12,866	1,548	n/a	5,003	14,414	19,417	(5,798)	1987	1996	various
1542 Third Avenue, New York, NY	retail	19,011	2,239	15,266	102	n/a	2,239	15,368	17,607	(5,641)	1991	1999	various

1010 Third Avenue, New York, NY and 77 West 55th Street, New York, NY	retail	28,096	4,462	15,817	778	n/a	4,462	16,595	21,057	(6,453)	1962	1,998	various
69-97 Main Street, Westport, CT	retail	—	2,782	15,766	918	n/a	2,782	16,684	19,466	(4,543)	1922	2003	various
103-107 Main Street, Westport, CT	retail	—	1,243	7,043	(41)	n/a	1,243	7,002	8,245	(1,323)	1900	2006	various
Property for development at the Transportation Hub in Stamford CT	land	—	4,542	—	6,457	—	4,542	6,457	10,999	—	na	na	na
Totals		1,208,112	185,657	577,219	886,547	—	187,566	1,461,857	1,649,423	(295,351)
_______________

Empire State Realty OP, L.P. and Empire State Realty OP, L.P. Predecessor
Notes to Schedule III—Real Estate and Accumulated Depreciation
(amounts in thousands)
1. Reconciliation of Investment Properties
The changes in our investment properties for the years ended December 31, 2013, 2012 and 2011 are as follows:

	2013	2012	2011
Balance, beginning of year	$939,330	$856,151	$796,008
Acquisition of new properties	607,779	—	—
Improvements	130,346	85,409	70,821
Distribution of real property to owners prior to the formation transactions	(16,345)	—	—
Disposals	(11,687)	(2,230)	(10,678)
Balance, end of year	$1,649,423	$939,330	$856,151
The unaudited aggregate cost of investment properties for federal income tax purposes as of December 31, 2013 was $1,212,869.
2. Reconciliation of Accumulated Depreciation
The changes in our accumulated depreciation for the years ended December 31, 2013, 2012 and 2011 are as follows:

	2013	2012	2011
Balance, beginning of year	$257,091	$224,019	$205,542
Depreciation expense	49,947	35,302	29,155
Disposals	(11,687)	(2,230)	(10,678)
Balance, end of year	$295,351	$257,091	$224,019
Depreciation of investment properties reflected in the combined statements of operations is calculated over the estimated original lives of the assets as follows:

Buildings	39 years
Building improvements	39 years
Tenant improvements	Term of related lease