Form 10-K/A
period 2013-12-31
Empire State Realty OP, L.P.
filed 2014-03-27
CIK 1553079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 21, 2014, there were 46,134,135 units of the Registrants’ Series ES operating partnership units outstanding, 12,570,434 units of the Series 60 operating partnership units outstanding, and 6,578,014 units of the Series 250 operating partnership units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Our sole general partner is Empire State Realty Trust, Inc. Portions of the Empire State Realty Trust, Inc.’s Proxy Statement for its 2014 Annual Stockholders’ Meeting (which is scheduled to be held on June 11, 2014) to be filed within 120 days after the end of Empire State Realty Trust, Inc.’s fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of Empire State Realty OP, L.P. for the year ended December 31, 2013, originally filed on March 24, 2014 (the “Original Filing”), is being filed solely to refile the consent of our Independent Registered Public Accounting Firm included as Exhibit 23.1 in the Original Filing, which the edgarized version of the consent inadvertently omitted the date and the conformed signature of our Independent Registered Public Accounting Firm.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A also contains new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, which are attached hereto.

Except as expressly set forth in this Amendment No. 1, no other changes have been made to the Original Filing, and this Form 10-K/A does not modify, amend or update in any way any of the financial or other information contained in the Original Filing. This Form 10-K/A does not reflect events that may have occurred subsequent to the filing date of the Original Filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

EMPIRE STATE REALTY OP, L.P.

By: Empire State Realty Trust, Inc., its general partner

Date: March 27, 2014	By:	/s/ David A. Karp
Executive Vice President, Chief Financial
Officer and Treasurer

Exhibit Index

The following is a list of all exhibits filed as a part of this amended Annual Report on Form 10-K/A.

Exhibit No.	Description
23.1	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.