Form 10-Q
period 2014-06-30
Empire State Realty OP, L.P.
filed 2014-08-05
CIK 1553079

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2014

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
As of July 31, 2014, there were 46,134,135 units of the Registrants' Series ES operating partnership units outstanding, 12,570,434 units of the Series 60 operating partnership units outstanding, and 6,578,014 units of the Series 250 operating partnership units outstanding.

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

•
"enterprise value" means all outstanding shares of our Class A common stock at such time plus shares of Class A common stock that may be issuable upon the exchange of operating partnership units on a one-for-one basis and shares of Class A common stock issuable upon the conversion of Class B common stock on a one-for-one basis multiplied by the Class A common share price at June 30, 2014 plus consolidated debt at June 30, 2014;

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

•
"option properties" mean the long-term leasehold and/or sub-leasehold interests in 1400 Broadway and/or 112 West 34th Street (including fee title interest in a small connected structure at 122 West 34th Street) that we previously had a right to acquire and did acquire on July 15, 2014;

•
"our company," "we," "us" and "our" refer to Empire State Realty Trust, Inc., a Maryland real estate investment trust, together with its consolidated subsidiaries, including Empire State Realty OP, L.P., a Delaware limited partnership, which we refer to as "our operating partnership";

•
"our predecessor" means a combination of (i) controlling interests in (a) 16 office and retail properties, (b) one development parcel, and (c) certain management companies, which were owned by certain entities that Anthony E. Malkin and Peter L. Malkin, as sponsors, owned interests in and controlled, which we collectively refer to as the controlled entities, and (ii) non-controlling interests in four office properties (which include two of the 16 properties set forth in (i) above), held through entities which we collectively refer to as the "non-controlled entities" and are presented as uncombined entities in our consolidated financial statements. Specifically, the term “our predecessor” means (i) Malkin Holdings LLC, a New York limited liability company that acted as the supervisor of, and performed various asset management services and routine administration with respect to, certain of the existing entities, which we refer to as “the supervisor;” (ii) the limited liability companies or limited partnerships that previously (a) owned, directly or indirectly and either through a fee interest or a long-term leasehold in the underlying land, and/or (b) operated, directly or indirectly and through a fee interest, an operating lease, an operating sublease or an operating sub-sublease, the 18 office and retail properties (which include non-controlling interests in four office properties for which Malkin Holdings LLC acted as the supervisor but that are not consolidated into our predecessor for accounting purposes) and entitled land that will support the development of an approximately 380,000 rentable square foot office building and garage that we own after the formation transactions, which we refer to as the “existing entities;” (iii) Malkin Properties, L.L.C., a New York limited liability company that served as the manager and leasing agent for certain of the existing entities in Manhattan, which we refer to as “Malkin Properties;” (iv) Malkin Properties of New York, L.L.C., a New York limited liability company that served as the manager and leasing agent for certain of the existing entities in Westchester County, New York, which we refer to as “Malkin Properties NY;” (v) Malkin Properties of Connecticut, Inc., a Connecticut corporation that served as the manager and leasing agent for certain of the existing entities in the State of Connecticut, which we refer to as “Malkin Properties CT;” and (vi) Malkin Construction Corp., a Connecticut corporation that is a general contractor and provided services to certain of the existing entities and third parties (including certain tenants at the properties in our portfolio), which we refer to as “Malkin Construction.” The term “the predecessor’s management companies” refers to the supervisor, Malkin Properties, Malkin Properties NY, Malkin Properties CT and Malkin Construction, collectively;

•
"securityholder" means holders of our Class A common stock and Class B common stock and holders of our operating partnership's Series ES, Series 250, Series 60 and Series PR operating partnership units.

•	"traded OP units" mean our operating partnership's Series ES, 60 and 250 operating partnership units.

ITEM 1. FINANCIAL STATEMENTS

Empire State Realty OP, L.P.
Condensed Consolidated Balance Sheets
(amounts in thousands, except share and per share amounts)

	June 30, 2014	December 31, 2013
ASSETS	(unaudited)
Commercial real estate properties, at cost:
Land	$187,566	$187,566
Development costs	6,861	6,459
Building and improvements	1,508,309	1,455,398
	1,702,736	1,649,423
Less: accumulated depreciation	(332,766)	(295,351)
Commercial real estate properties, net	1,369,970	1,354,072
Cash and cash equivalents	41,791	60,743
Restricted cash	55,482	55,621
Tenant and other receivables, net of allowance of $1,082 and $499 in 2014 and 2013, respectively	26,185	24,817
Deferred rent receivables, net of allowance of $262 and $216 in 2014 and 2013, respectively	85,948	62,689
Prepaid expenses and other assets	39,658	35,407
Deferred costs, net	77,035	78,938
Acquired below market ground lease, net	61,460	62,312
Acquired lease intangibles, net	227,617	249,983
Goodwill	491,479	491,479
Total assets	$2,476,625	$2,476,061
LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable	$873,863	$883,112
Term loan and credit facility	355,000	325,000
Accounts payable and accrued expenses	74,807	81,908
Acquired below market leases, net	120,219	129,882
Deferred revenue and other liabilities	18,722	21,568
Tenants’ security deposits	34,170	31,406
Total liabilities	1,476,781	1,472,876
Capital:
Series PR operating partnership units:
ESRT partners' capital (2,459,640 and 2,454,770 general partner operating partnership units and 93,148,350 and 93,151,383 limited partner operating partnership units outstanding in 2014 and 2013, respectively)	383,379	385,158
Limited partners' interests (85,073,470 and 84,588,270 limited partner operating partnership units outstanding in 2014 and 2013, respectively)	571,604	571,763
Series ES operating partnership units (46,134,135 limited partner operating partnership units outstanding in 2014 and 2013, respectively)	31,706	32,698
Series 60 operating partnership units (12,570,434 limited partner operating partnership units outstanding in 2014 and 2013, respectively)	8,596	8,866
Series 250 operating partnership units (6,578,014 limited partner operating partnership units outstanding in 2014 and 2013, respectively)	4,559	4,700
Total capital	999,844	1,003,185
Total liabilities and capital	$2,476,625	$2,476,061
The accompanying notes are an integral part of these financial statements

Empire State Realty OP, L.P. and Empire State Realty OP, L.P. Predecessor
Condensed Consolidated Statements of Income
(unaudited)
(amounts in thousands, except per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	The Company	The Predecessor	The Company	The Predecessor
Revenues:
Rental revenue	$92,210	$43,639	$182,414	$88,905
Tenant expense reimbursement	14,304	7,045	29,457	13,634
Observatory revenue	30,389	—	47,690	—
Construction revenue	12,963	6,218	27,926	12,400
Third-party management and other fees	753	1,526	1,364	4,183
Other revenue and fees	4,549	1,141	6,623	2,867
Total revenues	155,168	59,569	295,474	121,989
Operating expenses:
Property operating expenses	35,596	12,152	71,907	25,958
Marketing, general, and administrative expenses	12,189	6,849	20,864	13,174
Observatory expenses	7,120	—	14,101	—
Construction expenses	12,795	6,529	27,078	12,789
Real estate taxes	18,186	7,916	36,559	15,787
Formation transaction expenses	—	1,305	—	3,000
Depreciation and amortization	28,637	13,111	58,752	25,267
Total operating expenses	114,523	47,862	229,261	95,975
Total operating income	40,645	11,707	66,213	26,014
Other income (expense):
Equity in net income of non-controlled entities	—	6,079	—	7,898
Interest expense	(14,629)	(14,715)	(28,966)	(28,911)
Acquisition expense	(735)	—	(735)	—
Net income	$25,281	$3,071	$36,512	$5,001

Total weighted average units:
Basic	245,899		245,839
Diluted	245,941		245,881

Net income per unit:
Basic earnings per unit	$0.10		$0.15
Diluted earnings per unit	$0.10		$0.15

Dividends per unit	$0.085		$0.17

The accompanying notes are an integral part of these financial statements

Empire State Realty OP, L.P.
Condensed Consolidated Statements of Capital
For The Six Months Ended June 30, 2014
(unaudited)
(amounts in thousands)

	Series PR Operating Partnership Units				Series ES Operating Partnership Units Limited Partners		Series 60 Operating Partnership Units Limited Partners		Series 250 Operating Partnership Units Limited Partners
	General Partner		Limited Partners
	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Total Capital
The Company
Balance at December 31, 2013	95,606	$385,158	84,589	$571,763	46,134	$32,698	12,570	$8,866	6,578	$4,700	$1,003,185
Net income	—	14,203	—	12,614	—	6,850	—	1,866	—	979	36,512
Equity compensation	2	300	484	1,670	—	—	—	—	—	—	1,970
Distributions	—	(16,282)	—	(14,443)	—	(7,842)	—	(2,136)	—	(1,120)	(41,823)
Balance at June 30, 2014	95,608	$383,379	85,073	$571,604	46,134	$31,706	12,570	$8,596	6,578	$4,559	$999,844

The accompanying notes are an integral part of these financial statements

Empire State Realty OP, L.P. and Empire State Realty OP, L.P. Predecessor
Condensed Consolidated Statements of Cash Flows
(unaudited)
(amounts in thousands)

	Six months ended June 30,
	2014	2013
	The Company	The Predecessor
Cash Flows From Operating Activities
Net income	$36,512	$5,001
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,752	24,616
Amortization of deferred finance costs and debt premiums	1,171	4,183
Amortization of acquired above- and below-market leases, net	(3,912)	—
Amortization of acquired below-market ground lease	852	—
Straight-lining of rental revenue	(23,559)	(1,907)
Equity based compensation	1,969	—
Equity in net income of non-controlled entities	—	(7,898)
Distributions of cumulative earnings of non-controlled entities	—	2,262
Increase (decrease) in cash flows due to changes in operating assets and liabilities:
Restricted cash	(2,195)	1,469
Tenant and other receivables	(1,067)	848
Deferred leasing costs	(4,221)	(7,432)
Prepaid expenses and other assets	(4,251)	(509)
Accounts payable and accrued expenses	(11,073)	27,082
Deferred revenue and other liabilities	(2,846)	(3,318)
Net cash provided by operating activities	46,132	44,397
Cash Flows From Investing Activities
Decrease in restricted cash for investing activities	5,098	(501)
Development costs	—	92
Additions to building and improvements	(50,405)	(33,011)
Net cash used in investing activities	(45,307)	(33,420)

The accompanying notes are an integral part of these financial statements

Empire State Realty OP, L.P. and Empire State Realty OP, L.P. Predecessor
Condensed Consolidated Statements of Cash Flows (continued)
(unaudited)
(amounts in thousands)

	Six months ended June 30,
	2014	2013
	The Company	The Predecessor
Cash Flows From Financing Activities
Proceeds from mortgage notes payable	—	63,882
Repayment of mortgage notes payable	(7,954)	(16,377)
Proceeds from credit facility	40,000	—
Repayments of credit facility	(10,000)	—
Proceeds from unsecured loan payable	—	1,500
Deferred financing costs	—	(2,325)
Deferred offering costs	—	(5,125)
Contributions from owners	—	3,912
Distributions to Predecessor owners	—	(27,427)
Distributions	(41,823)	—
Net cash provided by (used in) financing activities	(19,777)	18,040
Net increase (decrease) in cash and cash equivalents	(18,952)	29,017
Cash and cash equivalents—beginning of period	60,743	51,499
Cash and cash equivalents—end of period	$41,791	$80,516

Supplemental disclosures of cash flow information:
Cash paid for interest	$27,758	$25,451
Cash paid for income taxes	$1,594	$—

Non-cash investing and financing activities -
Commercial real estate properties included in accounts payable and accrued expenses	$20,156	$428

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
We were organized as a Delaware limited partnership on November 28, 2011. We did not have any assets other than cash and did not have any meaningful operating activity until the consummation of the Offering and the related acquisition of the assets of our predecessor and certain non-controlled entities controlled by our predecessor on October 7, 2013 as part of the formation transactions. Our operations commenced upon completion of the Offering and related formation transactions on October 7, 2013. ESRT as the sole general partner in our company, has responsibility and discretion in the management and control in our company, and our limited partners, in such capacity, have no authority to transact business for, or participate in the management activities of our company. As of June 30, 2014, ESRT owned approximately 38.9% of our operating partnership units.
As of June 30, 2014, our total portfolio contained 8.4 million rentable square feet of office and retail space. We owned 12 office properties (including one long-term ground leasehold interest) encompassing approximately 7.8 million rentable square feet of office space. Seven of these properties are located in the midtown Manhattan market and encompass in the aggregate approximately 5.9 million rentable square feet of office space, including the Empire State Building. Our Manhattan office properties also contain an aggregate of 415,339 rentable square feet of premier retail space on their ground floor and/or lower levels. Our remaining five office properties are located in Fairfield County, Connecticut and Westchester County, New York, encompassing in the aggregate approximately 1.8 million rentable square feet. The majority of square footage for these five properties is located in densely populated metropolitan communities with immediate access to mass transportation. Additionally, we have entitled land at the Stamford Transportation Center in Stamford, Connecticut, adjacent to one of our office properties, that will support the development of an approximately 380,000 rentable square foot office building and garage, which we refer to herein as Metro Tower. As of June 30, 2014, our portfolio also included four standalone retail properties located in Manhattan and two standalone retail properties located in the city center of Westport, Connecticut, encompassing 204,175 rentable square feet in the aggregate.
Subsequent to June 30, 2014, on July 15, 2014, we completed the acquisition of the ground and operating leases at 112 West 34th Street (and the fee title to 122 West 34th Street) and the ground lease at 1400 Broadway. These two office properties are located in midtown Manhattan and encompass approximately 1.5 million rentable square feet of office space and approximately 112,270 rentable square feet of retail space.
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
For all periods prior to the completion of the Offering and formation transactions, our predecessor results of operations contain unconsolidated results for certain non-controlled entities (as defined below) that owned interests in the Empire State Building, 1350 Broadway, 1333 Broadway, and 501 Seventh Avenue, which were accounted for by our predecessor under the equity method of accounting and make up a significant portion of our company subsequent to the completion of the Offering and formation transactions. Our results of operations for the three and six months ended June 30, 2013 reflect the financial condition and results of operations of our predecessor. Our financial condition as of June 30, 2014 and December 31, 2013 and results of operations for the three and six months ended June 30, 2014 reflect the financial condition and results of operations of our predecessor consolidated with the non-controlling interests in those four properties we acquired at the time of the Offering and formation transactions.
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
    Our predecessor's consolidated financial statements include all the accounts and operations of our predecessor. The real estate entities included in the accompanying consolidated financial statements have been consolidated on the basis that, for the periods presented, such entities were under common control, common management and common ownership of the sponsors. Equity interests in the entities that were not controlled by the sponsors are shown as investments in non-controlled entities. We acquired these interests as a result of the formation transactions and we currently own and control 100% of the interests in these entities.
The results of operations for the periods presented are not necessarily indicative of the results that may be expected for the corresponding full years. These financial statements should be read in conjunction with the financial statements and accompanying notes included in the financial statements for the year ended December 31, 2013 contained in our Annual Report on Form 10-K. We do not consider our business to be subject to material seasonal fluctuations, except that our observatory business is subject to tourism seasonality. During the past ten years of our annual observatory revenue, approximately 16.0% to

18.0% was realized in the first quarter, 26.0% to 28.0% was realized in the second quarter, 31.0% to 33.0% was realized in the third quarter and 23.0% to 25.0% was realized in the fourth quarter.
Our predecessor consolidated variable interest entities, or VIEs, in which it was considered a primary beneficiary. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. We had no VIEs as of June 30, 2014 and December 31, 2013.
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
Observatory Revenue
Revenue from the sale of Observatory tickets are recognized upon admission or ticket expirations. Deferred income related to unused and unexpired tickets as of June 30, 2014 was $5.1 million.
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
Advertising and Marketing Costs
Advertising and marketing costs are expensed as incurred. The expense for the three months ended June 30, 2014 and 2013 was $2.4 million and $0.6 million, respectively, and for the six months ended June 30, 2014 and 2013 was $4.7 million and $0.9 million, respectively, and is included within operating expenses in our consolidated statements of income.
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
Regarding certain of our 2013 and 2014 property acquisitions, the fair value asset and liability allocations are preliminary and may be adjusted as final information becomes available.
We assess the potential for impairment of our long-lived assets, including real estate properties, annually or whenever events occur or a change in circumstances indicate that the recorded value might not be fully recoverable. We determine whether impairment in value has occurred by comparing the estimated future undiscounted cash flows expected from the use and eventual disposition of the asset to its carrying value. If the undiscounted cash flows do not exceed the carrying value, the real estate is adjusted to fair value and an impairment loss is recognized. Assets held for sale are recorded at the lower of cost or fair value less costs to sell. We do not believe that the carrying value of any of our properties and intangible assets were impaired during the six months ended June 30, 2014 and 2013.
    All operations and gains and losses associated with sales of real estate property or assets classified as held for sale are reclassified and presented as discontinued operations. See Recently Issued or Adopted Accounting Standards.
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
If our predecessor's share of distributions and net losses exceeded our investments for certain of the equity method investments and if our predecessor remained liable for future obligations of the entity or was otherwise committed to provide future additional financial support, the investment balances would have been presented in the consolidated balance sheets as liabilities. The effects of material intercompany transactions with these equity method investments are eliminated. None of the entity debt is recourse to us.
As of June 30, 2014 and December 31, 2013, we had no equity method investments.
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
We apply provisions for measuring and recognizing tax benefits associated with uncertain tax positions. Penalties and interest, if incurred, would be recorded as a component of marketing, general and administrative expenses. As of June 30, 2014 and 2013, we do not have a liability for uncertain tax positions. As of June 30, 2014, the tax years ended December 31, 2010 through December 31, 2013 remain open for an audit by the Internal Revenue Service and state authorities. We have not received a notice of audit from the Internal Revenue Service and state authorities for any of the open tax years.
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
Two of the limited liability companies in our predecessor had non-real estate income subject to New York City unincorporated business tax (“NYCUBT”). As of June 30, 2013, both entities generated taxable income. No provision or liability for U.S. federal, state, or local income taxes was included in our predecessor's consolidated financial statements as taxable income as referred to above was fully offset by a NYCUBT net operating loss carry forward from previous years.
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
Recently Issued or Adopted Accounting Standards
During May 2014, the FASB issued ASU No. 2014-09 "Revenue from Contracts with Customers". This new standard will replace all current U.S. GAAP guidance related to revenue recognition and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective beginning in 2017 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are evaluating the impact of adopting this new accounting standard on our financial statements.
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
3. Acquisitions
On July 15, 2014, we acquired the ground and operating lease at 112 West 34th Street (and the fee title to 122 West 34th Street) for $423.6 million, consisting of $87.7 million by assumption of existing mortgage debt, $106.9 million in cash and $229.0 million in Series PR OP units. In connection with this transaction, we issued 13,752,559 Series PR OP Units at a unit price of $16.65.
On July 15, 2014, we acquired the ground lease at 1400 Broadway for $310.0 million, consisting of $80.0 million by assumption of existing mortgage debt, $79.7 million in cash and $150.3 million in Series PR OP units. In connection with this transaction, we issued 9,029,456 Series PR OP Units at a unit price of $16.65.
The purchase price is allocated between net tangible and intangible assets based on their estimated fair values as determined by management using information available at the time the acquisition closed. The following table is the preliminary allocation of the purchase price for the assets and liabilities acquired (amounts in thousands). The fair value asset and liability allocations are preliminary and may be adjusted as final information becomes available.

Consideration paid:
Cash and issuance of Series PR OP units	$565,916
Debt assumed	167,684
Total consideration paid	$733,600

Net assets acquired:
Land and building and improvements	439,965
Acquired below-market ground lease	261,899
Acquired above-market leases	24,133
Acquired in place lease value and deferred leasing costs	64,473
Mortgage notes payable	(183,401)
Acquired below-market leases	(41,153)
Total net assets acquired	$565,916
The acquisitions occurred subsequent to June 30, 2014. The results of operations from these acquired properties are not included in our condensed consolidated statements of income for the three and six months ended June 30, 2014 and 2013.
The following summary of selected unaudited pro forma results of operations presents information as if the acquisitions had occurred on January 1, 2013. The unaudited pro forma information is provided for informational purposes only and is not indicative of results that would have occurred or which may occur in the future (amounts in thousands, expect per unit amounts):

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
	The Company	The Predecessor	The Company	The Predecessor
Total revenues	$172,355	$77,069	$330,164	$156,488
Net income	25,940	3,323	36,471	3,490
Net income per unit - basic and diluted	$0.09	$—	$0.13	$—

4. Investments in Non-controlled Entities
On October 7, 2013, as part of the Offering and formation transactions, we acquired the assets and liabilities held by the four non-controlled entities. The investments in non-controlled entities consisted of the following at June 30, 2013:

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
The following table reflects the activity in our investments in non-controlled entities for the six months ended June 30, 2013 (amounts in thousands):

2013
Balance at beginning of year	$76,879
Equity in net income	7,898
Distributions	(2,262)
Balance at end of period	$82,515

The following reflects summarized financial information of the non-controlled entities for the six months ended June 30, 2013 (amounts in thousands):

Statements of Operations	Empire State Building Co.	1333 Broadway Associates	1350 Broadway Associates	501 Seventh Avenue Associates	Total
Revenue:
Rental revenue and other	$62,866	$7,062	$10,622	$8,865	$89,415
Observatory revenue	44,052	—	—	—	44,052
Total revenue	106,918	7,062	10,622	8,865	133,467
Expenses:
Operating expenses—rental	57,602	3,315	5,051	6,578	72,546
Operating expenses—overage rent	14,424	—	—	450	14,874
Operating expenses—observatory	10,669	—	—	—	10,669
Interest	—	2,369	1,567	—	3,936
Depreciation and amortization	7,287	1,459	2,157	761	11,664
Total expenses	89,982	7,143	8,775	7,789	113,689
Net income (loss)	$16,936	$(81)	$1,847	$1,076	$19,778
Our predecessor's share of equity in net income (loss) of non-controlled entities	$7,267	$(41)	$803	$(131)	$7,898

At June 30, 2014, we had no investments in non-controlled entities.

5. Deferred Costs, Acquired Lease Intangibles and Goodwill
Deferred costs, net consisted of the following (amounts in thousands):

	June 30, 2014		December 31, 2013
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Leasing costs	$92,601	$(29,294)	$90,198	$(27,459)
Financing costs	27,671	(13,943)	27,416	(11,217)
Total deferred costs	$120,272	$(43,237)	$117,614	$(38,676)
Amortization expense related to deferred leasing costs was $2.4 million and $2.1 million for the three months ended June 30, 2014 and 2013, respectively, and $4.8 million and $4.0 million for the six months ended June 30, 2014 and 2013, respectively. Amortization expense related to deferred financing costs was $1.4 million and $1.9 million for the three months ended June 30, 2014 and 2013, respectively, and $2.5 million and $3.5 million for the six months ended June 30, 2014 and 2013, respectively.
Amortizing acquired intangible assets and liabilities consisted of the following (amounts in thousands):

	June 30, 2014		December 31, 2013
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Acquired below-market ground lease	$62,738	(1,278)	$62,738	(426)
Acquired in-place lease value and deferred leasing costs	185,717	(21,615)	186,415	(5,697)
Acquired above-market leases	72,090	(8,575)	72,123	(2,858)
Acquired below-market leases	(134,525)	14,306	(134,651)	4,769
Amortization expense related to acquired lease intangibles for the three months ended June 30, 2014 was $5.3 million and $10.5 million for the six months ended June 30, 2014. Rental revenue related to the amortization of below-market leases, net of above-market leases for the three months ended June 30, 2014 was $2.0 million and $3.9 million for the six months ended June 30, 2014. There was no amortization expense for the three and six months ended June 30, 2013 related to acquired intangible assets and liabilities.
As of June 30, 2014, we had goodwill of $491.5 million. In 2013, we acquired the interests in Empire State Building Company, L.L.C. and 501 Seventh Avenue Associates, L.L.C. for an amount in excess of their net tangible and identified intangible assets and liabilities and as a result we recorded goodwill related to the transaction. Goodwill was allocated $227.5 million to the observatory operations of the Empire State Building, $250.8 million to Empire State Building Company, L.L.C., and $13.2 million to 501 Seventh Avenue Associates, L.L.C.

6. Debt
Mortgage notes payable are collateralized by the following respective real estate properties and assignment of operating leases as of June 30, 2014 and December 31, 2013 (amounts in thousands):

	Principal Balance as of June 30, 2014		Principal Balance as of December 31, 2013	Stated Rate	Effective Rate(1)	Maturity Date(2)
Mortgage debt collateralized by:
Fixed rate debt
501 Seventh Avenue (3)	$39,026		$—	5.80%	5.89%	8/1/2014	(14)
(Note 1)(3)	—		1,037
(Note 2)(3)	—		31,459
(Note 2)(3)	—		6,889
1359 Broadway(4)	44,276		—	6.04%	6.45%	8/1/2014	(14)
(first lien mortgage loan)(4)	—		9,579
(second lien mortgage loan)(4)	—		5,561
(second lien mortgage loan)(4)	—		11,311
(second lien mortgage loan)(4)	—		18,572
One Grand Central Place
(first lien mortgage loan)	70,578		71,723	5.34%	5.98%	11/5/2014
(second lien mortgage loan)	14,724		14,884	7.00%	7.64%	11/5/2014
500 Mamaroneck Avenue	32,260		32,620	5.41%	6.58%	1/1/2015
250 West 57th Street
(first lien mortgage loan)	25,194		25,621	5.33%	5.82%	1/5/2015
(second lien mortgage loan)	11,109		11,252	6.13%	6.62%	1/5/2015
Metro Center	95,062		96,158	5.89%	6.24%	1/1/2016
10 Union Square	20,807		20,972	6.00%	6.65%	5/1/2017
10 Bank Street	33,150		33,444	5.72%	6.15%	6/1/2017
1542 Third Avenue	18,820		19,011	5.90%	6.49%	6/1/2017
First Stamford Place	243,966		245,629	5.65%	6.26%	7/5/2017
1010 Third Avenue and 77 West 55th Street	27,849		28,096	5.69%	6.17%	7/5/2017
383 Main Avenue	30,131		30,403	5.59%	5.95%	7/5/2017
1333 Broadway	76,733	(5)	78,121	6.32%	6.54%	1/5/2018
1350 Broadway (first lien mortgage loan)	42,545	(6)	43,305	5.87%	6.20%	4/5/2018
Total fixed rate debt	826,230		835,647
Floating rate debt
501 Seventh Avenue (second lien mortgage loan)	6,540		6,540	(7)	(7)	8/1/2014	(14)
1350 Broadway (second lien mortgage loan)	13,711	(8)	13,543	(9)	(9)	10/10/2014
One Grand Central Place (third lien mortgage loan)	6,382		6,382	(10)	(10)	11/5/2014
250 West 57th Street (third lien mortgage loan)	21,000		21,000	(11)	(11)	1/5/2015
Secured revolving credit facility	55,000		25,000	(12)	(12)	10/5/2017
Secured term credit facility	300,000		300,000	(13)	(13)	10/5/2018
Total floating rate debt	402,633		372,465
Total	$1,228,863		$1,208,112
______________

(1)	The effective rate is the yield as of June 30, 2014, including the effects of debt issuance costs.

(2)	Pre-payment is generally allowed for each loan upon payment of a customary pre-payment penalty.

(3)	The loan was consolidated in February 2014.

(4)	The loan was consolidated in February 2014.

(5)	Includes unamortized premium of $6,715.

(6)	Includes unamortized premium of $3,381.

(7)	Floating at 30 day LIBOR plus 2.0%. The rate as of June 30, 2014 was 2.16%.

(8)	Includes unamortized premium of $34.

(9)	Interest at the greater of 4.25% and Prime plus 1%. The rate at June 30, 2014 was 4.25%.

(10)	Interest at the greater of Prime plus 0.50% and 3.75%. The rate as of June 30, 2014 was 3.75%.

(11)
Interest at the greater of 4.25% and prime plus 1%. Prior to January 5, 2015, we have the option to fix the interest rate on all or any portion of the principal then outstanding, up to three times and in minimum increments of $5,000 to an annual rate equal to either (i) the greater of (a) 4.75% or (b) 300 basis points in excess of the weekly average yield on United States Treasury Securities adjusted to a maturity closest to January 5, 2015 as most recently made available by the Federal Reserve Board as of two days prior to the effective date of the fixing of the interest rate, and (ii) the greater of (a) 5.00% or (b) 300 basis points in excess of the weekly average yield on United States Treasury Securities adjusted to a maturity closest to January 5, 2015 as most recently made available by the Federal Reserve Board as of 30 days prior to the effective date of the fixing of the interest rate. If option (i) is selected, we will be subject to the payment of pre‑payment fees, and if option (ii) is selected, we may prepay the loan without any pre‑payment fees. The rate as of June 30, 2014 was 4.25%.

(12)	Floating at 30 day LIBOR plus 1.20%. The rate as of June 30, 2014 was 1.36%.

(13)	Floating at 30 day LIBOR plus 1.35%. The rate at June 30, 2014 was 1.52%.

(14)	Debt maturing on August 1, 2014 has been extended to February 1, 2015.
Principal Payments
Aggregate required principal payments on mortgage notes payable at June 30, 2014 are as follows (amounts in thousands):

2014	$200,895
2015	98,481
2016	99,490
2017	416,154
2018	413,843
Total principal maturities	$1,228,863
Given our current liquidity, including availability under our secured revolving credit facility, and the low leverage financing of our 2014 and 2015 balloon maturities, we believe we will be able to refinance those maturities.
Secured Revolving and Term Credit Facility
Our secured revolving and term credit facility has a maximum aggregate original principal amount of up to $800.0 million with an accordion feature to increase the availability to $1.25 billion under certain circumstances. The secured revolving and term credit facility was used to fully repay the existing $500.0 million term loan previously secured by the Empire State Building, which had a balance of $300.0 million. The secured revolving and term credit facility has an outstanding balance of $355.0 million at June 30, 2014.
Amounts outstanding under the term loan bear interest at a floating rate equal to, at our election, (x) a Eurodollar rate, plus a spread ranging from 1.00% to 2.00% depending upon our leverage ratio and credit rating which, at December 31, 2013, was 1.35%; or (y) a base rate, plus a spread ranging from 0.00% to 1.00% depending upon our leverage ratio and credit rating which, at June 30, 2014, was 0.35%. Amounts outstanding under the revolving credit facility bear interest at a floating rate equal to, at our election, (x) a Eurodollar rate, plus a spread ranging from 0.925% to 1.70% depending upon our leverage ratio and credit rating which, at June 30, 2014, was 1.20%; or (y) a base rate, plus a spread ranging from 0.00% to 0.70% depending upon our leverage ratio and credit rating which, at June 30, 2014, was 0.20%. In addition, the revolving credit facility permits us to borrow at competitive bid rates determined in accordance with the procedures described in the revolving credit facility.

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

As of June 30, 2014, availability under the secured revolving and term credit facility is reduced by $27.3 million until certain capital expenditures at the Empire State Building are made by us from proceeds from the secured revolving and term credit facility or cash on hand.
7. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following as of June 30, 2014 and December 31, 2013 (amounts in thousands):

	June 30, 2014	December 31, 2013
Accounts payable and accrued expenses	$50,291	$57,657
Payable to the estate of Leona M. Helmsley (1)	18,367	18,367
Accrued interest payable	4,111	4,074
Due to affiliated companies	2,038	1,810
Accounts payable and accrued expenses	$74,807	$81,908
___________

(1)	Reflects a payable to the estate of Leona M. Helmsley for New York City transfer taxes.

8. Fair Value of Financial Instruments
The following disclosures of estimated fair value at June 30, 2014 and December 31, 2013 were determined by management, using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
The following table presents the aggregate carrying value of our debt and the corresponding estimates of fair value based on discounted cash flow models, based on Level 3 inputs including current interest rates at which similar borrowings could be made by us as of June 30, 2014 and December 31, 2013 (amounts in thousands):

	June 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage notes payable and term loan and credit facility	$1,228,863	$1,242,580	$1,208,112	$1,225,064
Disclosure about fair value of financial instruments is based on pertinent information available to us as of June 30, 2014 and December 31, 2013. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

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
10. Commitments and Contingencies
Legal Proceedings
Litigation
Except as described below, as of June 30, 2014, we were not involved in any material litigation, nor, to our knowledge, was any material litigation threatened against us or our properties, other than routine litigation arising in the ordinary course of business such as disputes with tenants. We believe that the costs and related liabilities, if any, which may result from such actions, will not materially affect our consolidated financial position, operating results or liquidity.
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
On March 27, 2014, the investors who challenged the buyout provision moved in the appellate court for reargument or in the alternative for leave to appeal the appeals court’s ruling to the New York Court of Appeals. Opposition to the motion was filed on April 7, 2014. The appellate court denied the motion on May 22, 2014. The investors moved in the New York Court of Appeals for leave to appeal on June 26, 2014. Opposition to this motion was filed on July 11, 2014, and it is awaiting a ruling from the court. We cannot predict the timing or outcome of these proceedings, or, if a motion for leave is granted, the appeal process or any related relief, if such further appeal were successful. If the trial and appeals courts’ decisions were reversed by the Court of Appeals, there is a risk that it could have a material adverse effect on us, which could take the form of monetary damages or other equitable relief, and the court could order some or all of the relief that the objecting investors have requested, as described above. Although there can be no assurance, we believe that the trial and appeals courts’ decisions were correct, that they will be upheld on any further appeal.
On March 14, 2014, one of the investors who had filed a notice of appeal from the trial court’s rulings in the Original Class Actions noted above perfected an appeal from the court’s May 17, 2013 Final Judgment and Order and orders approving the Original Class Action Settlement and awarding class counsel attorneys’ fees and costs. Responses to this appeal were filed April 16, 2014, and the appellate court has not yet scheduled oral argument, which we anticipate will be in the fall. We cannot predict the timing or outcome of an appeal. If the court’s decision were reversed by an appellate court, there is a risk that it could have a material adverse effect on us, including the imposition of monetary damages, injunctive relief or both. Although there can be no assurance, we believe that the trial court’s decision was correct, and that it will be upheld on appeal. No other appeals were filed by the March 17, 2014 deadline set by the appeals court in its February 6, 2014 order.
In addition, commencing December 24, 2013, four putative class actions, or the "Second Class Actions," were filed in New York State Supreme Court, New York County, against Malkin Holdings LLC, Peter L. Malkin, Anthony E. Malkin and Thomas N. Keltner, Jr. on behalf of former investors in Empire State Building Associates L.L.C. Generally, the Second Class Actions alleged that the defendants breached their fiduciary duties and were unjustly enriched. One of the Second Class Actions named us and ESRT as defendants, alleging that they aided and abetted the breaches of fiduciary duty. The Second Class Actions were consolidated on consent and co-lead class counsel was appointed by order dated February 11, 2014. A Consolidated Amended Complaint was filed February 7, 2014, which did not name us or ESRT as defendants. It seeks monetary damages. On March 7, 2014, defendants filed a motion to dismiss the Second Class Actions, which the plaintiffs opposed and was fully submitted to the court on April 28, 2014. The court heard oral arguments on the motion on July 7, 2014, and the motion was granted in a ruling entered July 21, 2014. The plaintiffs have a right to appeal this ruling.
We will incur costs in connection with this litigation. If an appeal is successful and the court were ultimately to rule against the defendants there is a risk that it could have a material adverse effect on us, which could take the form of monetary damages or other equitable relief.

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

Unfunded Capital Expenditures
At June 30, 2014, we estimate that we will incur approximately $60.8 million of capital expenditures (including tenant improvements and leasing commissions) on our wholly-owned properties pursuant to existing lease agreements. We expect to fund these capital expenditures with operating cash flow, additional property level mortgage financings, our secured credit facility, and cash on hand. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs. We expect that these financing requirements will be met in a similar fashion.

Concentration of Credit Risk
Financial instruments that subject us to credit risk consist primarily of cash, restricted cash, tenant and other receivables and deferred rent receivables.
Beginning January 1, 2013, non‑interest bearing transaction accounts are no longer insured separately from depositors' other accounts at the same Federal Deposit Insurance Corporation ("FDIC") Insured Depository Institution ("IDI"). Instead, non‑interest bearing transaction accounts are added to any of a depositor's other accounts in the applicable ownership category, and the aggregate balance will be insured up to at least the standard maximum deposit insurance amount of $250,000, per depositor, at each separately chartered IDI. At June 30, 2014, we held on deposit at various major financial institutions cash and cash equivalents and restricted cash balances in excess of amounts insured by the FDIC.
Asset Retirement Obligations
We are required to accrue costs that we are legally obligated to incur on retirement of our properties which result from acquisition, construction, development and/or normal operation of such properties. Retirement includes sale, abandonment or disposal of a property. Under that standard, a conditional asset retirement obligation represents a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within a company’s control and a liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated. Environmental site assessments and investigations have identified asbestos or asbestos-containing building materials in certain of our properties. As of June 30, 2014, management has no plans to remove or alter these properties in a manner that would trigger federal and other applicable regulations for asbestos removal, and accordingly, the obligations to remove the asbestos or asbestos-containing building materials from these properties have indeterminable settlement dates. As such, we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligation. However ongoing asbestos abatement, maintenance programs and other required documentation are carried out as required and related costs are expensed as incurred.
Other Environmental Matters
Certain of our properties have been inspected for soil contamination due to pollutants, which may have occurred prior to our ownership of these properties or subsequently in connection with its development and/or its use. Required remediation to such properties has been completed and as of June 30, 2014, our management believes that there are no obligations related to environmental remediation other than maintaining the affected sites in conformity with the relevant authority’s mandates and filing the required documents. All such maintenance costs are expensed as incurred. We expect that resolution of the environmental matters relating to the above will not have a material impact on our business, assets, consolidated financial condition, results of operations or liquidity. However, we cannot be certain that we have identified all environmental liabilities at our properties, that all necessary remediation actions have been or will be undertaken at our properties or that we will be indemnified, in full or at all, in the event that such environmental liabilities arise.
Insurance Coverage
We carry insurance coverage on our properties of types and in amounts with deductibles that we believe are in line with coverage customarily obtained by owners of similar properties.
11. Capital
As of June 30, 2014, there were 245,964,043 operating partnership units outstanding, of which 95,607,990, or 38.9%, were owned by ESRT and 150,356,053, or 61.1%, were owned by other partners, including ESRT directors, members of ESRT senior management and other ESRT employees.
Long-term incentive plan ("LTIP") units are a special class of partnership interests. Each LTIP unit awarded will be deemed equivalent to an award of one share of ESRT stock under the 2013 Equity Incentive Plan ("2013 Plan"), reducing the availability for other equity awards on a one-for-one basis. The vesting period for LTIP units, if any, will be determined at the time of issuance. Cash distributions on each LTIP unit, whether vested or not, will be the same as those made on the operating partnership units. Under the terms of the LTIP units, we will revalue for tax purposes its assets upon the occurrence of certain specified events, and any increase in valuation from the time of grant until such event will be allocated first to the holders of LTIP units to equalize the capital accounts of such holders with the capital accounts of unitholders. Subject to any agreed upon exceptions, once vested and having achieved parity with unitholders, LTIP units are convertible into Series PR operating partnership units on a one-for-one basis.
Distributions
During the three months ended June 30, 2014, we declared, for the second quarter of 2014, a distribution of $0.085 per operating partnership unit, which was paid on June 30, 2014, to securityholders of record on June 13, 2014. During the three months ended March 31, 2014, we declared, for the first quarter of 2014, a distribution of $0.085 per operating partnership unit, which was paid on March 31, 2014, to securityholders of record on March 14, 2014.
Total distributions paid to OP unitholders during 2014 totaled $41.8 million.

Incentive and Share-Based Compensation
The 2013 Plan provides for grants to directors, employees and consultants of our company and ESRT, stock options, restricted stock, dividend equivalents, stock payments, performance shares, LTIP units, stock appreciation rights and other incentive awards. An aggregate of 12,220,515 shares of ESRT common stock are authorized for issuance under awards granted pursuant to the 2013 Plan, and as of June 30, 2014, 10,661,347 shares of ESRT common stock remain available for future issuance.
In June 2014, we made grants of LTIP units to our non-employee directors under the 2013 Plan. At such time, we granted a total of 32,196 LTIP units that are subject to time-based vesting, with fair market values of $0.5 million. The awards vest in three substantially equal installments, subject to the director's continued service on our Board of Directors. The first installment vests on the first anniversary of the grant date and the remainder will vest thereafter in two equal annual installments.
In April 2014, we made a grant of LTIP units to an employee under the 2013 Plan. We granted a total of 48,923 LTIP units with a fair market value of $0.7 million. The award is subject to time-based vesting of 30% after three years (April 2017), 30% after four years (April 2018), and 40% after five years (April 2019), subject to the grantee's continued employment.
In January 2014, we and ESRT made grants of LTIP units to executive officers under the 2013 Plan. We granted a total of 180,260 LTIP units that are subject to time-based vesting and 180,263 LTIP units that are subject to performance-based vesting, with fair market values of $2.5 million for the time-based vesting awards and $0.9 million for the performance-based vesting awards. The awards subject to time-based vesting vest in four substantially equal installments, subject to the grantee's continued employment. The first installment vests on January 1, 2015 and the remainder will vest thereafter in three equal annual installments. The vesting of the LTIP units subject to performance-based vesting is based on the achievement of absolute and relative total stockholder return hurdles over a three-year performance period, commencing on January 1, 2014. Following the completion of the three-year performance period, our compensation committee will determine the number of shares to which the grantee is entitled based on our performance relative to the performance hurdles set forth in the LTIP unit award agreements the grantee entered into in connection with the initial award grant. These units then vest in two substantially equal installments, with the first installment vesting on January 1, 2017 and the second installment vesting on January 1, 2018, subject to the grantee's continued employment on those dates.
In January 2014 and April 2014, we and ESRT made grants of LTIP units and ESRT restricted stock to certain other employees under the 2013 Plan. At such time, we and ESRT granted a total of 23,487 LTIP units and 7,061 shares of ESRT restricted stock that are subject to time-based vesting and 23,484 LTIP units and 7,059 shares of ESRT restricted stock that are subject to performance-based vesting, with fair market values of $0.4 million for the time-based vesting awards and $0.2 million for the performance-based vesting awards. These shares are subject to time-based and performance-based vesting, with the terms described above. We issued operating partnership units to ESRT for each share of restricted stock issued by ESRT.
For the performance-based LTIP units and restricted stock awards, the fair value of the awards was estimated using a Monte Carlo Simulation model.  Our stock price, along with the prices of the comparative indexes, is assumed to follow the Geometric Brownian Motion Process.  Geometric Brownian Motion is a common assumption when modeling in financial markets, as it allows the modeled quantity (in this case the stock price) to vary randomly from its current value and take any value greater than zero.  The volatilities of the returns on our stock price and the comparative indexes were estimated based on implied volatilities and historical volatilities using a six-year look-back period.  The expected growth rate of the stock prices over the performance period is determined with consideration of the risk free rate as of the grant date.  For LTIP units and restricted stock grants that are time-vesting, we estimate the stock compensation expense based on the fair value of the stock at the grant date.
LTIP units and ESRT restricted stock issued during the six months ended June 30, 2014 were valued at $5.3 million. The weighted-average per unit or share fair value was $10.65 for grants in 2014. The per unit or share granted in 2014 was estimated on the date of grant using the following assumptions: an expected life of 3.0 years, a dividend rate of 2.60%, a risk-free interest rate of 0.8%, and an expected price volatility of 26.0%.
No other stock options, dividend equivalents, or stock appreciation rights were issued or outstanding in 2014.

The following is a summary of ESRT restricted stock and LTIP unit activity for the six months ended June 30, 2014:

	Restricted Stock	LTIP Units	Weighted Average Grant Price
Unvested balance at December 31, 2013	144,371	913,561	$13.00
Vested	(5,856)	—	(13.58)
Granted	14,120	488,613	15.04
Forfeited	(10,691)	(3,413)	(13.21)
Unvested balance at June 30, 2014	141,944	1,398,761	$13.66
The LTIP unit and ESRT restricted stock award agreements will immediately vest the later of the grantee attains the (i) age of 60 and (ii) the date on which grantee has first completed ten years of continuous service with our company or its affiliates. For award agreements that qualify, we recognize noncash compensation expense on the grant date for the time-based awards and ratably over the vesting period for the performance-based awards, and accordingly we recognized $0.2 million for the six months ended June 30, 2014. Unrecognized compensation expense was $0.5 million at June 30, 2014, which will be recognized over a period of 2.3 years.
For the remainder of the LTIP unit and ESRT restricted stock awards, we recognize noncash compensation expense ratably over the vesting period, and accordingly, we recognized $1.9 million in noncash compensation expense for the six months ended June 30, 2014. Unrecognized compensation expense was $11.4 million at June 30, 2014, which will be recognized over a weighted average period of 3.2 years.
Earnings Per Unit
Earnings per unit for the three and six months ended June 30, 2014 is computed as follows (amounts in thousands, except per unit amounts):

	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2014
Numerator:
Net income - basic and diluted	$25,281	$36,512

Denominator:
Weighted average units outstanding - basic	245,899	245,839
Effective of dilutive securities - share-based compensation	42	42
Weighted average units outstanding - dilutive	245,941	245,881

Earnings per unit:
Basic earnings per unit	$0.10	$0.15
Diluted earnings per unit	$0.10	$0.15
There were no antidilutive units for the three and six months ended June 30, 2014.
12. Related Party Transactions
Option Agreements
We executed option agreements with affiliates of our predecessor granting us the right to acquire long-term leasehold and/or sub-leasehold interests in 1400 Broadway and/or 112 West 34th Street (including fee title interest in a small connected structure at 122 West 34th Street), both office properties in midtown Manhattan. Subsequent to June 30, 2014, on July 15, 2014, we completed the acquisition of the option properties. Our subsidiary supervised each of the option properties pursuant to a management agreement entered into by our subsidiary and the owners of the option properties. The purchase price for each of the option properties was based on an appraisal by independent third parties utilizing the appraisal process set forth in the option agreements. As part of the option agreements, we agreed that Anthony E. Malkin, our Chairman, Chief Executive Officer and President, would not participate in the negotiations and valuation process on our behalf. Our Chairman Emeritus,

Peter L. Malkin, also agreed not to participate in the process. In addition our Board of Directors appointed a special committee consisting of independent members of such Board to review the appraisal process on its behalf. The independent members of our Board of Directors unanimously approved the price and terms of the acquisition of interests in each of the option properties. The purchase price was payable in a combination of cash, shares of our common stock and operating partnership units, but the estate of Leona M. Helmsley (a member of affiliates of our predecessor and of the owners of option properties) received all cash. Reference is made to Note 3.
Excluded Properties and Businesses
Our portfolio represents all of our predecessor’s Manhattan and greater New York metropolitan area office and retail assets in which it holds a majority interest. The Malkin Group, including Anthony E. Malkin, our Chairman, Chief Executive Officer and President, owns non-controlling interests in, and Anthony E. Malkin and Peter L. Malkin control the general partners or managers of, the entities that own interests in six multi-family properties, six net leased retail properties and a development parcel that is zoned for residential use. The Malkin Group also owns non-controlling interests in one Manhattan office property, two Manhattan retail properties and several retail properties outside of Manhattan, none of which were contributed to us in the formation transactions. We refer to the non-controlling interests described above collectively as the excluded properties. In addition, the Malkin Group owns interests in six mezzanine and senior equity funds, two industrial funds and five residential property managers, none of which were contributed to us in the formation transactions, and which we refer to collectively as the excluded businesses. The Malkin Group also owns certain non-real estate family investments that were not contributed to us in the formation transactions. Other than one retail property, located in Greenwich, Connecticut, which at the time of our formation was subject to a rezoning authorization and therefore inconsistent with our portfolio composition, we did not believe that the excluded properties or the excluded businesses were consistent with our portfolio geographic or property type composition, management or strategic direction.
Pursuant to management and/or service agreements with the owners of interests in those excluded properties and services agreements with the five residential property managers and the managers of certain other excluded businesses which historically were managed by affiliates of our predecessor, we are designated as the manager of the excluded properties and will provide services to the owners of certain of the excluded properties and the five residential property managers and provide services and access to office space to the existing managers of the other excluded businesses. As the manager or service provider, we are paid a management or other fee with respect to those excluded properties and excluded businesses where our predecessor had previously received a management fee on the same terms as the fee paid to our predecessor, and reimbursed for our costs in providing the management and other services to those excluded properties and businesses where our predecessor had not previously received a management fee. ESRT's management of the excluded properties and provision of services to the five residential property managers and the existing managers of the other excluded businesses represent a minimal portion of our overall business. There is no established time period in which we will manage such properties or provide services to the owners of certain of the excluded properties and the five residential property managers and provide services and access to office space to the existing managers of the other excluded businesses and Peter L. Malkin and Anthony E. Malkin expect to sell certain of these properties or unwind certain of these businesses over time. We are not precluded from acquiring all or certain interests in the excluded properties or businesses. If we were to attempt any such acquisition, we anticipate that Anthony E. Malkin, ESRT's Chairman, Chief Executive Officer and President, will not participate in the negotiation process on our behalf with respect to our potential acquisition of any of these excluded properties or businesses and the approval of a majority of ESRT's independent directors will be required to approve any such acquisition.
Services are and were provided by us or our predecessor to affiliates of the sponsors. These affiliates were related parties because beneficial interests were or are held, directly or indirectly, by the sponsors, their affiliates and their family members.
During the three and six months ended June 30, 2014 and 2013, we or our predecessor engaged in various transactions with affiliates of the sponsors and their family members. These transactions are reflected in our and our predecessor's consolidated statements of income as third-party management and other fees and the unpaid balances are reflected in the due from affiliated companies on our consolidated balance sheets.
Supervisory Fee Revenue
We or our predecessor earned supervisory fees from affiliated entities not included in our and our predecessor's consolidated financial statements of $0.6 million and $0.6 million for the three months ended June 30, 2014 and 2013, respectively, and $1.1 million and $1.9 million for the six months ended June 30, 2014 and 2013, respectively. These fees are included within third-party management and other fees.

We or our predecessor earned supervisory fees from unconsolidated entities included in our predecessor's consolidated financial statements on the equity method of $0.2 million and $0.4 million for the three and six months ended June 30, 2013, respectively. There were no such revenues in the three months and six months ended June 30, 2014. These fees are included within third-party management and other fees.
Property Management Fee Revenue
We or our predecessor earned property management fees from affiliated entities not included in our and our predecessor's consolidated financial statements of $0.1 million and $0.6 million for the three months ended June 30, 2014 and 2013, respectively, and $0.2 million and $1.3 million for the six months ended June 30, 2014 and 2013, respectively. These fees are included within third-party management and other fees.
We or our predecessor earned property management fees from unconsolidated entities included in our predecessor's consolidated financial statements on the equity method of $0.03 million and $0.1 million for the three and six months ended June 30, 2013, respectively. There were no such revenues in the three and six months ended June 30, 2014. These fees are included within third-party management and other fees.
Profit Share
We or our predecessor received additional payments equal to a specified percentage of distributions in excess of specified amounts, both being defined, from affiliated entities not included in our and our predecessor's consolidated financial statements. Our profits interest totaled $0.0 million and $0.4 million for the three and six months ended June 30, 2013, respectively. There were no such revenues in the three and six months ended June 30, 2014. These fees are included within other income and fees.
We or our predecessor received additional payments equal to a specified percentage of distributions in excess of specified amounts, both being defined, from unconsolidated entities included in our predecessor's consolidated financial statements on the equity method. Our predecessor's profits interest totaled $0.2 million and $0.3 million for the three and six months ended June 30, 2013, respectively. There were no such revenues in the three and six months ended June 30, 2014. These fees are included within other income and fees.
Other Fees and Disbursements from Non-Controlled Affiliates
We or our predecessor earned other fees and disbursements from affiliated entities not included in our and our predecessor's consolidated financial statements of $0.0 million and $0.2 million for the three and six months ended June 30, 2013, respectively. There were no such revenues in the three and six months ended June 30, 2014. These fees are included within other income and fees.
Our predecessor earned other fees and disbursements from unconsolidated subsidiaries included in its consolidated financial statements on the equity method of $0.3 million and $0.7 million for the three and six months ended June 30, 2013, respectively. There were no such revenues in the three and six months ended June 30, 2014. These fees are included within other income and fees.
Included in these other fees are reimbursements from unconsolidated entities included in our predecessor's consolidated financial statements on the equity method for offering costs related to the Offering of $0.3 million and $0.7 million for the three and six months ended June 30, 2013, respectively, of which $0.3 million were included in due from affiliated companies as of June 30, 2013. There were no such revenues in the three and six months ended June 30, 2014.
Family Office Services
In 2014, family office services comprise of temporarily continuing to provide office space, equipment, and administrative support as was done prior to our formation. We are reimbursed at third-party market rates. In 2013, the predecessor provided certain accounting and bookkeeping services. The sponsors reimbursed us in the amount of less than $0.1 million and $0.1 million for the three months ended June 30, 2014 and 2013, respectively, and $0.1 million and $0.4 million for the six months ended June 30, 2014 and 2013, respectively.

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

The following tables provides components of segment profit for each segment for the three and six months ended June 30, 2014 and 2013, as reviewed by management (amounts in thousands):

	Three Months Ended June 30, 2014
	Real Estate		Observatory	Other	Totals
Revenues from external customers	$110,838		$30,389	$12,966	$154,193
Intersegment revenues	16,298	(1)	—	901	17,199
Total revenues	127,136		30,389	13,867	171,392
All operating expenses	(63,380)		(25,799)	(13,591)	(102,770)
Interest expense	(14,629)		—	—	(14,629)
Depreciation and amortization expense	(28,556)		(77)	(4)	(28,637)
Segment profit (loss)	$20,571		$4,513	$272	$25,356
Segment assets	$2,221,530		$243,189	$11,906	$2,476,625
Expenditures for segment assets	$37,735		$—	$—	$37,735
___________

(1)	The observatory pays a market-based rent payment comprised of fixed and percentage rent to the Empire State Building.

	Three Months Ended June 30, 2013
	Real Estate	Other	Totals
Revenues from external customers	$53,303	$6,218	$59,521
Intersegment revenues	19	2,034	2,053
Total revenues	53,322	8,252	61,574
All operating expenses, excluding noncash items	(20,141)	(8,269)	(28,410)
Interest expense	(14,715)	—	(14,715)
Depreciation and amortization expense	(13,118)	7	(13,111)
Equity in net income of non-controlled entities	6,079	—	6,079
Segment profit	$11,427	$(10)	$11,417
Segment assets	$999,902	$11,356	$1,011,258
Investment in non-controlled entities	$82,515	$—	$82,515
Expenditures for segment assets	$19,968	$—	$19,968

	Six Months Ended June 30, 2014
	Real Estate		Observatory	Other	Totals
Revenues from external customers	$218,865		$47,690	$27,944	$294,499
Intersegment revenues	31,566	(1)	—	1,863	33,429
Total revenues	250,431		47,690	29,807	327,928
All operating expenses	(128,942)		(45,845)	(28,706)	(203,493)
Interest expense	(28,966)		—	—	(28,966)
Depreciation and amortization expense	(58,607)		(138)	(7)	(58,752)
Segment profit (loss)	$33,916		$1,707	$1,094	$36,717
Segment assets	$2,221,530		$243,189	$11,906	$2,476,625
Expenditures for segment assets	$54,978		$—	$—	$54,978
___________

(1)	The observatory pays a market-based rent payment comprised of fixed and percentage rent to the Empire State Building.

	Six Months Ended June 30, 2013
	Real Estate	Other	Totals
Revenues from external customers	$109,478	$12,400	$121,878
Intersegment revenues	37	4,807	4,844
Total revenues	109,515	17,207	126,722
All operating expenses, excluding noncash items	(41,745)	(17,028)	(58,773)
Interest expense	(28,911)	—	(28,911)
Depreciation and amortization expense	(25,267)	—	(25,267)
Equity in net income of non-controlled entities	7,898	—	7,898
Segment profit	$21,490	$179	$21,669
Segment assets	$999,902	$11,356	$1,011,258
Investment in non-controlled entities	$82,515	$—	$82,515
Expenditures for segment assets	$33,011	$—	$33,011

The following table provides a reconciliation of segment data to the consolidated financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	Company	Predecessor	Company	Predecessor
Revenue reconciliation
Total revenues for reportable segments	$171,392	$61,574	327,928	$126,722
Other revenues	975	48	975	111
Elimination for intersegment revenues	(17,199)	(2,053)	(33,429)	(4,844)
Total consolidated revenues	$155,168	$59,569	$295,474	$121,989
Profit or loss
Total profit or loss for reportable segments	$25,356	$11,417	36,717	$21,669
Other profit or loss items	975	(6,849)	975	(13,174)
Formation transaction expenses	—	(1,305)	—	(3,000)
Private perpetual preferred exchange offering costs	(950)	—	(950)	—
Elimination for capitalized intersegment profit or loss	(100)	(240)	(230)	(605)
Unallocated amounts:
Investment income	—	48	—	111
Net income	$25,281	$3,071	$36,512	$5,001

14. Subsequent Events
On July 15, 2014, we completed the acquisition of the ground and operating leases at 112 West 34th Street (and the fee title to 122 West 34th Street) and the ground lease at 1400 Broadway for a total of approximately $734 million in cash, common stock and Series PR OP units. Reference is made to Note 3.

Subsequent to June 30, 2014, we borrowed an additional $190.0 million on the secured revolving and term credit facility in connection with the acquisition of the option properties.

Subsequent to June 30, 2014, we extended the maturity date of three loans totaling $89.8 million from August 1, 2014 to February 1, 2015.

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
• resolution of the appeals related to the Original Class Actions and appeals that may be filed related to the "Second Class Actions";
• reduced demand for office or retail space;
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
• difficulties in identifying properties to acquire and completing acquisitions;
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
• our ability to comply with the laws, rules and regulations applicable to companies and, in particular, public companies; and
• the factors included in this Quarterly Report on Form 10-Q, including those set forth under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and in our Annual Report on Form 10-K, including those set forth under the headings "Business" and "Risk Factors".

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
With the completion of the Offering and the formation transactions, the historical operations of our predecessor and the properties that have been operated through our predecessor, were combined with our company and/or our subsidiaries. The following discussion and analysis should be read in conjunction with our consolidated financial statements as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011 and the notes related thereto which are included in our Annual Report on Form 10-K which we filed with the SEC, and our unaudited consolidated financial statements as of June 30, 2014 and for the three and six months ended June 30, 2014 and 2013 included in this Quarterly Report on Form 10-Q.
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
We were organized as a Delaware limited partnership on November 28, 2011. We did not have any assets other than cash and did not have any meaningful operating activity until the consummation of the Offering and the related acquisition of our predecessor and certain non-controlled entities controlled by our predecessor on October 7, 2013 as part of the formation transactions. Our operations commenced upon completion of the Offering and related formation transactions on October 7, 2013. ESRT, as the sole general partner in our company, has responsibility and discretion in the management and control in our company, and our limited partners, in such capacity, have no authority to transact business for, or participate in the management activities of our company. As of June 30, 2014, ESRT owned approximately 38.9% of our operating partnership units.
    For all periods prior to the completion of the Offering and related formation transactions, this Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the historical financial condition and results of operations of our predecessor, which owned controlling interests in 16 properties and unconsolidated non-controlling interests in the Empire State Building (including the observatory and broadcast operations), 1350 Broadway, 1333 Broadway, and 501 Seventh Avenue, which are accounted for under the equity method of accounting and make up a significant portion of our company subsequent to the completion of the Offering and related formation transactions. Our financial condition as of June 30, 2013 and results of operations for the three and six months ended June 30, 2013 reflect the financial condition and results of operations of our predecessor. Our financial condition as of June 30, 2014 and results of operations for the three and six months ended June 30, 2014 reflect the financial condition and results of operations of our predecessor consolidated with the non-controlling interests in those four properties we acquired at the time of the Offering and related formation transactions.
We operate an integrated business that currently consists of two operating segments: real estate and observatory.
Although construction contracting represented approximately 9.4% and 10.2% of our revenues for the six months ended June 30, 2014 and 2013, respectively, its relative contribution to our net income was much less significant than its contribution to our revenues.
As of June 30, 2014, our total portfolio, containing 8.4 million rentable square feet of office and retail space, was 88.6% occupied. Including signed leases not yet commenced, our total portfolio was 89.6% leased at June 30, 2014. Our Manhattan area office properties were 87.7% occupied (or 88.6% giving effect to leases signed but not yet commenced as of that date) and our greater New York metropolitan area office properties were 90.2% occupied (or 92.0% giving effect to leases signed but not yet commenced as of that date). Our office properties as a whole were 88.3% occupied (or 89.4% giving effect to leases signed but not yet commenced as of that date). Our ability to increase occupancy and rental revenue at our office properties depends on the successful completion of our repositioning program as described below and market conditions. The other component of our real estate segment, retail leasing, comprises both standalone retail properties and retail space in our Manhattan office properties. Our retail properties, including retail space in our Manhattan office properties, were 92.5% occupied (or 92.5% giving effect to leases signed but not yet commenced as of that date) as of June 30, 2014.
The Empire State Building is our flagship property. The Empire State Building provides us with a diverse source of revenue through its office and retail leases, observatory operations and broadcasting licenses, and related leased space. During the six months ended June 30, 2014 and 2013, respectively, the Empire State Building generated approximately $81.7 million and $62.9 million of rental revenue, excluding observatory operations. During the six months ended June 30, 2014 and 2013, the observatory operations of the Empire State Building generated approximately $47.7 million and $44.0 million, respectively, of revenue. Our observatory operations are a separate accounting segment following the Offering and related formation transactions. Our observatory operations are subject to regular patterns of tourist activity in Manhattan. During the past ten years of our annual observatory revenue, approximately 16.0% to 18.0% was realized in the first quarter, 26.0% to 28.0% was realized in the second quarter, 31.0% to 33.0% was realized in the third quarter, and 23.0% to 25.0% was realized in the fourth quarter.
The components of the Empire State Building revenue are as follows:

	Six Months Ended June 30,
	2014	2013
Office leases	40.6%	33.8%
Retail leases	3.6%	4.5%
Tenant reimbursements & other income	11.1%	11.0%
Observatory operations	36.8%	41.2%
Broadcasting licenses	7.9%	9.5%
Total	100.0%	100.0%
From 2002 through 2006, we gradually gained full control of the day-to-day management of our Manhattan office properties (with the estate of Leona M. Helmsley previously holding certain approval rights at some of these properties as a result of its interest in the entities owning the properties). Since then, we have been undertaking a comprehensive redevelopment and repositioning strategy of our Manhattan office properties that has included the physical improvement through upgrades and modernization of, and tenant upgrades in, such properties. Since we assumed full control of the day-to-day management of our Manhattan office properties beginning with One Grand Central Place in 2002, and through June 30, 2014, we have invested a total of approximately $462.0 million (excluding tenant improvement costs and leasing commissions) in our Manhattan office properties pursuant to this program. Of the $462.0 million invested pursuant to this program, $260.0 million was invested at the Empire State Building. We currently estimate that between $80.0 million and $120.0 million of capital is needed beyond June 30, 2014 to complete substantially the redevelopment and repositioning program at our Manhattan office properties. We expect the redevelopment program at the Empire State Building to continue until the end of 2016 due to the size and scope of our remaining work and our desire to minimize tenant disruptions at the property. These estimates are based on our current budgets (which do not include tenant improvement and leasing commission costs) and are subject to change.

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

As of June 30, 2014, we have approximately $200.9 million of debt maturing in 2014 and approximately $98.5 million maturing in 2015, and we have total debt outstanding of approximately $1.2 billion, with a weighted average interest rate of 4.47% and a weighted average maturity of 2.6 years and 67.2% of which is fixed-rate indebtedness. Our overall leverage will depend on our mix of investments and the cost of leverage. ESRT's charter does not restrict the amount of leverage that we may use, though we are subject to certain restrictions and financial covenants under our existing credit facility. Given our current liquidity, including availability under our secured revolving credit facility, and the low leverage financing of our 2014 and 2015 balloon maturities, we believe we will be able to refinance those maturities.

Subsequent to June 30, 2014, we extended the maturity date of three loans totaling $89.8 million from August 1, 2014 to February 1, 2015.
Our Predecessor
See Note 1 to the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for an overview of our predecessor and the non-controlled entities.
Factors That May Influence Future Results of Operations
Leasing
Leasing activity has remained strong. On a combined basis, we, our predecessor and the non-controlled entities, signed 1.1 million, 1.1 million, and 1.5 million rentable square feet of new leases, expansions and lease renewals, for the years ended December 31, 2013, 2012, and 2011, respectively. During the six months ended June 30, 2014, we signed approximately 403,000 rentable square feet of new leases, expansions and renewals.
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
As of June 30, 2014, there were approximately 0.9 million rentable square feet of space in our portfolio available to lease (excluding leases signed but not yet commenced) representing 10.4% of the net rentable square footage of the properties in our portfolio. In addition, leases representing 3.4% and 8.5% of net rentable square footage of the properties in our portfolio will expire in the second half of 2014 and in 2015, respectively. These leases are expected to represent approximately 3.8% and 9.2%, respectively, of our annualized rent for such periods. Our revenues and results of operations can be impacted by expiring leases that are not renewed or re-leased or that are renewed or re-leased at base rental rates equal to above or below the current average base rental rates. Further, our revenues and results of operations can also be affected by the costs we incur to re-lease available space, including payment of leasing commissions, redevelopments and build-to-suit remodeling that may not be borne by the tenant.
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
Observatory Operations
The Empire State Building Observatory revenue for the second quarter 2014 grew 11.4% to $30.4 million, from $27.3 million in the second quarter of 2013, due to higher admission pricing and the shift of the Easter holiday week from first quarter 2013 to second quarter 2014. The Observatory hosted approximately 1,222,000 visitors in the second quarter 2014, representing a 3.8% increase from the same period of 2013. The increase in attendance was attributable to the shift of the Easter holiday week from the first quarter 2013 to the second quarter 2014.

For the six months ended June 30, 2014, the Empire State Building Observatory hosted 1,886,000 visitors, which was unchanged from the same period in 2013. Observatory revenue was $47.7 million for the six months ended June 30, 2014, an 8.4% increase from $44.0 million for the six months ended June 30, 2013.
Observatory revenues and admissions are dependent upon the following: (i) the number of tourists (domestic and international) that come to New York City and visit the observatory, as well as any related tourism trends; (ii) the prices per admission that can be charged; (iii) seasonal trends affecting the number of visitors to the observatory; (iv) competition, in particular from the Rockefeller Center observatory and the planned observatory at One World Trade Center; and (v) weather trends.
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
    Our predecessor's consolidated financial statements include all the accounts and operations of our predecessor. The real estate entities included in the accompanying consolidated financial statements have been consolidated on the basis that, for the periods presented, such entities were under common control, common management and common ownership of the sponsors. Equity interests in the entities that were not controlled by the sponsors are shown as investments in non-controlled entities. We acquired these interests as a result of the formation transactions and we currently own and control 100% of the interests in these entities.
Our predecessor consolidated variable interest entities, or VIEs, in which it was considered a primary beneficiary. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. We had no VIEs as of June 30, 2014.
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
Observatory Revenue
Revenue from the sale of Observatory tickets are recognized upon admission or ticket expirations. Deferred income related to unused and unexpired tickets as of June 30, 2014 was $5.1 million.
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

We assess the potential for impairment of our long-lived assets, including real estate properties, annually or whenever events occur or a change in circumstances indicate that the recorded value might not be fully recoverable. We determine whether impairment in value has occurred by comparing the estimated future undiscounted cash flows expected from the use and eventual disposition of the asset to its carrying value. If the undiscounted cash flows do not exceed the carrying value, the real estate is adjusted to fair value and an impairment loss is recognized. Assets held for sale are recorded at the lower of cost or fair value less costs to sell. We do not believe that the value of any of our properties and intangible assets were impaired during the six months ended June 30, 2014.
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
As of June 30, 2014 and December 31, 2013, we had no equity method investments.
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
Income Taxes
We are generally not subject to federal and state income taxes as our taxable income or loss is reportable by our partners. Accordingly, no provision has been made for federal and state income taxes. ESRT elected, together with ESRT Observatory TRS, L.L.C., our subsidiary which holds our observatory operations, to treat ESRT Observatory TRS, L.L.C. as a TRS, and ESRT has elected, together with ESRT Holdings TRS, L.L.C., our subsidiary that holds our third party management, construction, cafeteria, health club and cleaning operations, to treat ESRT Holdings TRS, L.L.C. as a TRS. TRSs may participate in non-real estate activities and/or perform non-customary services for tenants and their operations are generally subject to regular corporate income taxes. Our taxable REIT subsidiaries' account for their income taxes in accordance with GAAP, which includes an estimate of the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. The calculation of the taxable REIT subsidiaries' tax provisions may require interpreting tax laws and regulations and could result in the use of judgments or estimates which could cause its recorded tax liability to differ from the actual amount due. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The taxable REIT subsidiaries periodically assess the realizability of deferred tax assets and the adequacy of deferred tax liabilities, including the results of local, state, or federal statutory tax audits or estimates and judgments used.
We apply provisions for measuring and recognizing tax benefits associated with uncertain tax positions. Penalties and interest, if incurred, would be recorded as a component of marketing, general and administrative expenses. As of June 30, 2014 and 2013, we do not have a liability for uncertain tax positions. As of June 30, 2014, the tax years ended December 31, 2010 through December 31, 2013 remain open for an audit by the Internal Revenue Service and state authorities. We have not received a notice of audit from the Internal Revenue Service and state authorities for any of the open tax years.
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
Two of the limited liability companies in our predecessor had non-real estate income subject to NYCUBT. As of June 30, 2013, both entities generated taxable income. No provision or liability for U.S. federal, state, or local income taxes has been included in our predecessor's consolidated financial statements as taxable income as referred to above is fully offset by a NYCUBT net operating loss carry forward from previous years.
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
Results of Operations
Overview
The discussion below relates to the financial condition and results of operations for the three and six months ended June 30, 2014 and 2013.
Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013
The following table summarizes the historical results of operations for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
	2014	2013	Change	%
Revenues:
Rental revenue(1)	$92,210	$43,639	$48,571	111.3%
Tenant expense reimbursement	14,304	7,045	7,259	103.0%
Observatory revenue	30,389	—	30,389	100.0%
Construction revenue	12,963	6,218	6,745	108.5%
Third-party management and other fees	753	1,526	(773)	(50.7)%
Other revenues and fees	4,549	1,141	3,408	298.7%
Total revenues	155,168	59,569	95,599	160.5%
Operating expenses:
Property operating expenses	35,596	12,152	23,444	192.9%
Marketing, general and administrative expenses	12,189	6,849	5,340	78.0%
Observatory expenses	7,120	—	7,120	100.0%
Construction expenses	12,795	6,529	6,266	96.0%
Real estate taxes	18,186	7,916	10,270	129.7%
Formation transaction expenses	—	1,305	(1,305)	(100.0)%
Depreciation and amortization	28,637	13,111	15,526	118.4%
Total operating expenses	114,523	47,862	66,661	139.3%
Operating income	40,645	11,707	28,938	247.2%
Other income (expense):
Equity in net income of non-controlled entities	—	6,079	(6,079)	(100.0)%
Interest expense	(14,629)	(14,715)	86	(0.6)%
Acquisition expenses	(735)	—	(735)	—%
Net income	$25,281	$3,071	$22,210	723.2%
_______________

(1)	Includes $4,095 of leasehold rent for the three months ended June 30, 2013.

Rental Revenue
The increase in rental income was primarily attributable to the acquisition of the four non-controlled properties upon the completion of the Offering and related formation transactions on October 7, 2013, which increased rental revenue by $45.4 million.
Tenant Expense Reimbursement
The increase in tenant expense reimbursement is primarily attributable to the acquisition of the four non-controlled properties upon the completion of the Offering and related formation transactions on October 7, 2013, which increased tenant expense reimbursement by $8.2 million, partially offset by reductions in tenant expense reimbursement at other properties.

Observatory Revenue
Observatory revenue increased by $30.4 million and is attributable to the acquisition of the observatory operations from the non-controlled entity Empire State Building Company, L.L.C., upon the completion of the Offering and related formation transactions on October 7, 2013, and the operations of the observatory are now included in our consolidated results.
Construction Revenue
The increase in construction revenue is attributable to a larger volume of significant construction projects during the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The increase in the number of projects is primarily due to the timing of the short duration projects.
Third-Party Management and Other Fees
The decrease in third party management and other fees revenue is primarily due to acquisition of the non-controlled entities and the subsequent elimination of fees due to consolidation.
Other Revenues and Fees
The increase in other revenues and fees is primarily due to $0.7 million of lease cancellation income, $0.6 million property tax refund and a $1.0 million lawsuit settlement that the observatory recognized in the three months ended June 30, 2014, compared to none in the prior period.
Property Operating Expenses
The increase in property operating expenses is primarily attributable to the acquisition of the four non-controlled properties upon the completion of the Offering and related formation transactions on October 7, 2013, which increased property operating expenses by $21.2 million.
Marketing, General and Administrative Expenses
Marketing, general and administrative expenses increased due to an income tax expense of $2.7 million due to income in our TRS, private perpetual preferred exchange offering costs of $1.0 million, equity compensation expense of $0.8 million and higher insurance expenses of $0.4 million.
Observatory Expenses
Observatory expenses increased by $7.1 million and is attributable to the acquisition of the observatory operations from the non-controlled entity Empire State Building Company, L.L.C., upon the completion of the Offering and related formation transactions on October 7, 2013, and the operations of the observatory are now included in our consolidated results.
Construction Expenses
The increase in construction expenses correlates with the higher volume of construction projects as described above in Construction revenue.
Real Estate Taxes
The increase in real estate taxes is primarily attributable to the acquisition of the four non-controlled properties upon the completion of the Offering and related formation transactions on October 7, 2013, which increased real estate taxes by $10.2 million.
Formation Transaction Expenses
Formation transaction expenses decreased by $1.3 million due to the completion of the formation transactions in 2013.
Depreciation and Amortization
The increase in depreciation and amortization is primarily attributable to the acquisition of the four non-controlled properties upon the completion of the Offering and related formation transactions on October 7, 2013, which increased depreciation and amortization by $15.6 million.
Interest Expense

Interest expense decreased due to lower weighted average interest rates in 2014 compared to 2013, offset by higher outstanding principal balances.
Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013
The following table summarizes the historical results of operations for the six months ended June 30, 2014 and 2013:

	Six months ended June 30,
	2014	2013	Change	%
Revenues:
Rental revenue(1)	$182,414	$88,905	$93,509	105.2%
Tenant expense reimbursement	29,457	13,634	15,823	116.1%
Observatory revenue	47,690	—	47,690	100.0%
Construction revenue	27,926	12,400	15,526	125.2%
Third-party management and other fees	1,364	4,183	(2,819)	(67.4)%
Other revenues and fees	6,623	2,867	3,756	131.0%
Total revenues	295,474	121,989	173,485	142.2%
Operating expenses:
Property operating expenses	71,907	25,958	45,949	177.0%
Marketing, general and administrative expenses	20,864	13,174	7,690	58.4%
Observatory expenses	14,101	—	14,101	100.0%
Construction expenses	27,078	12,789	14,289	111.7%
Real estate taxes	36,559	15,787	20,772	131.6%
Formation transaction expenses	—	3,000	(3,000)	(100.0)%
Depreciation and amortization	58,752	25,267	33,485	132.5%
Total operating expenses	229,261	95,975	133,286	138.9%
Operating income	66,213	26,014	40,199	154.5%
Other income (expense):
Equity in net income of non-controlled entities	—	7,898	(7,898)	(100.0)%
Interest expense	(28,966)	(28,911)	(55)	0.2%
Acquisition expenses	(735)	—	(735)	—%
Net income	$36,512	$5,001	$31,511	630.1%
_______________

(1)	Includes $10,151 of leasehold rent for the six months ended June 30, 2013.

Rental Revenue
The increase in rental income was primarily attributable to the acquisition of the four non-controlled properties upon the completion of the Offering and related formation transactions on October 7, 2013, which increased rental revenue by $87.9 million.
Tenant Expense Reimbursement
The increase in tenant expense reimbursement is primarily attributable to the acquisition of the four non-controlled properties upon the completion of the Offering and related formation transactions on October 7, 2013, which increased tenant expense reimbursement by $16.6 million.
Observatory Revenue
Observatory revenue increased by $47.7 million and is attributable to the acquisition of the observatory operations from the non-controlled entity Empire State Building Company, L.L.C., upon the completion of the Offering and related formation transactions on October 7, 2013, and the operations of the observatory are now included in our consolidated results.
Construction Revenue

The increase in construction revenue is attributable to a larger volume of significant construction projects during the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The increase in the number of projects is primarily due to the timing of the short duration projects.
Third-Party Management and Other Fees
The decrease in third party management and other fees revenue is primarily due to acquisition of the non-controlled entities and the subsequent elimination of fees due to consolidation.
Other Revenues and Fees
The increase in other revenues and fees is primarily due to $1.1 million of lease cancellation income, $0.6 million property tax refund and a $1.0 million lawsuit settlement that the observatory recognized in the six months ended June 30, 2014, compared to none in the prior period.
Property Operating Expenses
The increase in property operating expenses is primarily attributable to the acquisition of the four non-controlled properties upon the completion of the Offering and related formation transactions on October 7, 2013, which increased property operating expenses by $42.1 million.
Marketing, General and Administrative Expenses
Marketing, general and administrative expenses increased due to higher payroll expenses of $2.6 million, equity compensation expense of $1.9 million, private perpetual preferred exchange offering costs of $1.0 million, higher insurance expenses of $0.8 million and higher marketing expenses of $0.6 million.
Observatory Expenses
Observatory expenses increased by $14.1 million and is attributable to the acquisition of the observatory operations from the non-controlled entity Empire State Building Company, L.L.C., upon the completion of the Offering and related formation transactions on October 7, 2013, and the operations of the observatory are now included in our consolidated results.
Construction Expenses
The increase in construction expenses correlates with the higher volume of construction projects as described above in Construction revenue.
Real Estate Taxes
The increase in real estate taxes is primarily attributable to the acquisition of the four non-controlled properties upon the completion of the Offering and related formation transactions on October 7, 2013, which increased real estate taxes by $20.3 million.
Formation Transaction Expenses
Formation transaction expenses decreased by $3.0 million due to the completion of the formation transactions in 2013.
Depreciation and Amortization
The increase in depreciation and amortization is primarily attributable to the acquisition of the four non-controlled properties upon the completion of the Offering and related formation transactions on October 7, 2013, which increased depreciation and amortization by $30.5 million.
Interest Expense
Interest expense increased due to higher outstanding balances in 2014 compared to 2013, offset by lower weighted average interest rates.
Liquidity and Capital Resources
At June 30, 2014, we had approximately $41.8 million available in cash and cash equivalents and there was $445.0 million available under our secured revolving credit facility.

As of June 30, 2014, availability under the secured revolving and term credit facility is reduced by $27.3 million until certain capital expenditures at the Empire State Building are made by us from proceeds from the secured revolving and term credit facility or cash on hand.
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
While we may be able to anticipate and plan for certain liquidity needs, there may be unexpected increases in uses of cash that are beyond our control and which would affect our financial condition and results of operations. For example, we may be required to comply with new laws or regulations that cause us to incur unanticipated capital expenditures for our properties, thereby increasing our liquidity needs. Even if there are no material changes to our anticipated liquidity requirements, our sources of liquidity may be fewer than, and the funds available from such sources may be less than, anticipated or needed. Our primary sources of liquidity will generally consist of cash on hand and cash generated from our operating activities, mortgage financings and unused borrowing capacity under our secured revolving and term credit facility. We expect to meet our short-term liquidity requirements, including distributions, operating expenses, working capital, debt service, and capital expenditures from cash flows from operations, debt issuances, and available borrowing capacity under our loans and secured revolving and term credit facility. The availability of these borrowings is subject to the conditions set forth in the applicable loan agreements. We expect to meet our long-term capital requirements, including acquisitions, redevelopments and capital expenditures through our cash flows from operations, our secured revolving and term credit facility, mortgage financings, debt issuances, common and/or preferred equity issuances and asset sales. Our properties require periodic investments of capital for individual lease related tenant improvements allowances, general capital improvements and costs associated with capital expenditures. Our overall leverage will depend on our mix of investments and the cost of leverage. ESRT's charter does not restrict the amount of leverage that we may use.
As of June 30, 2014, we had approximately $1.2 billion of total consolidated indebtedness outstanding, with a weighted average interest rate of 4.47% and a weighted average maturity of 2.6 years. We have approximately $200.9 million of debt maturing in 2014 and approximately $98.5 million maturing in 2015. Given our current liquidity, including availability under our secured revolving credit facility, and the low leverage financing of our 2014 and 2015 balloon maturities, we believe we will be able to refinance those maturities.
Secured Revolving and Term Credit Facility
Our secured revolving and term credit facility has a maximum aggregate original principal amount of up to $800.0 million. Merrill Lynch, Pierce, Fenner & Smith Incorporated (“Merrill Lynch”) acted as joint lead arranger and joint bookrunner, Bank of America, N.A. (“Bank of America”), an affiliate of Merrill Lynch, acts as administrative agent and Goldman Sachs Bank USA, an affiliate of Goldman Sachs & Co., acts as syndication agent, joint lead arranger and joint bookrunner, with respect to the revolving credit and term loan facilities, which are collectively referred to herein as the secured revolving and term credit facility. The secured revolving and term credit facility is comprised of a term loan A and a term loan B, which are referred to herein as the term loan, and a revolving credit facility, which is referred to herein as the revolving credit facility, in the maximum original principal amount of the difference between $800.0 million and the original balance under the term loan. The secured revolving and term credit facility contains an accordion feature that will allow us to increase the maximum aggregate principal amount to $1.25 billion under specified circumstances. We expect to use the secured revolving and term credit facility to, among other things, fund capital expenditures and tenant improvements and leasing commissions, potential acquisitions, development and redevelopment of real estate properties, general corporate matters and working capital. As of June 30, 2014, the outstanding balance on the secured revolving and term credit facility was $355.0 million. Subsequent to June 30, 2014, we borrowed an additional $190.0 million on the secured revolving and term credit facility in connection with the acquisition of the option properties.
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

Interest. Amounts outstanding under the term loan bear interest at a floating rate equal to, at our election, (x) a Eurodollar rate, plus a spread ranging from 1.00% to 2.00% depending upon our leverage ratio and credit rating which, at June 30, 2014, was 1.35%; or (y) a base rate, plus a spread ranging from 0.00% to 1.00% depending upon our leverage ratio and credit rating which, at June 30, 2014, was 0.35%. Amounts outstanding under the revolving credit facility bear interest at a floating rate equal to, at our election, (x) a Eurodollar rate, plus a spread ranging from 0.925% to 1.70% depending upon our leverage ratio and credit rating which, at June 30, 2014, was 1.20%; or (y) a base rate, plus a spread ranging from 0.00% to 0.70% depending upon our leverage ratio and credit rating which, at June 30, 2014, was 0.20%. In addition, the revolving credit facility permits us to borrow at competitive bid rates determined in accordance with the procedures described in the revolving credit facility.

Fees. We paid certain customary fees and expense reimbursements.

Maturity. The term loan has a term of five years and matures in October 2018 and the revolving credit facility has an initial term of four years and matures in October 2017. We have the option to extend the initial term of the revolving credit facility for an additional one-year period, subject to certain conditions, including the payment of an extension fee equal to 0.20% of the then-outstanding commitments under the revolving credit facility.

Financial Covenants. The secured revolving and term credit facility includes the following financial covenants: (i) maximum leverage ratio of total indebtedness to total asset value of the loan parties and their consolidated subsidiaries will not exceed 60%, (ii) consolidated secured indebtedness (excluding the secured revolving and term credit facility) will not exceed 40% of total asset value, (iii) tangible net worth will not be less than the sum of 80% of tangible net worth at the closing of the secured revolving and term credit facility plus 75% of net equity proceeds received by us after the closing date (other than proceeds received by us in connection with any dividend reinvestment program), (iv) adjusted EBITDA (as defined in the secured revolving and term credit facility) to consolidated fixed charges will not be less than 1.50x, (v) consolidated variable rate debt will not exceed 25% of total asset value and (vi) consolidated secured recourse indebtedness (excluding the secured revolving and term credit facility) will not exceed 10% of total asset value. Subject to certain customary exceptions and excluding dividends and distributions payable solely in our common stock, we are restricted from paying dividends or other distributions in excess of the greater of (x) 95% of funds from operations (as defined in the secured revolving and term credit facility) and (y) the amount of dividends and other distributions we are required to pay in order to maintain ESRT's qualification as a REIT and (other than during an event of default) to avoid the payment of federal or state income or excise tax; provided, that if certain events of default exist, we may be precluded from paying any dividends or other distributions. As of June 30, 2014, we were in compliance with the covenants:

Financial covenant	Required	June 30, 2014	In Compliance
Maximum total leverage	< 60%	29.7%	Yes
Maximum secured debt	< 40%	21.1%	Yes
Minimum fixed charge coverage	> 1.5x	3.0x	Yes
Maximum variable rate indebtedness	< 25%	9.7%	Yes
Maximum secured recourse indebtedness	< 10%	—%	Yes
Minimum tangible net worth	$689,800	$822,855	Yes

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
Mortgage debt
As of June 30, 2014, we had mortgage debt outstanding of $873.9 million. There were no borrowings or repayments during the six months ended June 30, 2014, except for monthly principal amortization payments. Subsequent to June 30, 2014, we extended the maturity date of three loans totaling $89.8 million from August 1, 2014 to February 1, 2015.

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
Capital Expenditures
The following table summarizes our tenant improvement costs, leasing commission costs and our capital expenditures for our 18 properties as if they were consolidated for each of the periods presented (dollars in thousands, except per square foot amounts):
Office Properties(1)

	Six Months Ended June 30,
Total New Leases, Expansions, and Renewals	2014	2013
Number of leases signed(2)	116	117
Total square feet	400,644	417,155
Leasing commission costs(3)	$6,022	$5,033
Tenant improvement costs(3)	19,853	20,282
Total leasing commissions and tenant improvement costs(3)	$25,875	$25,315
Leasing commission costs per square foot(3)	$15.03	$12.06
Tenant improvement costs per square foot(3)	49.55	48.62
Total leasing commissions and tenant improvement costs per square foot(3)	$64.58	$60.68
Retail Properties(4)

	Six Months Ended June 30,
Total New Leases, Expansions, and Renewals	2014	2013
Number of leases signed(2)	3	6
Total Square Feet	1,934	66,483
Leasing commission costs(3)	$13	$4,764
Tenant improvement costs(3)	—	1,874
Total leasing commissions and tenant improvement costs(3)	$13	$6,638
Leasing commission costs per square foot(3)	$6.59	$71.66
Tenant improvement costs per square foot(3)	—	28.20
Total leasing commissions and tenant improvement costs per square foot(3)	$6.59	$99.86
_______________

(1)	Excludes an aggregate of 415,339 rentable square feet of retail space in our Manhattan office properties. Includes the Empire State Building broadcasting licenses and observatory operations.

(2)	Presents a renewed and expansion lease as one lease signed.

(3)
Presents all tenant improvement and leasing commission costs as if they were incurred in the period in which the lease was signed, which may be different than the period in which they were actually paid.

(4)	Includes an aggregate of 415,339 rentable square feet of retail space in our Manhattan office properties. Excludes the Empire State Building broadcasting licenses and observatory operations.

	Six Months Ended June 30,
	2014	2013
Total Portfolio
Capital expenditures (1)	$23,498	$24,647
_______________

(1)
Includes all capital expenditures, excluding tenant improvements and leasing commission costs, which are primarily attributable to the redevelopment and repositioning program conducted at our Manhattan office properties.

As of June 30, 2014, we expect to incur additional costs relating to obligations under signed new leases of approximately $60.8 million during the 12 months ending June 30, 2015. This consists of approximately $60.5 million for tenant improvements and other improvements related to new leases and approximately $0.3 million on leasing commissions expected to be incurred in the 12 months ending June 30, 2015. We intend to fund the tenant improvements and leasing commission costs through a combination of operating cash flow and borrowings under the secured revolving and term credit facility.
Capital expenditures are considered part of both our short-term and long-term liquidity requirements. We currently estimate that between $80.0 million and $120.0 million of capital is needed beyond June 30, 2014 to complete substantially the redevelopment program at our Manhattan office properties, which we expect to occur by the end of 2016 due to the size and scope of our remaining work and our desire to minimize tenant disruptions. However, these estimates are based on current budgets and are subject to change. We intend to fund the capital improvements to complete the redevelopment and repositioning program through a combination of operating cash flow and borrowings under the secured revolving and term credit facility.
Contractual Obligations
The following table summarizes the amounts due in connection with our contractual obligations described below for the years ending December 31, 2014 (assuming all contractual obligations as of June 30, 2014 were outstanding as of January 1, 2014) through 2018 and thereafter (amounts in thousands).

	Year Ended December 31
	2014	2015	2016	2017	2018	Thereafter	Total
Mortgages and other debt(1)
Interest expense	$51,770	$39,152	$33,296	$23,287	$4,927	$—	$152,432
Amortization	15,178	10,036	7,918	5,393	306	—	38,831
Principal repayment	193,591	88,445	91,572	410,761	403,437	—	1,187,806
Ground lease	108	108	108	108	108	2,655	3,195
Tenant improvement and leasing commission costs	56,751	4,075	—	—	—	—	60,826
Total	$317,398	$141,816	$132,894	$439,549	$408,778	$2,655	$1,443,090
_______________

(1)	Assumes no extension options are exercised.
Off-Balance Sheet Arrangements
As of June 30, 2014, we did not have any off-balance sheet arrangements.
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
Cash Flows
Comparison of Six Months Ended June 30, 2014 to the Six Months Ended June 30, 2013
Net cash. Cash and cash equivalents were $41.8 million and $80.5 million, respectively, as of June 30, 2014 and 2013.
Operating activities. Net cash provided by operating activities increased by $1.7 million to $46.1 million for the six months ended June 30, 2014 compared to $44.4 million for the six months ended June 30, 2013.
Investing activities. Net cash used in investing activities increased by $11.9 million to $45.3 million for the six months ended June 30, 2014 compared to $33.4 million for the six months ended June 30, 2013.
Financing activities. Net cash (used in) provided by financing activities decreased by $37.8 million to ($19.8) million for the six months ended June 30, 2014 compared to $18.0 million for the six months ended June 30, 2013. The decrease is primarily due to $63.9 million in net borrowings in the six months ended June 30, 2013 in connection with the renovation program at the Empire State Building.

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

The following table presents a reconciliation of our company and predecessor net income, the most directly comparable GAAP measure, to NOI for the periods presented (amounts in thousands):

	Three Months Ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	The Company	The Predecessor	The Company	The Predecessor
			(unaudited)
Net income	$25,281	$3,071	$36,512	$5,001
Add:
Marketing, general and administrative expenses	12,189	6,849	20,864	13,174
Total depreciation and amortization(1)	28,637	15,023	58,752	28,961
Interest expense(2)	14,629	15,697	28,966	30,879
Construction expenses	12,795	6,529	27,078	12,789
Acquisition expenses	735	—	735	—
Formation transaction expenses(3)	—	1,305	—	3,000
Less:
Construction revenue	(12,963)	(6,218)	(27,926)	(12,400)
Third-party management and other fees	(753)	(1,526)	(1,364)	(4,183)
Gain on settlement of lawsuit related to the Observatory	(975)	—	(975)	—
Net operating income	$79,575	$40,730	$142,642	$77,221

Other Net Operating Income Data
Straight-line rental revenue	$10,979	$1,062	$23,559	$1,907
Net increase in rental revenue from the amortization of above- and below-market lease assets and liabilities	$2,028	$—	$3,912	$—
Amortization of acquired below-market ground lease	$426	$—	$852	$—
Ground rent earned from non-controlled entities	$—	$4,095	$—	$10,151
Management fees from non-controlled entities	$—	$659	$—	$1,479
_______________

(1)
Includes adjustment for proportionate share of depreciation and amortization expense relating to non-controlled entities of $1,912 and $3,694 for the three and six months ended June 30, 2013, respectively.

(2)	Includes adjustment for proportionate share of interest expense related to non-controlled entities of $982 and $1,968 for the three and six months ended June 30, 2013, respectively.

(3)	Includes external offering costs incurred that are not directly attributable to the consent solicitation of investors in the existing entities and this offering.

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

Core Funds From Operations ("Core FFO")
Core FFO adds back to traditionally defined FFO the following items associated with the Offering and related formation transactions: gain on consolidation of non-controlled entities, acquisition expenses, severance expenses, retirement equity compensation expenses, private perpetual preferred exchange offering expenses, acquisition expenses, and gain on settlement of lawsuit related to the observatory, net of income taxes. We present Core FFO because we consider it an important supplemental measure of its operating performance in that it excludes items associated with the Offering and related formation transactions. There can be no assurance that Core FFO presented by us is comparable to similarly titled measures of other REITs. Core FFO does not represent cash generated from operating activities and should not be considered as an alternative to net income (loss) determined in accordance with GAAP or to cash flow from operating activities determined in accordance with GAAP. Core FFO is not indicative of cash available to fund ongoing cash needs, including the ability to make cash distributions.

The following table presents a reconciliation of our company and predecessor net income, the most directly comparable GAAP measure, to FFO for the periods presented (amounts in thousands, except per share amounts):

	Three Months Ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	Company	Predecessor	Company	Predecessor
	(unaudited)		(unaudited)
Net income	$25,281	$3,071	$36,512	$5,001
Real estate depreciation and amortization(1)	28,556	14,952	58,608	28,812
Funds from operations	53,837	18,023	95,120	33,813
Gain on settlement of lawsuit related to the Observatory, net of income taxes	(540)	—	(540)	—
Private perpetual preferred exchange offering expenses	950	—	950	—
Acquisition expenses	735	—	735	—
Core funds from operations	$54,982	$18,023	$96,265	$33,813

Weighted average Operating units
Basic	245,899		245,839
Diluted	245,941		245,881

FFO per unit
Basic	$0.22		$0.39
Diluted	$0.22		$0.39

Core FFO per unit
Basic	$0.22		$0.39
Diluted	$0.22		$0.39
_______________

(1)
Includes adjustment for proportionate share of real estate depreciation and amortization expense relating to non-controlled entities of $1,872 and $3,614 for the three and six months ended June 30, 2013, respectively.

Distributions to Equity Holders
Distributions and dividends have been made to equity holders for the six months ended June 30, 2014 are as follows (amounts in thousands):

Period ended June 30, 2014	$41,823
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
Seasonality
We do not consider our business to be subject to material seasonal fluctuations, except that our observatory business is subject to tourism trends and weather, and therefore does experience some seasonality. During the past ten years of our annual observatory revenue, approximately 16.0% to 18.0% was realized in the first quarter, 26.0% to 28.0% was realized in the second quarter, 31.0% to 33.0% was realized in the third quarter and 23.0% to 25.0% was realized in the fourth quarter.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. One of the principal market risks facing us is interest rate risk on our floating rate indebtedness. As of June 30, 2014, our floating rate mortgage debt represented 7.6% of our total enterprise value. This floating rate debt included $355.0 million of borrowings under the secured revolving and term credit facility.
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
As of June 30, 2014, we had total outstanding floating rate mortgage debt obligations of $402.6 million. Based on our variable balances, interest expense would have increased by approximately $4.0 million for the period ended June 30, 2014, if short-term interest rates had been 1% higher. As of June 30, 2014, the weighted average interest rate on the $826.2 million of fixed-rate indebtedness outstanding was 5.78% per annum, each with maturities at various dates through April 5, 2018.
As of June 30, 2014, the fair value of our outstanding debt was approximately $1.2 billion, which was approximately $10.1 million more than the historical book value as of such date. Interest risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure.

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
As of June 30, 2014, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of ESRT management, including ESRT's Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures at the end of the period covered by this Report. Based on the foregoing, ESRT's Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including ESRT's Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
No changes to our internal control over financial reporting were identified in connection with the evaluation referenced above that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 10 to the Notes to Condensed Consolidated Financial Statements for a description of legal proceedings.

ITEM 1A. RISK FACTORS

With the completion of the acquisition of the ground and operating leases at 112 West 34th Street from 112 West 34th Street Associates L.L.C. and 112 West 34th Street Company L.L.C. (the “112 Property”) on July 15, 2014, and the ground lease at 1400 Broadway from 1400 Broadway Associates L.L.C. (the “1400 Property”), we have updated a few of the risk factors affecting our business since those presented in our Annual Report on Form 10-K, Part I, Item 1A, for the year ended December 31, 2013 (the “Annual Report”). Except for these updated risks, there have been no material changes in our assessment of our risk factors from those set forth in our Annual Report.

Our breach of or the expiration of our ground leases could materially and adversely affect our results of operations.

Our interest in three of our commercial office properties, 1350 Broadway, 112 West 34th Street and 1400 Broadway are long-term leaseholds of the land and the improvements, rather than a fee interest in the land and the improvements. If we are found to be in breach of these ground leases, we could lose the right to use the properties. In addition, unless we purchase the underlying fee interest in these properties or extend the terms of our leases for these properties before expiration on terms significantly comparable to our current leases, we will lose our right to operate these properties and our leasehold interests in these properties upon expiration of the leases or we will continue to operate them at much lower profitability, which would significantly adversely affect our results of operations. In addition, if we are perceived to have breached the terms of these leases, the fee owner may initiate proceedings to terminate the leases. The long-term leases, including unilateral extension rights available to us expire on July 31, 2050 for 1350 Broadway, June 10, 2077 for 112 West 34th Street, and December 31, 2063 for 1400 Broadway.

Pursuant to the ground leases, we, as tenant under the ground leases, perform the functions traditionally performed by owners, as landlords, with respect to our subtenants. In addition to collecting rent from our subtenants, we also maintain the properties and pay expenses relating to the properties. We do not have a right, pursuant to the terms of our leases or otherwise, to acquire the fee interests in these properties.

We will not recognize any increase in the value of the land or improvements subject to our ground leases, and we may only receive a portion of compensation paid in any eminent domain proceeding with respect to these properties, which could materially and adversely affect us.

We have no economic interest in the land or improvements at the expiration of our ground leases at 1350 Broadway, 112 West 34th Street and 1400 Broadway, and therefore we will not share in any increase in value of the land or improvements beyond the term of our ground leases, notwithstanding our capital outlay to purchase our interest in the properties. Furthermore, if the state or federal government seizes the properties subject to the ground leases under its eminent domain power, we may only be entitled to a portion of any compensation awarded for the seizure. In addition, if the value of the properties has increased, it may be more expensive for us to renew our ground lease.

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

EMPIRE STATE REALTY OP, L.P.
By: Empire State Realty Trust, Inc., its general partner

Date: August 5, 2014                             By:/s/ Anthony E. Malkin
Chief Executive Officer and President

Date: August 5, 2014                             By:/s/ David A. Karp
Executive Vice President, Chief Financial Officer and Treasurer

Exhibit Index

Exhibit No.	Description
10.1*
First Amendment to Credit Agreement (Secured Revolving and Term Credit Facility) dated October 7, 2013 among Empire State Realty OP, L.P., ESRT Empire State Building, L.L.C., Empire State Realty Trust, Inc., the subsidiaries of Empire State Realty OP, L.P. from time to time party thereto, Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman Sachs Bank USA and the other lenders party thereto.

10.2
Second Amendment to Credit Agreement (Secured Revolving and Term Credit Facility) dated October 7, 2013 among Empire State Realty OP, L.P., ESRT Empire State Building, L.L.C., Empire State Realty Trust, Inc., the subsidiaries of Empire State Realty OP, L.P. from time to time party thereto, Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman Sachs Bank USA and the other lenders party thereto, incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed with the SEC on May 22, 2014.

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