Form 10-K
period 2014-12-31
Empire State Realty OP, L.P.
filed 2015-02-27
CIK 1553079

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

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
(212) 687-8700
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Series ES operating partnership units	NYSE - Arca
Series 60 operating partnership units	NYSE - Arca
Series 250 operating partnership units	NYSE - Arca

Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes   ☒    No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes   ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer
Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
As of February 23, 2015, there were 41,305,321 units of the Registrants' Series ES operating partnership units outstanding, 11,293,105 units of the Series 60 operating partnership units outstanding, and 5,614,734 units of the Series 250 operating partnership units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Our sole general partner is Empire State Realty Trust, Inc. Portions of the Empire State Realty Trust, Inc.'s Proxy Statement for its 2015 Annual Stockholders' Meeting (which is scheduled to be held on June 17, 2015) to be filed within 120 days after the end of Empire State Realty Trust, Inc.'s fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

•
"enterprise value" means all outstanding shares of Empire State Realty Trust, Inc.'s Class A common stock at such time plus shares of Class A common stock that may be issuable upon the exchange of operating partnership units on a one-for-one basis and shares of Class A common stock issuable upon the conversion of Class B common stock on a one-for-one basis multiplied by the Class A common share price at December 31, 2014, plus private perpetual preferred units plus consolidated debt at December 31, 2014;

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

•	"securityholder" means holders of our Series ES, Series 250, Series 60 and Series PR operating partnership units, including those units held by Empire State Realty Trust, Inc.;

•	"traded OP Units" mean our Series ES, Series 250 and Series 60 operating partnership units.

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
As of December 31, 2014, our total portfolio, containing 10.0 million rentable square feet of office and retail space, was 88.6% occupied. Including signed leases not yet commenced, our total portfolio was 89.6% leased. As of December 31, 2014, we owned 14 office properties (including three long-term ground leasehold interests) encompassing approximately 9.3 million rentable square feet of office space, which were approximately 88.2% occupied or 89.4% leased including signed leases not yet commenced. Nine of these properties are located in the midtown Manhattan market and encompass in the aggregate approximately 7.4 million rentable square feet of office space, including the Empire State Building. Our Manhattan office properties also contain an aggregate of 523,463 rentable square feet of premier retail space on their ground floor and/or contiguous levels. Our remaining five office properties are located in Fairfield County, Connecticut and Westchester County, New York, encompassing in the aggregate approximately 1.9 million rentable square feet. The majority of square footage for these five properties is located in densely populated metropolitan communities with immediate access to mass transportation. Additionally, we have entitled land at the Stamford Transportation Center in Stamford, Connecticut, adjacent to one of our office properties, that will support the development of an approximately 380,000 rentable square foot office building and garage, which we refer to herein as Metro Tower. As of December 31, 2014, our portfolio also included four standalone retail properties located in Manhattan and two standalone retail properties located in the city center of Westport, Connecticut, encompassing 204,175 rentable square feet in the aggregate. As of December 31, 2014, our standalone retail properties were 100.0% leased in the aggregate.
The Empire State Building offers panoramic views of New York and neighboring states from its world-famous 86th and 102nd floor observatories that draw millions of visitors per year. The number of visitors to the observatories was approximately 4.3 million for the years ended December 31, 2014 and 2013. The 86th floor observatory has a 360-degree outdoor deck as well as indoor viewing galleries to accommodate guests day and night, all year-round. The 102nd floor observatory is entirely indoors and offers a 360-degree view of New York City from 1,250 feet above ground.
We were organized as a Delaware limited partnership on November 28, 2011. We did not have any assets other than cash and did not have any meaningful operating activity until the consummation of the Offering and the related acquisition of our predecessor and certain non-controlled entities controlled by our predecessor on October 7, 2013 as part of the formation transactions. Our operations commenced upon completion of the Offering and related formation transactions on October 7, 2013. ESRT, as the sole general partner in our company, has responsibility and discretion in the management and control in our company, and our limited partners, in such capacity, have no authority to transact business for, or participate in the management activities of our company. As of December 31, 2014, ESRT owned approximately 40.1% of our operating partnership units.
Our Competitive Strengths
We believe that we distinguish ourselves from other owners and operators of office and retail properties as a result of the following competitive strengths:

•
Irreplaceable Portfolio of Office Properties in Midtown Manhattan. Our Manhattan office properties are located in one of the most prized office markets in the world due to a combination of supply constraints, high barriers to entry, near-term and long-term prospects for job creation, vacancy absorption and rental rate growth. Management believes these properties could not be replaced today on a cost-competitive basis, if at all. As of December 31, 2014, we owned nine Manhattan office properties (including three long-term ground leasehold interests) encompassing approximately 7.4 million rentable square feet of office space, including the Empire State Building, our flagship property. Unlike traditional office buildings, the Empire State Building provides us with a significant source of income from its observatory and broadcasting operations. All of these properties include premier retail space on their ground floor and/or contiguous levels, which comprise 523,463 rentable square feet in the aggregate and some of which have recently undergone significant redevelopments. We believe the high quality of our buildings, services and amenities, their desirable locations and commuter access to mass transportation should allow us to increase rents and occupancy to generate positive cash flow and growth.

•
Expertise in Repositioning and Redeveloping Manhattan Office Properties. We have substantial expertise in redeveloping and repositioning Manhattan office properties, having invested a total of approximately $594.0 million (excluding tenant improvement costs and leasing commissions) in our Manhattan office properties since we assumed full control of the day-to-day management of these properties beginning with One Grand Central Place in November 2002 through 2006. The $594.0 million includes amounts invested at our recently acquired properties, 1400 Broadway and 112 West 34th Street. We have gained substantial experience in upgrading, redeveloping and modernizing (or are in the process thereof) building lobbies, corridors, bathrooms and elevator cabs and old, antiquated spaces to include new ceilings, lighting, pantries and base building systems (including electric distribution and air conditioning), as well as enhanced tenant amenities. To complete our portfolio-wide redevelopment program as presently defined, we intend to spend an additional $75.0 million to $115.0 million on repositioning activities at our existing Manhattan office properties (excluding tenant improvement costs and leasing commissions), most of which remains at the Empire State Building. We have successfully aggregated and are continuing to aggregate smaller spaces to offer larger blocks of space, including multiple floors, that are attractive to larger, higher credit-quality tenants and to offer new, pre-built suites with improved layouts. As part of this program, we have converted some or all of the second floor office space of certain of our Manhattan office properties to higher rent retail space. We believe that the post-redevelopment high quality of our buildings and the service we provide also attract higher credit-quality tenants at rents above similar vintage buildings, and below new construction, thus defining a new price point and allowing us to grow cash flow. In addition, we believe that, based on the results of our base building energy efficiency retrofit, and energy efficient tenant build-outs, at the Empire State Building, the lessons of which we are applying throughout our portfolio, we derive cost savings through innovative energy efficiency retrofitting and sustainability initiatives, reducing direct and indirect energy costs paid both by tenants and by us throughout our other Manhattan office properties and greater New York metropolitan area office properties, and that this improves our competitive position.

•
Leader in Energy Efficiency Retrofitting. We have pioneered certain practices in energy efficiency, and at the Empire State Building we have partnered with the Clinton Climate Initiative, Johnson Controls Inc., Jones Lang LaSalle and the Rocky Mountain Institute to create and implement a groundbreaking, replicable process for integrating energy efficiency retrofits in the existing built environment. The reduced energy consumption reduces costs for us and our tenants, and we believe creates a competitive advantage for our properties. We believe that higher quality tenants in general place a higher priority on sustainability, controlling costs, and minimizing contributions to greenhouse gases. We believe our expertise in this area gives us the opportunity to attract higher quality tenants at higher rental rates and to reduce our expenses. As a result of our efforts, approximately 51.1% of our portfolio square feet is Energy Star certified, including the Empire State Building. As a result of the energy efficiency retrofits, we estimate that the Empire State Building will save at least 38% of its energy use, resulting in at least $4.4 million of annual energy cost savings. Johnson Controls Inc. has guaranteed minimum energy cost savings of $2.2 million annually, from 2010 through 2025, with respect to certain of the retrofits which Johnson Controls Inc. was project leader. Actual 2013 energy cost savings was $2.8 million. We are implementing cost justified energy efficiency retrofit projects in our Manhattan and greater New York metropolitan area office properties based on our work at the Empire State Building. Finally, we maintain a series of management practices utilizing recycling of tenant and construction waste, recycled content carpets, low off-gassing paints and adhesives, “green” pest control and cleaning solutions, and recycled paper products throughout our office portfolio. We believe that our portfolio’s attractiveness is enhanced by these practices and that this should result in higher rental rates, longer lease terms and higher quality tenants.

•
Attractive Retail Locations in Densely Populated Metropolitan Communities. As of December 31, 2014, our portfolio also included six standalone retail properties and retail space at the ground floor and/or lower levels of our Manhattan office properties, encompassing 727,638 rentable square feet in the aggregate, which were approximately 93.2% occupied in the aggregate. All of these properties are located in premier retail corridors with convenient access to mass transportation, a diverse tenant base and high pedestrian traffic and/or main destination locations. Our retail portfolio includes 706,482 rentable square feet located in Manhattan and 21,156 rentable square feet located in Westport, Connecticut. Our retail tenants cover a number of industries, including financial services, and include Allen Edmonds; Ann Taylor; AT&T; Bank of America; Bank Santander (Sovereign Bank); Best Buy Mobile; Charles Schwab; Chipotle; Duane Reade (a division of Walgreen Co.); Ethan Allen; FedEx/Kinko’s; Food Emporium; FootLocker; Gamestop; HSBC; JP Morgan Chase; Loews Theatre; Lululemon; Men’s Wearhouse; Nike; Panera Bread; Potbelly Sandwich Works; Sprint; Starbucks; Theory; TJ Maxx; Urban Outfitters; and Walgreens. Our Westport, Connecticut retail properties are located on Main Street, the main pedestrian thoroughfare in Westport, Connecticut, and have the advantage of being adjacent to one of the few available large-scale parking lots in town.

•
Experienced and Committed Management Team with Proven Track Record. Our senior management team is highly regarded in the real estate community and has extensive relationships with a broad range of brokers, owners, tenants and lenders. We have developed relationships we believe enable us to both secure high credit-quality tenants on attractive terms, as well as provide us with potential acquisition opportunities. We have substantial in-house expertise and resources in asset and property management, leasing, marketing, acquisitions, construction, development and financing and a platform that is highly scalable. Members of our senior management team have worked in the real estate industry for an average of approximately 31 years. We take an intensive, hands-on approach to the management of our portfolio and quality brand building. As of December 31, 2014, our named executive officers owned 8.2% of ESRT's common stock on a fully diluted basis (including shares of common stock as to which Anthony E. Malkin has the right to vote, but does not have a primary interest), and therefore their interests are aligned with those of ESRT's securityholders and they are incentivized to maximize returns to ESRT's securityholders.

•
Strong Balance Sheet Well Positioned For Future Growth. As of December 31, 2014, we had total debt outstanding of approximately $1.6 billion, with a weighted average interest rate of 3.55% and a weighted average maturity of 3.6 years. Additionally, we had approximately $330.0 million of available borrowing capacity under our secured revolving and term credit facility as of December 31, 2014. Our debt represented 25.4% of enterprise value. Excluding principal amortization, we have approximately $44.1 million of debt maturing in 2015 and no maturities in 2016. In January 2015 we continued to improve our balance sheet by replacing our secured revolving and term credit facility with a new unsecured revolving credit facility, unencumbering assets and extending the weighted average maturity of our debt. Our low level of leverage gives us flexibility to cover our capital program and to take advantage of opportunities to acquire additional properties as and when we see compelling opportunities.

Business and Growth Strategies
Our primary business objectives are to maximize cash flow and total returns to our securityholders and to increase the value of our properties through the pursuit of the following business and growth strategies:

•
Vacating, Redeveloping, and Leasing of Redeveloped Space at Our Manhattan Office Properties. As of December 31, 2014, our Manhattan office properties (excluding the retail component of these properties) were approximately 87.5% occupied, or 88.5% leased including signed leases not commenced, and had approximately 0.9 million rentable square feet of available space (excluding signed leases not commenced). Our program of redevelopment necessarily includes vacating older less desirable suites; demolishing them for re-leasing as full or multi-floor blocks, or as new pre-built suites; and re-leasing them. We believe our redevelopment and repositioning program for our Manhattan office properties results in our leasing space to better credit tenants and higher rents. Over time, as we have created and redeveloped large blocks of available space, we have leased them to higher quality tenants at higher rents, and intend to continue to execute on this program over the years to come. To date we believe these efforts have accelerated our ability to lease space to new higher credit-quality tenants, many of which have expanded the office space they lease from us over time. We also employ a pre-built suite strategy in selected portions of some of our properties to appeal to many credit-worthy smaller tenants by fitting out some available space with new ceilings, lighting, pantries and base building systems (including electric distribution and air conditioning) for immediate occupancy. These pre-built suites deploy energy efficiency strategies developed in our work at the Empire State Building and are designed with efficient layouts sought by a wide array of users which we believe will require only minor painting and carpeting for future re-leasing thus reducing our future costs. Over time, as we have redeveloped the spaces in our buildings, we believe we will increase our occupancy.

•
Increase Existing Below-Market Rents. The purpose of our redevelopment is to rent to better credit tenants at higher rents. To date, we have capitalized on this opportunity and we believe we can execute on the successful repositioning of our Manhattan office portfolio and improving market fundamentals to increase rents. For example, we expect to benefit from the re-leasing of 11.6%, or approximately 861,874 rentable square feet (including month-to-month leases), of our Manhattan office leases expiring through December 31, 2015, which we generally believe are currently at below market rates. These expiring leases represent a weighted average base rent of $44.50 per square foot based on current measurements. As older leases expire, we expect to continue to upgrade certain space to further increase rents. Our concentration in Manhattan and the greater New York metropolitan area should also enable us to benefit from increased rents associated with current and anticipated near-term improvements in the financial and economic environment in these areas. We also expect to benefit from our price positioning, above comparable vintage properties, and below new construction.

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

•
Pursue Attractive Acquisition and Development Opportunities. We will opportunistically pursue attractive opportunities to acquire office and retail properties. For the foreseeable future, we intend to focus our acquisition strategy primarily on Manhattan office properties and, to a lesser extent, office and multi-tenanted retail properties in densely populated communities in the greater New York metropolitan area and other markets we may identify in the future. We believe we can utilize our industry relationships (including well-known real estate owners in Manhattan), brand recognition, and our expertise in redeveloping and repositioning office properties to identify acquisition opportunities where we believe we can increase occupancy and rental rates. We also believe there is significant growth opportunity to acquire and reposition additional stand-alone retail spaces. Our strong balance sheet, access to capital, and ability to offer operating partnership units in tax deferred acquisition transactions should give us significant flexibility in structuring and consummating acquisitions. Further, we have a development site, Metro Tower at the Stamford Transportation Center, which is adjacent to our Metro Center property, which we believe to be one of the premier office buildings in Connecticut. All required zoning approvals have been obtained to allow development of an approximately 380,000 rentable square foot office tower and garage. We intend to develop this site when we deem the appropriate combination of market and other conditions are in place.

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
Property Management
We protect our investments by regularly monitoring our properties, performing routine preventive maintenance, and implementing capital improvement programs in connection with property redevelopment and life cycle replacement of equipment and systems. We presently self-manage all of our properties. We proactively manage our properties and rent rolls to (i) aggregate smaller demised spaces to create large blocks of vacant space, to attract high credit-quality tenants at higher rental rates, and (ii) create efficient, modern, pre-built offices that can be rented through several lease cycles and attract better credit-quality tenants. We aggressively manage and control operating expenses at all of our properties. In addition, we have made energy efficiency retrofitting and sustainability a portfolio-wide initiative driven by economic return. We pass on the cost savings achieved by such improvements to our tenants through lower utility costs and reduced operating expense escalations. We believe these initiatives make our properties more desirable to a broader tenant base than the properties of our competitors.
Construction Management
Our construction management business is a general contracting and construction management business in the greater New York metropolitan area with in-depth experience in projects of varying type, complexity, budget and schedule.

Business Segments
Our reportable segments consist of a real estate segment and an observatory segment. Our real estate segment includes all activities related to the ownership, management, operation, acquisition, repositioning and disposition of our real estate assets. Our observatory segment operates the 86th and 102nd floor observatories at the Empire State Building. These two lines of businesses are managed separately because each business requires different support infrastructures, provides different services and has dissimilar economic characteristics such as investments needed, stream of revenues and different marketing strategies. We account for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. We include our construction operation in "Other" and it includes all activities related to providing construction services to tenants and to other entities within and outside our company. See Note 14 to our consolidated financial statements for further information on our reportable segments.
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

Insurance
We carry comprehensive liability, fire, extended coverage, earthquake, terrorism and rental loss insurance covering all of our Manhattan properties and our greater New York metropolitan area properties under a blanket policy. We carry additional all-risk property and business insurance, which includes terrorism insurance, on the Empire State Building through ESRT

Captive Insurance Company L.L.C., or ESRT Captive Insurance, our wholly owned captive insurance company. ESRT Captive Insurance covers terrorism insurance for $700 million in losses in excess of $800 million per occurrence suffered by the Empire State Building, providing us with aggregate terrorism coverage of $1.5 billion at that property. ESRT Captive Insurance fully reinsures the 15% coinsurance under the Terrorism Risk Insurance Program Reauthorization Act of 2015 (TRIPRA) and the difference between the TRIPRA captive deductible and policy deductible of $25,000 for non-Nuclear, Biological, Chemical and Radiological exposures. As a result, we remain only liable for the 15% coinsurance under TRIPRA for Nuclear, Biological, Chemical and Radiological (NBCR) exposures, as well as a deductible equal to 20% of the prior year’s premium. As long as we own ESRT Captive Insurance, we are responsible for ESRT Captive Insurance’s liquidity and capital resources, and ESRT Captive Insurance’s accounts are part of our consolidated financial statements. If we experience a loss and our captive insurance company is required to pay under its insurance policy, we would ultimately record the loss to the extent of its required payment. The policies described above cover certified terrorism losses as defined under the Terrorism Risk Insurance Act of 2002 (TRIA) and subsequent extensions. On January 12, 2015, the President of the United States signed into law TRIPRA, which extends TRIA through December 31, 2020. TRIA provides for a system of shared public and private compensation for insured losses resulting from acts of terrorism. As a result, the certified terrorism coverage provided by ESRT Captive Insurance is eligible for 85% coinsurance provided by the United States Treasury in excess of a statutorily calculated deductible. ESRT Captive Insurance reinsures 100% of their 15% coinsurance for non-NBCR exposures. The 15% coinsurance on NBCR exposures is retained by ESRT Captive Insurance.

TRIA was not in effect for the period from January 1, 2015 through January 11, 2015. During this brief period of time, ESRT carried a reduced terrorism insurance limit, which we believed was commercially acceptable under the circumstances.

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
ESRT's Tax Status as a REIT
ESRT elected to be taxed as a REIT and operate in a manner that we believe allows it to qualify as a REIT for federal income tax purposes commencing with its taxable year ended December 31, 2013. We believe that ESRT has been organized in conformity with the requirements for qualification and taxation as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), and that its intended manner of operation will enable it to meet the requirements for qualification and taxation as a REIT. So long as ESRT qualifies as a REIT, it generally will not be subject to U.S. federal income tax on its net taxable income that ESRT distributes currently to its securityholders. If ESRT fails to qualify as a REIT in any taxable year and does not qualify for certain statutory relief provisions, ESRT will be subject to U.S. federal income tax at regular corporate rates and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year during which it lost its REIT qualification. Even if ESRT qualifies for taxation as a REIT, it may be subject to certain U.S. federal, state and local taxes on its income or property.
Employees
As of December 31, 2014, we had approximately 862 employees, 133 of whom were managers and professionals. There are currently collective bargaining agreements which cover the workforce that services all of our office properties.
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
Available Information
ESRT, our sole general partner, has a website address at http://www.empirestaterealtytrust.com. The information found on, or otherwise accessible through, ESRT's website is not incorporated information and does not form a part of this Annual Report on Form 10-K or any other report or document ESRT or we file with or furnish to the SEC and ESRT makes available, free of charge, on or through the SEC Filings section of its website, ESRT's and our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after ESRT or we electronically file such material with, or furnish it to, the SEC. ESRT has also posted on its website the Audit Committee Charter, Compensation Committee Charter, Nominating and Corporate Governance Committee Charter, Corporate Governance Guidelines and Code of Business Conduct and Ethics, which govern its directors, officers and employees. Within the time period required by the SEC, ESRT will post on its website any amendment to its Code of Business Conduct and Ethics and any waiver applicable to its senior financial officers, and its executive officers or directors. You can also read and copy any materials ESRT or we file with the SEC at its Public Reference Room at 100 F Street, NE, Washington, DC 20549 (1-800-SEC-0330). The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A. RISK FACTORS

RISK FACTORS
You should carefully consider these risk factors, together with all of the other information included in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes thereto, before you decide whether to make an investment in our securities. The risks set out below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, prospects, financial condition, cash flows, liquidity, funds from operations, results of operations, price of our securities and the shares of ESRT's Class A common stock, ability to service our indebtedness, and/or ability to make cash distributions to our securityholders (including those necessary to maintain ESRT’s REIT qualification). In such case, the value of our securities and the trading price of our traded OP units could decline, and you may lose all or a significant part of your investment. Some statements in the following risk factors, constitute forward looking statements. See the section entitled “Forward-Looking Statements.”
Risks Related to Our Properties and Our Business
All of our properties are located in Manhattan and the greater New York metropolitan area, in particular midtown Manhattan, and adverse economic or regulatory developments in this area could materially and adversely affect us.
All of our properties are located in Manhattan and the greater New York metropolitan area, in particular midtown Manhattan, as well as nearby markets in Fairfield County, Connecticut and Westchester County, New York. Nine of our 14 office properties are located in midtown Manhattan. As a result, our business is dependent on the condition of the New York City economy in general and the market for office space in midtown Manhattan in particular, which exposes us to greater economic risks than if we owned a more geographically diverse portfolio. We are susceptible to adverse developments in the New York City economic and regulatory environment (such as business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes, costs of complying with governmental regulations or increased regulation). Such adverse developments could materially reduce the value of our real estate portfolio and our rental revenues, and thus materially and adversely affect our ability to service current debt and to pay distributions to our securityholders. We could also be impacted by adverse developments in the Fairfield County, Connecticut and Westchester County, New York markets. We cannot assure you that these markets will grow or that underlying real estate fundamentals will be favorable to owners and operators of office or retail properties. Our operations may also be affected if competing properties are built in either of these markets.
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
Our business may be affected by the volatility and illiquidity in the financial and credit markets, a general global economic recession and other market or economic challenges experienced by the real estate industry or the U.S. economy as a whole. Our business may also be materially and adversely affected by local economic conditions, as substantially all of our revenues are derived from our properties located in Manhattan and the greater New York metropolitan area, particularly in Manhattan, Fairfield County and Westchester County. Because our portfolio consists primarily of commercial office and retail buildings (as compared to a more diversified real estate portfolio) located principally in Manhattan, if economic conditions persist or deteriorate, then our results of operations, financial condition, ability to service current debt and to make distributions to our securityholders may be materially and adversely affected by the following, among other potential conditions:

•
the financial condition of our tenants, many of which are consumer goods, financial, legal and other professional firms, may be adversely affected, which may result in tenant defaults under leases due to bankruptcy, lack of liquidity, operational failures or other reasons;

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

•	reduced liquidity in debt markets and increased credit risk premiums for certain market participants may impair our ability to access capital or make such access more expensive; and

•
the value and liquidity of our short-term investments and cash deposits could be reduced as a result of a deterioration of the financial condition of the institutions that hold our cash deposits or the institutions or assets in which we have made short-term investments, the dislocation of the markets for our short-term investments, increased volatility in market rates for such investments or other factors.

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
We have been undertaking a comprehensive redevelopment and repositioning program of our Manhattan office properties that has included the physical improvement through upgrades and modernization of, and tenant upgrades in, such properties. We currently estimate that between $75.0 million and $115.0 million of capital is needed beyond 2014 to complete substantially the redevelopment and repositioning program of our Manhattan office properties, which we expect to occur by the end of 2016. These estimates are based on our current budgets (which do not include tenant improvements and leasing commissions) and may be less than our actual costs. We may experience conditions which delay or preclude program completion. In addition, we may not be able to lease available space on favorable terms or at all. Further, our redevelopment and repositioning program may lead to temporary increased vacancy rates at the properties undergoing redevelopment. There can be no assurance that our redevelopment and repositioning program will be completed in its entirety in accordance with the anticipated timing or at the anticipated cost, or that we will achieve the results we expect from our redevelopment and repositioning program or that we will be able to achieve anticipated results which could materially and adversely affect our financial condition and results of operations.
We rely on three properties for a significant portion of our rental revenue.
For the year ended December 31, 2014,three of our properties, the Empire State Building, One Grand Central Place and First Stamford Place, together accounted for approximately 54% of our portfolio’s annual rent, and no other property accounted for more than approximately 5.5% of our portfolio’s annual rent (which excludes revenues from our broadcasting licenses and related leased space). For the year ended December 31, 2014, the Empire State Building individually accounted for approximately 33.7% of our portfolio’s annual rent. Our revenue and cash available for distribution to our securityholders would be materially and adversely affected if the Empire State Building, One Grand Central Place or First Stamford Place were materially damaged or destroyed. Additionally, our revenue and cash available for distribution to our securityholders would be materially adversely affected if a significant number of our tenants at these properties experienced a downturn in their business which may weaken their financial condition and result in their failure to make timely rental payments, defaulting under their leases or filing for bankruptcy.
The observatory operations at the Empire State Building are not traditional real estate operations, and competition and changes in tourist trends may subject us to additional risks, which could materially and adversely affect us.
During the year ended December 31, 2014, we derived approximately $111.5 million of revenue from the Empire State Building’s observatory operations, representing approximately 39.4% of the Empire State Building’s total revenue for this period. Demand for our observatory is highly dependent on domestic and overseas tourists. In addition, competition from observatory operations at One World Trade Center and, to a lesser extent, from the existing observatory at Rockefeller Center, could have a negative impact on revenues from our observatory operations which could have a material adverse effect on our results of operations, financial condition and ability to make distributions to our securityholders. Adverse impacts on domestic travel and changes in foreign currency exchange rates may also decrease demand in the future, which could have a material adverse effect on our results of operations, financial condition and ability to make distributions to our securityholders.
We may be unable to renew leases, lease vacant space or re-lease space on favorable terms or at all as leases expire, which could materially and adversely affect our financial condition, results of operations and cash flow.
As of December 31, 2014, we had approximately 1.0 million rentable square feet of vacant space (excluding leases signed but not yet commenced). In addition, leases representing 10.0% and 7.2% of the square footage of the properties in our portfolio will expire in 2015 and 2016, respectively (including month to month leases). We cannot assure you that expiring leases will be renewed or that our properties will be re-leased at net effective rental rates equal to or above the current average net effective rental rates. Above-market rental rates at some of the properties in our portfolio may force us to renew some expiring leases or re-lease properties at lower rates. If the rental rates of our properties decrease, our existing tenants do not renew their leases or we do not re-lease a significant portion of our available space and space for which leases will expire, our financial condition, results of operations, cash flow, per share/unit trading price of ESRT's Class A common stock and our traded OP units and our ability to satisfy our principal and interest obligations and to make distributions to our securityholders would be materially and adversely affected.

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
To the extent there are adverse economic conditions in the real estate market and demand for office space decreases, upon expiration of leases at our properties and with respect to our current vacant space, we will be required to increase rent or other concessions to tenants, accommodate increased requests for renovations, build-to-suit remodeling and other improvements or provide additional services to our tenants. In addition, eight of our existing properties are pre-war office properties, which may require more frequent and costly maintenance to retain existing tenants or attract new tenants than newer properties. As a result, we would have to make significant capital or other expenditures in order to retain tenants whose leases expire and to attract new tenants in sufficient numbers. Additionally, we may need to raise capital to make such expenditures. If we are unable to do so or capital is otherwise unavailable, we may be unable to make the required expenditures. This could result in non-renewals by tenants upon expiration of their leases and our vacant space remaining untenanted, which could materially and adversely affect our financial condition, results of operations, cash flow and per share/unit trading price of ESRT's Class A common stock and our traded OP units. As of December 31, 2014, we had approximately 1.0 million rentable square feet of vacant space (excluding leases signed but not yet commenced), and leases representing 10.0% and 7.2% of the square footage of the properties in our portfolio will expire in the in 2015 and 2016, respectively (including month to month leases).
We depend on significant tenants in our office portfolio, including Global Brands Group, Coty, Inc., PVH Corp., Thomson Reuters and LinkedIn, which together represented approximately 15.9% of our total portfolio’s annualized rent as of December 31, 2014.

As of December 31, 2014, our five largest tenants together represented 15.9% of our total portfolio’s annualized rent. Our largest tenant is Global Brands Group. As of December 31, 2014, Global Brands Group leased an aggregate of 0.7 million rentable square feet of office space at three of our office properties, representing approximately 7.0% of the total rentable square feet and approximately 6.8% of the annualized rent in our portfolio. Our rental revenue depends on entering into leases with and collecting rents from tenants. General and regional economic conditions, such as the current challenging economic climate described above, may adversely affect our major tenants and potential tenants in our markets. Our major tenants may experience a material business downturn, weakening their financial condition and potentially resulting in their failure to make timely rental payments and/or a default under their leases. In many cases, we have made substantial up front investments in the applicable leases, through tenant improvement allowances and other concessions, as well as typical transaction costs (including professional fees and commissions) that we may not be able to recover. In the event of any tenant default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment.
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
Our dependence on rental income may materially and adversely affect our cash flow and results of operations.
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
We have no economic interest in the land or improvements at the expiration of our ground leases at 1350 Broadway, 112 West 34th Street and 1400 Broadway, and therefore we will not share in any increase in value of the land or improvements beyond the term of our ground leases, notwithstanding our capital outlay to purchase our interest in the properties. Furthermore, if the state or federal government seizes the properties subject to the ground leases under its eminent domain power, we may only be entitled to a portion of any compensation awarded for the seizure. In addition, if the value of the properties has increased, it may be more expensive for us to renew our ground leases.
The broadcasting operations at the Empire State Building are not traditional real estate operations, and competition and changes in the broadcasting of signals over air may subject us to additional risks, which could materially and adversely affect us.
The Empire State Building and its broadcasting mast provides radio and data communications services and supports delivery of broadcasting signals to cable and satellite systems and television and radio receivers. We license the use of the broadcasting mast to third party television and radio broadcasters. During the year ended December 31, 2014, we derived approximately $20.6 million, of revenue from the Empire State Building’s broadcasting licenses and related leased space, representing approximately 7.3% of the Empire State Building’s total revenue for this period. Competition from broadcasting operations at One World Trade Center and, to a lesser extent, from the existing broadcasting operations at Four Times Square, could have a negative impact on revenues from our broadcasting operations. Our broadcast television and radio licensees also face a range of competition from advances in technologies and alternative methods of content delivery in their respective industries, as well as from changes in consumer behavior driven by new technologies and methods of content delivery, which may reduce the demand for over-the-air broadcast licenses in the future. New government regulations affecting broadcasters, including the implementation of the Federal Communications Commission's (the "FCC") National Broadband Plan, (the "FCC Plan"), also might materially and adversely affect our results of operations by reducing the demand for broadcast licenses. Among other things, the FCC Plan urges Congress to make more spectrum available for wireless broadband service providers by encouraging over-the-air broadcast licensees to relinquish spectrum through a voluntary auction process, which raises many issues that could impact the broadcast industry. At this time we cannot predict whether Congress or the FCC will adopt or implement any of the FCC Plan’s recommendations or the rule changes as proposed, or how any such actions might affect our broadcasting operations. Any of these risks might materially and adversely affect us.
We may be unable to identify and successfully complete acquisitions and even if acquisitions are identified and completed, we may fail to operate successfully acquired properties, which could materially and adversely affect us and impede our growth.
Our current portfolio of consists entirely of properties that we acquired (or received the right to acquire) in connection with the formation transactions. Our ability to identify and acquire additional properties on favorable terms and successfully operate or redevelop them may be exposed to the following significant risks:

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

•	we may be unable to finance the acquisition on favorable terms in the time period we desire, or at all;

•	we may spend more than budgeted to make necessary improvements or redevelopments to acquired properties;

•	we may not be able to obtain adequate insurance coverage for new properties;

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
We may acquire properties or portfolios of properties through tax deferred contribution transactions, which could result in securityholder dilution and limit our ability to sell such assets.
In the future we may acquire properties or portfolios of properties through tax deferred contribution transactions in exchange for partnership interests in our company, which may result in dilution to securityholders. This acquisition structure may have the effect of, among other things, reducing the amount of tax depreciation we could deduct over the tax life of the acquired properties, and may require that we agree to protect the contributors’ ability to defer recognition of taxable gain through restrictions on our ability to dispose of the acquired properties and/or the allocation of partnership debt to the contributors to maintain their tax bases. These restrictions could limit our ability to sell an asset at a time, or on terms, that would be favorable absent such restrictions.
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
In order for ESRT to qualify as a REIT, it must distribute to its securityholders, on an annual basis, at least 90% of its REIT taxable income, determined without regard to the deduction for distributions paid and excluding net capital gains. In addition, it will be subject to U.S. federal income tax at regular corporate rates to the extent that it distributes less than 100% of its net taxable income (including net capital gains) and will be subject to a 4% nondeductible excise tax on the amount by which its distributions in any calendar year are less than a minimum amount specified under U.S. federal income tax laws. Our partnership agreement provides that we will make sufficient distributions to ESRT to enable it to satisfy these distribution requirements and to avoid U.S. federal corporate income tax and the 4% excise tax. Because of these distribution requirements, we may not be able to fund future capital needs, including any necessary acquisition financing, from operating cash flow. Consequently, we may need to rely on third-party sources to fund our capital needs. We may not be able to obtain financing on favorable terms, in the time period we desire, or at all. Any additional debt we incur will increase our leverage. Our access to third-party sources of capital depends, in part, on:

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
Our outstanding indebtedness reduces cash available for distribution and may expose us to the risk of default under our debt obligations and may include covenants that restrict our financial and operational flexibility and our ability to make distributions.
As of December 31, 2014, our total consolidated indebtedness was approximately $1.6 billion. We may incur significant additional debt to finance future acquisition and redevelopment activities. Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our properties or to pay the distributions currently contemplated or necessary to allow ESRT to qualify as a REIT. Our level of debt and the limitations imposed on us by our loan documents could have significant adverse consequences, including the following:

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
In addition, the terms of our secured revolving and term credit facility, our unsecured revolving credit facility (which we entered into on January 23, 2015 to replace our secured revolving and term credit facility) and other debt instruments that we may enter into in the future are subject to customary financial and operational covenants. For example, our secured revolving and term credit facility requires us to maintain designated ratios, including but not limited to, total debt-to-assets, secured debt-to-assets, adjusted EBITDA to consolidated fixed charges, variable rate debt-to-assets and secured recourse debt-to-assets, and contains a minimum tangible net worth requirement. In addition, subject to certain exceptions, our secured revolving and term credit facility restricts us from paying dividends or other distributions in excess of the greater of (x) 95% of funds from operations (as defined therein) and (y) the amount of dividends and other distributions ESRT is required to pay in order to maintain its qualification as a REIT and (other than during an event of default) to avoid the payment of federal or state income or excise tax; provided, that if certain events of default exist, we may be precluded from paying any dividends or other distributions. Our secured revolving and term credit facility was terminated on January 23, 2015. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Secured Revolving and Term Credit Facility."

Our unsecured revolving credit facility requires us to maintain designated ratios, including but not limited to, total debt-to-assets, secured debt-to-assets, adjusted EBITDA to consolidated fixed charges, net operating income from unencumbered properties to interest expense on unsecured debt, unsecured debt to unencumbered assets and secured recourse debt-to-assets, and contains a minimum tangible net worth requirement. Our unsecured revolving credit facility does not generally contain restrictions on the payment of dividends or other distributions. In addition, subject to certain exceptions, our secured revolving and term credit facility restricts us from paying dividends or other distributions in excess of the greater of (x) 95% of funds from operations (as defined therein) and (y) the amount of dividends and other distributions ESRT is required to pay in order to maintain its qualification as a REIT and (other than during an event of default) to avoid the payment of federal or state income or excise tax; provided, that if certain events of default exist, we may be precluded from paying any dividends or other distributions. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Unsecured Revolving Credit Facility." The indenture governing our outstanding senior unsecured notes does not contain financial or operational covenants or restrictions on the payments of dividends; however, upon the occurrence of fundamental changes described in the indenture, holders of our outstanding senior unsecured notes may require our operating partnership to repurchase for cash all or part of their notes at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, subject to certain conditions. Further, upon the occurrence of any make-whole fundamental change described in the indenture, the exchange rate for holders who exchange their notes in connection with any such make-whole fundamental change may be increased. See "[Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Senior Unsecured Notes]."
The provisions in the partnership agreement of our operating partnership that govern the preferred units may restrict our ability to pay dividends if we fail to pay the cumulative preferential cash distributions thereon. See "[Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Private Perpetual Preferred Units].”
If any one of these events were to occur, our financial condition, results of operations, cash flow, per share/unit trading price of ESRT's Class A common stock and our traded OP units and our ability to satisfy our principal, interest and preferred unit distribution obligations and to make distributions to our securityholders could be adversely affected. In addition, in connection with our debt agreements we may enter into lockbox and cash management agreements pursuant to which substantially all of the income generated by our properties will be deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our various lenders and from which cash will be distributed to us only after funding of improvement, leasing and maintenance reserves and the payment of principal and interest on our debt, insurance, taxes, operating expenses and extraordinary capital expenditures and leasing expenses. As a result, we may be forced to borrow additional funds in order to make distributions to our securityholders (including, potentially, to make distributions necessary to allow ESRT satisfy the requirements applicable to REITs). See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."
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
As of December 31, 2014, we had total debt outstanding of approximately $1.6 billion. As of December 31, 2014, we had approximately $44.1 million of debt maturing in 2015 and no maturities in 2016. As of December 31, 2014, we had 15 mortgage loans outstanding secured by 13 of our properties. As of December 31, 2014, these loans had an aggregate estimated principal balance at maturity of approximately $882.1 million with maturity dates ranging from 2015 through April 2024. See Note 6 to our consolidated financial statements for required payments of our indebtedness. Our financing arrangements require us to make a lump-sum or "balloon" payment at maturity. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the property. At the time the balloon payment is due, we may or may not be able to refinance the existing financing on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. The effect of a refinancing or sale could affect the rate of return to securityholders and the projected time of disposition of our assets. In addition, payments of principal and interest made to service our debts may leave us with insufficient cash to make distributions necessary to allow ESRT to meet the distribution requirements applicable to REITs under the Code.
Our degree of leverage and the lack of a limitation on the amount of indebtedness we may incur could materially and adversely affect us.
Neither our nor ESRT's organizational documents contain any limitation on the amount of indebtedness we may incur. We consider factors other than debt-to-EBITDA in making decisions regarding the incurrence of indebtedness, such as the purchase price of properties to be acquired with debt financing, the estimated market value of our properties upon refinancing and the ability of particular properties and our business as a whole to generate cash flow to cover expected debt service.
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
In connection with the formation transactions, we and ESRT entered into a tax protection agreement with Anthony E. Malkin and Peter L. Malkin pursuant to which we have agreed to indemnify the Malkin Group and one additional third party investor in Metro Center (who was one of the original landowners and was involved in the development of the property) against certain tax liabilities if those tax liabilities result from (i) our sale, transfer, conveyance, or other taxable disposition of four specified properties (First Stamford Place, Metro Center, 10 Bank Street and 1542 Third Avenue acquired by us in the consolidation for a period of 12 years from the consolidation in 2013 with respect to First Stamford Place and for the later of (x) eight years from the consolidation in 2013 or (y) the death of both Peter L. Malkin and Isabel W. Malkin who are 81 and 78 years old, respectively, for the three other properties, (ii) our failing to maintain until maturity the indebtedness secured by those properties or failing to use commercially reasonable efforts to refinance such indebtedness upon maturity in an amount equal to the principal balance of such indebtedness, or, if we are unable to refinance such indebtedness at its current principal amount, at the highest principal amount possible, or (iii) our failing to make available to any of these continuing investors the opportunity to guarantee, or otherwise bear the risk of loss, for U.S. federal income tax purposes, of their allocable share of $160 million of aggregate indebtedness meeting certain requirements, until such continuing investor owns less than the aggregate number of operating partnership units and shares of ESRT common stock equal to 50% of the aggregate number of such units and shares such continuing investor received in the formation transactions. If we were to trigger our tax indemnification obligations under these agreements, we would be required to pay damages for the resulting tax consequences to the Malkin Group, and we have acknowledged that a calculation of damages will not be based on the time value of money or the time remaining within the restricted period. Moreover, these obligations may restrict our ability to engage in a strategic transaction. In addition, these obligations may require us to maintain more or different indebtedness than we would otherwise require for our business.
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
We carry comprehensive liability, fire, extended coverage, earthquake, terrorism and rental loss insurance covering all of our Manhattan properties and our greater New York metropolitan area properties under a blanket policy. We carry additional all-risk property and business insurance, which includes terrorism insurance, on the Empire State Building through ESRT
Captive Insurance Company L.L.C., or ESRT Captive Insurance, our wholly owned captive insurance company. ESRT Captive
Insurance covers terrorism insurance for $700 million in losses in excess of $800 million per occurrence suffered by the Empire
State Building, providing us with aggregate terrorism coverage of $1.5 billion at that property. ESRT Captive Insurance fully reinsures the 15% coinsurance under the Terrorism Risk Insurance Program Reauthorization Act of 2015 (TRIPRA) and the
difference between the TRIPRA captive deductible and policy deductible of $25,000 for non-Nuclear, Biological, Chemical and
Radiological exposures. As a result, we remain only liable for the 15% coinsurance under TRIPRA for Nuclear, Biological,
Chemical and Radiological (NBCR) exposures, as well as a deductible equal to 20% of the prior year’s premium. As long as we own ESRT Captive Insurance, we are responsible for ESRT Captive Insurance’s liquidity and capital resources, and ESRT Captive Insurance’s accounts are part of our consolidated financial statements. If we experience a loss and our captive insurance company is required to pay under its insurance policy, we would ultimately record the loss to the extent of its required payment.The policies described above cover certified terrorism losses as defined under the Terrorism Risk Insurance Act of 2002 (TRIA) and subsequent extensions. On January 12, 2015, the President of the United States signed into law TRIPRA, which extends TRIA through December 31, 2020. TRIA provides for a system of shared public and private compensation for insured losses resulting from acts of terrorism. As a result, the certified terrorism coverage provided by ESRT Captive Insurance is eligible for 85% coinsurance provided by the United States Treasury in excess of a statutorily calculated deductible. ESRT Captive Insurance reinsures 100% of their 15% coinsurance for non-NBCR exposures. The 15% coinsurance on NBCR exposures is retained by ESRT Captive Insurance.

TRIA was not in effect for the period from January 1, 2015 through January 11, 2015. During this brief period of time, ESRT carried a reduced terrorism insurance limit, which we believed was commercially acceptable under the circumstances.

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
Our debt instruments, consisting of mortgage loans secured by our properties (which are generally non-recourse to us), ground leases, our secured term loan and our unsecured revolving credit facility, contain customary covenants requiring us to maintain insurance, including terrorism insurance. While we do not believe it will be likely, there can be no assurance that the lenders or ground lessors under these instruments will not take the position that a total or partial exclusion from “all-risk” insurance coverage for losses due to terrorist acts is a breach of these debt and ground lease instruments that allows the lenders or ground lessors to declare an event of default and accelerate repayment of debt or recapture of ground lease positions for those properties in our portfolio which are not insured against terrorist events. In addition, if lenders insist on full coverage for these risks and prevail in asserting that we are required to maintain such coverage, it could result in substantially higher insurance premiums.
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
We cannot assure you that costs or liabilities incurred as a result of environmental issues will not affect our ability to make distributions to our securityholders or that such costs, liabilities, or other remedial measures will not have a material adverse effect on our financial condition and results of operations.
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
A decline in the fair market value of our assets may require us to recognize an other-than-temporary impairment against such assets under Generally Accepted Accounting Principles ("GAAP") if we were to determine that, with respect to any assets in unrealized loss positions, we do not have the ability and intent to hold such assets to maturity or for a period of time sufficient to allow for recovery to the amortized cost of such assets. If such a determination were to be made, we would recognize unrealized losses through earnings and write down the amortized cost of such assets to a new cost basis, based on the fair value of such assets on the date they are considered to be other-than-temporarily impaired. Such impairment charges reflect non-cash losses at the time of recognition; subsequent disposition or sale of such assets could further affect our future losses or gains, as they are based on the difference between the sale price received and adjusted amortized cost of such assets at the time of sale.
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
As a general contractor, ESRT Construction LLC and ESRT Construction TRS, LLC, our wholly-owned subsidiaries, are subject to the various risks associated with construction that could have a material adverse effect on our business and results of operations.
As a general contractor, ESRT Construction LLC and ESRT Construction TRS, LLC, our wholly-owned subsidiaries, are subject to the various risks associated with construction (including, without limitation, shortages of labor and materials, work stoppages, labor disputes and weather interference) that could cause construction delays. We are subject to the risk that we will be unable to complete construction at budgeted costs or be unable to fund any excess construction costs, which could have a material adverse effect on our business and results of operations.
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
In the future we or ESRT may become subject to litigation, including claims relating to our operations, offerings, and otherwise in the ordinary course of business. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which are not, or cannot be, insured against. We generally intend to defend ourselves vigorously; however, we cannot be certain of the ultimate outcomes of any claims that may arise in the future. Resolution of these types of matters against us or ESRT may result in our having to pay significant fines, judgments, or settlements, which, if uninsured, or if the fines, judgments, and settlements exceed insured levels, could adversely impact our earnings and cash flows, thereby having an adverse effect on our financial condition, results of operations, cash flow and per share/unit trading price of ESRT's Class A common stock and our traded OP units. Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could adversely impact our results of operations and cash flows, expose us to increased risks that would be uninsured, and/or adversely impact ESRT's ability to attract officers and directors. There is currently litigation pending, and the potential for additional litigation, associated with the consolidation. We may incur costs from these litigations. Please see Footnote 10 “Commitments and Contingencies” to the financial statements on page F-32 of this Annual Report in Form 10-K for a description of such legal proceedings.
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
We may incur significant costs complying with various regulatory requirements, which could materially and adversely affect us.
Our properties are subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements. If we fail to comply with these various requirements, we might incur governmental fines or private damage awards. In addition, existing requirements could change and future requirements might require us to make significant unanticipated expenditures, which materially and adversely affect us.
We face risks relating to cybersecurity attacks that could cause loss of confidential information and other business disruptions.
We rely extensively on computer systems to process transactions and manage our business, and our business is at risk from and may be impacted by cybersecurity attacks. These could include attempts to gain unauthorized access to our data and computer systems. Attacks can be both individual and/or highly organized attempts organized by very sophisticated hacking organizations. We employ a number of measures to prevent, detect and mitigate these threats, which include password protection, frequent password change events, firewall detection systems, frequent backups, a redundant data system for core applications and annual penetration testing; however, there is no guarantee such efforts will be successful in preventing a cybersecurity attack. A cybersecurity attack could compromise the confidential information of our employees, tenants and vendors. A successful attack could disrupt and affect the business operations.
Risks Related to Our Organization and Structure

Holders of ESRT Class B common stock have a significant vote in matters submitted to a vote of ESRT Securityholders.
As part of our formation, original investors were offered the opportunity to contribute their interests to us in exchange for ESRT Class A common stock, operating partnership units, a combination of one share of ESRT Class B common stock for each 50 operating partnership units to which an investor was entitled, resulting in one share of ESRT Class B common stock and 49 operating partnership units, or a combination of any of the above. Each outstanding share of ESRT Class B common stock entitles the holder thereof to 50 votes on all matters on which ESRT Class A common securityholders are entitled to vote, including the election of directors. Holders of ESRT Class B common stock are entitled to share equally, on a per share basis, in all distributions payable with respect to shares of ESRT Class A common stock. Holders of ESRT Class B common stock may have interests that differ from those holders of ESRT Class A common stock and our securityholders, including by reason of their interest in us, and may accordingly vote as a stockholder in ways that may not be consistent with the interests of holders of ESRT Class A common stock and our securityholders. This significant voting influence over certain matters may have the effect of delaying, preventing or deterring a change of control of ESRT, or could deprive holders of ESRT Class A common stock or our securityholders of an opportunity to receive a premium for their Class A common stock or units, as applicable, as part of a sale of ESRT. ESRT Class B common stock has been issued only in connection with the formation transactions as described above, and any such share is automatically converted to a share of ESRT Class A common stock (having a single vote) upon its holder conveying the related 49 operating partnership units to any person other than a family member, affiliate or controlled entity of such person.
We assumed unknown liabilities in connection with the formation transactions, which, if significant, could materially and adversely affect our business.
As part of the formation transactions, we acquired the properties and assets of our predecessor and certain other assets, subject to existing liabilities including unknown liabilities. Unknown liabilities might include liabilities for cleanup or remediation of undisclosed environmental conditions, claims of tenants, vendors or other persons dealing with such entities prior to the Offering (that had not been asserted or threatened prior to the Offering), tax liabilities, and accrued but unpaid liabilities incurred in the ordinary course of business. In addition, we have agreed to indemnify our ESRT senior management team and certain members, managers, shareholders, directors, limited partners, general partners, officers or controlling persons of our predecessor in their capacities as such for certain claims. Any unknown or unquantifiable liabilities that we assumed in connection with the formation transactions for which we have no or limited recourse could materially and adversely affect us. See “-We may become subject to liability relating to environmental and health and safety matters, which could have a material and adverse effect on us” as to the possibility of undisclosed environmental conditions potentially affecting the value of the properties in our portfolio.
The departure of any of ESRT key personnel could materially and adversely affect us.
Our success depends on the efforts of ESRT key personnel, particularly Anthony E. Malkin, ESRT's and Chief Executive Officer. Among the reasons Anthony E. Malkin is important to our success is that he has a national industry reputation that benefits us in many ways. He has led the acquisition, operating and repositioning of our assets for the last two decades. If we lost his services, our external relationships and internal leadership resources would be materially diminished.
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

Malkin pursuant to which we have agreed to indemnify the Malkin Group and one additional third party investor in Metro Center (who was one of the original landowners and was involved in the development of the property) against certain tax liabilities if those tax liabilities result from (i) our sale, transfer, conveyance, or other taxable disposition of four specified properties (First Stamford Place, Metro Center, 10 Bank Street and 1542 Third Avenue) acquired by us in the consolidation for a period of 12 years from the consolidation in 2013 with respect to First Stamford Place and for the later of (x) eight years from the consolidation in 2013 or (y) the death of both Peter L. Malkin and Isabel W. Malkin who are 81 and 78 years old, respectively, for the three other properties, (ii) our failing to maintain until maturity the indebtedness secured by those properties or failing to use commercially reasonable efforts to refinance such indebtedness upon maturity in an amount equal to the principal balance of such indebtedness, or, if we are unable to refinance such indebtedness at its current principal amount, at the highest principal amount possible, or (iii) our failing to make available to any of these continuing investors the opportunity to guarantee, or otherwise bear the risk of loss, for U.S. federal income tax purposes, of their allocable share of $160 million of aggregate indebtedness meeting certain requirements, until such continuing investor owns less than the aggregate number of operating partnership units and shares of ESRT common stock equal to 50% of the aggregate number of such units and shares such continuing investor received in the formation transactions. As a result of entering into the tax protection agreement, Anthony E. Malkin and Peter L. Malkin may have an incentive to cause us to enter into transactions from which they may personally benefit.
ESRT's Chairman and Chief Executive Officer has outside business interests that take his time and attention away from us, which could materially and adversely affect us.
Anthony E. Malkin, ESRT's Chairman and Chief Executive Officer, has agreed to devote a majority of his business time and attention to our business and, under his employment agreement, he may also devote time to the excluded properties, the excluded businesses and certain family investments to the extent that such activities do not materially interfere with the performance of his duties to us. He owns interests in the excluded properties and excluded businesses that were not contributed to us in the formation transactions, some of which are managed by our company and certain non-real estate family investments. In some cases, Anthony E. Malkin or his affiliates have certain management and fiduciary obligations that may conflict with such person’s responsibilities as an officer or director of ESRT and may adversely affect our operations. In addition, under his employment agreement, Anthony E. Malkin has agreed not to engage in certain business activities in competition with us (both during, and for a period of time following, his employment with us). We may choose not to enforce, or to enforce less vigorously, our rights under this agreement because of our desire to maintain our ongoing relationship with our Chairman and Chief Executive Officer given his significant knowledge of our business, relationships with our customers and significant equity ownership in us, and this could have a material adverse effect on our business.
ESRT's rights and the rights of ESRT's Securityholders to take action against ESRT's directors and officers are limited, which could limit your recourse in the event of actions not in your best interest.
ESRT's charter limits the liability of ESRT's present and former directors and officers to ESRT and its securityholders for money damages to the maximum extent permitted under Maryland law. Under current Maryland law, ESRT's present and former directors and officers will not have any liability to it or its securityholders for money damages other than liability resulting from (1) actual receipt of an improper benefit or profit in money, property or services or (2) active and deliberate dishonesty by the director or officer that was established by a final judgment and is material to the cause of action. As a result, ESRT and its securityholders may have limited rights against ESRT's present and former directors and officers, as well as persons who served as members, managers, shareholders, directors, partners, officers, controlling persons certain agents of our predecessor, which could limit your recourse in the event of actions not in your best interest.
Conflicts of interest exist or could arise in the future between the interests of ESRT Securityholders and the interests of holders of operating partnership units, which may impede business decisions that could benefit our securityholders.
Conflicts of interest exist or could arise in the future as a result of the relationships between us and our affiliates, on the one hand, and ESRT or any stockholder thereof, on the other. ESRT directors and officers have duties to ESRT under applicable Maryland law in connection with their management of ESRT. At the same time, ESRT, as the general partner of our company, has fiduciary duties and obligations to our company and our limited partners under Delaware law and our partnership agreement in connection with the management of us. ESRT’s fiduciary duties and obligations as general partner to our company and our partners may come into conflict with the duties of ESRT’s directors and officers to ESRT. Pursuant to our partnership agreement, our limited partners have agreed that in the event of a conflict in the duties owed by ESRT's directors and officers to ESRT and ESRT's securityholders and the fiduciary duties owed by ESRT, in its capacity as general partner of us, to such limited partners, ESRT will fulfill its fiduciary duties to such limited partners by acting in the best interests of ESRT's securityholders.

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
ESRT’s board of directors, without stockholder approval, has the power under ESRT’s charter to amend its charter from time to time to increase or decrease the aggregate number of ESRT shares of stock or the number of ESRT shares of stock of any class or series that ESRT is authorized to issue, to authorize ESRT to issue authorized but unissued shares of ESRT common stock or preferred stock and to classify or reclassify any unissued shares of ESRT common stock or preferred stock into one or more classes or series of stock and set the terms of such newly classified or reclassified shares. As a result, ESRT may issue series or classes of ESRT common stock or preferred stock with preferences, distributions, powers and rights, voting or otherwise, that are senior to, or otherwise conflict with, the rights of holders of ESRT common stock. Any such issuance could dilute existing ESRT securityholders’ interests. Although ESRT’s board of directors has no such intention at the present time, it could establish a class or series of ESRT preferred stock that could, depending on the terms of such series, delay, defer or prevent a transaction or a change of control that might involve a premium price for ESRT's common stock or that our ESRT securityholders otherwise believe to be in their best interest.
We may issue additional operating partnership units without the consent of our securityholders, which could have a dilutive effect on our securityholders and ESRT’s Securityholders.
We may issue additional operating partnership units to third parties without the consent of our securityholders, which would reduce ESRT’s ownership percentage in us and would have a dilutive effect on the interests of our existing securityholders and on the amount of distributions made to ESRT, our securityholders and to us and, therefore, the amount of distributions ESRT can make to its securityholders. Any such issuances, or the perception of such issuances, could materially and adversely affect the market price of ESRT's Class A common stock or our traded OP units.
ESRT has a limited operating history as a REIT and we and ESRT have limited operating histories as publicly-traded companies, and our inexperience could materially and adversely affect us.
ESRT has a limited operating history as a REIT and we and ESRT have limited operating histories as publicly-traded companies. ESRT's board of directors and senior management team have overall responsibility for our management and, while certain members of ESRT’s senior management team and directors have extensive experience in real estate marketing, development, management, finance and law, none of ESRT’s directors or members of ESRT’s senior management team have prior experience in operating a business in accordance with the requirements under the Code applicable to REITs or in operating a public company other than ESRT’s Chief Financial Officer and Chief Accounting Officer and certain of our directors. As a publicly-traded REIT, ESRT is required to develop and implement substantial control systems, policies and procedures in order to maintain its REIT qualification and satisfy our periodic U.S. Securities and Exchange Commission (" SEC") reporting and New York Stock Exchange, or NYSE, listing requirements. We cannot assure you that ESRT’s management’s past experience will be sufficient to successfully develop and implement these systems, policies and procedures and to operate our company or ESRT. Failure to do so could jeopardize ESRT’s status as a REIT or ESRT or us as public companies, and the loss of such status would materially and adversely affect us.
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

•	the right of the limited partners to consent to transfers of the general partnership interest and mergers or other transactions involving us under specified circumstances; and

•
a redemption premium payable to the holders of our operating partnership’s preferred units if our operating partnership decides, at its option, to redeem preferred units for cash upon the occurrence of certain fundamental transactions, such as a change of control.

ESRT's charter, bylaws, our partnership agreement and Maryland law also contain other provisions that may delay, defer or prevent a transaction or a change of control that might involve a premium price for our units or that of our securityholders or ESRT's common stock or that its securityholders otherwise believe to be in their best interest.
ESRT's charter contains stock ownership limits, which may delay or prevent a change of control.
In order for ESRT to qualify as a REIT no more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year, and at least 100 persons must beneficially own its stock during at least 335 days of a taxable year of 12 months, or during a proportionate portion of a shorter taxable year. “Individuals” for this purpose include natural persons, private foundations, some employee benefit plans and trusts and some charitable trusts. To assist ESRT in complying with these limitations, among other purposes, ESRT’s charter generally prohibits any person from directly or indirectly owning more than 9.8% in value or number of shares, whichever is more restrictive, of the outstanding shares of ESRT’s capital stock or more than 9.8% in value or number of shares, whichever is more restrictive, of the outstanding shares of ESRT’s common stock. These ownership limitations could have the effect of discouraging a takeover or other transaction in which holders of ESRT’s common stock might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests. ESRT has entered into waivers of the 9.8% ownership limit with two institutional investors to permit each of these institutional investors to own up to 15% of the outstanding shares of ESRT Class A common stock.
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
As of December 31, 2014, Anthony E. Malkin, ESRT’s Chairman and Chief Executive Officer, together with the Malkin Group, has the right to vote 42,100,425 shares of ESRT’s common stock, which represents approximately26.5% of the voting power of ESRT’s outstanding common stock. Consequently, Mr. Malkin has the ability to influence the outcome of matters presented to ESRT securityholders, including the election of ESRT’s board of directors and approval of significant corporate transactions, including business combinations, consolidations and mergers and the determination of ESRT’s day-to-day corporate and management policies. Therefore, Mr. Malkin has substantial influence over ESRT and us and could exercise influence in a manner that is not in the best interests of ESRT’s other securityholders or our securityholders. This concentration of voting power might also have the effect of delaying or preventing a change of control that ESRT’s securityholders or our securityholders may view as beneficial.
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
Risks Related to ESRT Common Stock and our Traded OP Units
Our cash available for distribution may not be sufficient to make distributions at expected levels.
We intend to make distributions to our securityholders. All dividends and distributions will be made at the discretion of our sole general partner, ESRT, acting through its board of directors, and will depend on our earnings, financial condition, maintenance of ESRT’s REIT qualification and other factors as ESRT’s board of directors may deem relevant from time to time. If sufficient cash is not available for distribution from our operations, we may have to fund distributions from working capital or to borrow to provide funds for such distribution, or to reduce the amount of such distribution. We cannot assure you that our distributions will be made or sustained. Any distributions we pay in the future will depend upon our actual results of operations, economic conditions and other factors that could differ materially from our current expectations.
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
Increases in market interest rates may result in a decrease in the value of ESRT's Class A common stock and our traded OP units.
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
We cannot predict whether future issuances of shares of ESRT's Class A common stock or our operating partnership units or the availability of shares/units for resale in the open market will decrease the market price per share/unit of ESRT's Class A common stock and our traded OP units. Under the terms of the registration rights agreement, investors in the entities we acquired in the formation transactions, including the Malkin Group, and investors in the option properties we acquired, received rights to have shares of ESRT common stock held by them registered for resale under the Securities Act and the Malkin Group has rights to demand underwritten offerings with respect to such resales. A shelf registration statement covering the shares held by these investors has been filed and is currently effective. In addition, under the terms of a registration rights agreement, purchasers of our senior unsecured notes received rights to have shares of common stock issuable upon exchange of the notes registered for resale under the Securities Act. ESRT may also issue shares of ESRT common stock and we may issue operating partnership units in connection with future property, portfolio or business acquisitions. Sales of substantial amounts of shares of ESRT's Class A common stock (including shares of ESRT's Class A common stock issued pursuant to our equity incentive plan) or operating partnership units in the public market, or upon exchange of operating partnership units, or the perception that such sales might occur could adversely affect the market price of the shares of ESRT's Class A common stock and our traded OP units. In addition, future sales of shares of ESRT's Class A common stock or operating partnership units may be dilutive to holders of shares of ESRT common stock or our securityholders, as applicable.
Future issuances of debt securities or preferred units, which would rank senior to shares of ESRT common stock upon our liquidation, and future issuances of equity securities (including operating partnership units), which would dilute the holdings of ESRT's existing common securityholders and may be senior to shares of ESRT common stock for the purposes of making distributions, periodically or upon liquidation, may materially and adversely affect the market price of shares of ESRT Class A common stock and our traded OP units.
In the future, we or ESRT may issue debt or equity securities or make other borrowings. Upon liquidation, holders of our or ESRT’s debt securities, preferred units and other loans and preferred shares will receive a distribution of our available assets before holders of shares of ESRT’s common stock. We or ESRT are not required to offer any such additional debt or equity securities to existing ESRT securityholders or our securityholders, as applicable, on a preemptive basis. Therefore, additional shares of ESRT’s common stock issuances, directly or through convertible or exchangeable securities (including operating partnership units), warrants or options, will dilute the holdings of ESRT’s existing common securityholders and such issuances or the perception of such issuances may reduce the market price of shares of ESRT’s Class A common stock or our traded OP units. ESRT’s preferred units or shares, if issued, would likely have a preference on distribution payments, periodically or upon liquidation, which could limit ESRT’s ability to make distributions to holders of shares of ESRT’s common stock. Because our or ESRT’s decision to issue debt or equity securities or otherwise incur debt in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our or ESRT's future capital raising efforts. Thus, holders of shares of ESRT’s common stock or our securityholders bear the risk that our or ESRT’s future issuances of debt or equity securities or ESRT's other borrowings will reduce the market price of shares of ESRT’s Class A common stock and our traded OP units and dilute their ownership in us or ESRT, as applicable.
Our balance sheet includes significant amounts of goodwill. The impairment of a significant portion of this goodwill could negatively affect our business, financial condition and results of operations.
Our balance sheet includes goodwill of approximately $491.5 million at December 31, 2014. These assets consist primarily of goodwill associated with our acquisition of the controlling interest in Empire State Building Company L.L.C. and 501 Seventh Avenue Associates L.L.C. We also expect to engage in additional acquisitions, which may result in our recognition of additional goodwill. Under accounting standards goodwill is not amortized. On an annual basis and whenever events or changes in circumstances indicate the carrying value or goodwill may be impaired, we are required to assess whether there have been impairments in the carrying value of goodwill. If the carrying value of the asset is determined to be impaired, then it is written down to fair value by a charge to operating earnings. An impairment of goodwill could have a material adverse effect on our business, financial condition and results of operations.

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
Your ability to utilize any tax losses or deductions generated by us may be limited under the “at risk” limitation in Section 465 of the Code, the passive activity loss limitation in Section 469 of the Code, the basis limitation of Section 704(d) of the Code, and/or other provisions of the Code. These limitations may, among other things, prevent a holder from utilizing allocations of loss and deduction from us against income from other sources. Furthermore, your ability to utilize certain specific items of deduction may be limited under certain provisions of the Code. The application of these limitations depends on the exact nature of our current and future operations and the individual tax positions of such holders. Holders of operating partnership units should consult with their tax advisor regarding the potential application of these provisions.
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
To qualify as a REIT, (and avoid certain taxes to which it would be subject notwithstanding its status as a REIT), ESRT must meet, on an ongoing basis, certain tests regarding the nature and diversification of its assets and its income. Because substantially all of ESRT's assets consists of our partnership units and substantially all of ESRT's income consists of income allocations with respect to such units, ESRT's ability to satisfy these tests will depend on the composition of our assets and income. Similarly, in order to be treated as a partnership for U.S. federal income tax purposes, we must meet certain annual tests relating to the sources of our gross income. In order to meet these tests and to allow ESRT to meet these tests, we may be required to take or forgo taking actions that we otherwise would otherwise consider advantageous. For instance, we may be required to forego investments that we otherwise would make. Furthermore, we may be required to liquidate from our portfolio otherwise attractive investments. In addition, we may be required to make distributions to ESRT at disadvantageous times or when we do not have funds readily available for distribution. These actions could have the effect of reducing our income and amounts available for distribution to our securityholders. Thus, operating in a manner that allows ESRT to comply with the REIT requirements and causes us to continue to be treated as a partnership for U.S. federal income tax purposes may hinder our investment performance.
In order to allow ESRT to comply with the REIT distribution requirements, we may be required to borrow funds during unfavorable market conditions or may be subject to tax, which would reduce the cash available for distribution to our securityholders.
In order for ESRT to qualify as a REIT, it must distribute to its securityholders, on an annual basis, at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains. In addition, ESRT will be subject to U.S. federal income tax at regular corporate rates to the extent that it distributes less than 100% of its net taxable income (including net capital gains) and will be subject to a 4% nondeductible excise tax on the amount by which its distributions in any calendar year are less than a minimum amount specified under U.S. federal income tax laws. Our partnership agreement provides that we will make sufficient distributions to ESRT to enable it to satisfy these distribution requirements and to avoid U.S. federal corporate income tax and the 4% excise tax.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS

As of December 31, 2014, we did not have any unresolved comments with the staff of the SEC.

ITEM 2. PROPERTIES

Our Portfolio Summary
As of December 31, 2014, our portfolio consisted of 14 office properties and six standalone retail properties totaling approximately 10.0 million rentable square feet and was approximately 88.6% occupied, yielding approximately $430.3 million of annualized rent. Giving effect to leases signed but not yet commenced, our portfolio was approximately 89.6% leased as of December 31, 2014. In addition, we owned entitled land that will support the development of an approximately 380,000 rentable square foot office building and garage (Metro Tower) at the Stamford Transportation Center in Stamford, Connecticut, adjacent to one of our office properties. The table below presents an overview of our portfolio as of December 31, 2014.

						Annualized
			Rentable			Rent per
		Year Built/	Square	Percent	Annualized	Occupied	Number of
Property Name	Location or Sub-Market	Renovated (1)	Feet (2)	Occupied (3)	Rent (4)	Square Foot (5)	Leases (6)
Manhattan Office Properties - Office
The Empire State Building (7)	Penn Station -Times Sq. South	1931/In process	2,657,171	84.4%	$103,758,255	$46.28	187
One Grand Central Place	Grand Central	1930/In process	1,185,760	88.4%	51,608,389	49.25	280
1400 Broadway (13) (15)	Penn Station -Times Sq. South	1930/In process	890,650	89.2%	31,897,395	40.15	63
112 West 34th Street (14) (15)	Penn Station -Times Sq. South	1954/In process	650,828	78.8%	23,425,275	45.70	31
250 West 57th Street	Columbus Circle - West Side	1921/In process	478,093	84.7%	20,086,792	49.59	150
501 Seventh Avenue	Penn Station -Times Sq. South	1923/In process	456,017	95.1%	18,185,475	41.93	34
1359 Broadway	Penn Station -Times Sq. South	1924/In process	446,106	97.4%	19,482,497	44.86	34
1350 Broadway (8)	Penn Station -Times Sq. South	1929/In process	368,359	91.1%	15,697,008	46.78	69
1333 Broadway	Penn Station -Times Sq. South	1915/In process	292,296	98.7%	12,894,262	44.70	9
Manhattan Office Properties - Office			7,425,280	87.5%	297,035,348	45.74	857

Manhattan Office Properties - Retail
The Empire State Building (9)	Penn Station -Times Sq. South	1931/In process	142,586	93.4%	15,438,567	115.88	17
One Grand Central Place	Grand Central	1930/In process	66,303	92.3%	6,593,422	107.80	17
1400 Broadway (13) (15)	Penn Station -Times Sq. South	1930/In process	17,587	71.6%	1,347,584	106.94	8
112 West 34th Street (14) (15)	Penn Station -Times Sq. South	1954/In process	92,455	97.5%	3,592,267	39.87	2
250 West 57th Street	Columbus Circle - West Side	1921/In process	49,534	84.7%	5,139,251	122.52	7
501 Seventh Avenue	Penn Station -Times Sq. South	1923/In process	35,495	96.4%	1,912,656	55.90	9
1359 Broadway	Penn Station -Times Sq. South	1924/In process	25,123	36.0%	1,250,211	138.30	5
1350 Broadway	Penn Station -Times Sq. South	1929/In process	31,714	100.0%	6,336,660	199.81	6
1333 Broadway	Penn Station -Times Sq. South	1915/In process	62,666	95.6%	6,683,350	111.52	4

Manhattan Office Properties - Retail			523,463	90.5%	48,293,968	101.90	75
Sub-Total/Weighted Average Manhattan Office Properties - Office and Retail			7,948,743	87.7%	345,329,316	49.55	932

Greater New York Metropolitan Area Office Properties
First Stamford Place (10)	Stamford, CT	1986/2003	794,589	91.4%	29,925,326	41.21	53
Metro Center	Stamford, CT	1987/1999	282,433	96.9%	15,009,846	54.85	30
383 Main Street	Norwalk, CT	1985/1996	260,255	87.2%	7,354,822	32.41	20
500 Mamaroneck Avenue	Harrison, NY	1986/2004	294,772	91.7%	7,834,185	28.97	35
10 Bank Street	White Plains, NY	1989/2001	229,297	86.9%	7,074,508	35.49	29
Sub-Total/Weighted Average Greater New York Metropolitan Office Properties			1,861,346	91.1%	67,198,687	39.61	167

Standalone Retail Properties
10 Union Square	Union Square	1988/1997	58,005	100.0%	6,049,873	104.30	14
1542 Third Avenue	Upper East Side	1993 (11)	56,250	100.0%	3,274,958	58.22	4
1010 Third Avenue	Upper East Side	1963/2007	44,662	100.0%	3,281,277	73.47	2
77 West 55th Street	Midtown	1962 (11)	24,102	100.0%	2,518,656	104.50	3
69-97 Main Street	Westport, CT	1922/2005	16,826	100.0%	2,068,956	122.96	5
103-107 Main Street	Westport, CT	1900 (11)	4,330	100.0%	581,040	134.19	1
Sub-Total/Weighted Average Standalone Retail Properties			204,175	100.0%	17,774,760	87.06	29
Portfolio Total			10,014,264	88.6%	$430,302,763	$48.51	1,128

Total/Weighted Average Office Properties			9,286,626	88.2%	$364,234,035	$44.47	1,024
Total/Weighted Average Retail Properties (12)			727,638	93.2%	66,068,728	97.43	104
Portfolio Total			10,014,264	88.6%	$430,302,763	$48.51	1,128

(1)	For more information regarding the status of ongoing redevelopments at certain of our properties, see “Properties - Redevelopment and Repositioning”

(2)
Office property measurements are based on the Real Estate Board of New York measurement standards; retail property measurements are based on useable square feet. Excludes (i) 151,172 square feet of space across our portfolio attributable to building management use and tenant amenities and (ii) 69,757 square feet of space attributable to our observatory.

(3)	Based on leases signed and commenced as of December 31, 2014 and calculated as (i) rentable square feet less available square feet divided by (ii) rentable square feet.

(4)	Represents annualized base rent and current reimbursement for operating expenses and real estate taxes.

(5)	Represents annualized rent under leases commenced as of December 31, 2014 divided by occupied square feet.

(6)
Represents the number of leases at each property or on a portfolio basis. If a tenant has more than one lease, whether or not at the same property, but with different expirations, the number of leases is calculated equal to the number of leases with different expirations.

(7)	Includes 86,902 rentable square feet of space leased by our broadcasting tenants.

(8)	Denotes a ground leasehold interest in the property with a remaining term, including unilateral extension rights available to us, of approximately 36 years (expiring July 31, 2050).

(9)	Includes 5,300 rentable square feet of space leased by Host Services of New York, a licensee of our observatory.

(10)	First Stamford Place consists of three buildings.

(11)	No major redevelopment activity was undertaken at this property.

(12)	Includes 523,463 rentable square feet of retail space in our Manhattan office properties.

(13)	Denotes a ground leasehold interest in the property with a remaining term, including unilateral extension rights available to the Company, of approximately 49 years (expiring December 31, 2063).

(14)	Denotes a ground leasehold interest in the property with a remaining term, including unilateral extension rights available to the Company, of approximately 63 years (expiring May 31, 2077).

(15)	Property was acquired by the Company on July 15, 2014.

Tenant Diversification
As of December 31, 2014, our office and retail portfolios were leased to a diverse tenant base consisting of approximately 1,128 leases. Our tenants represent a broad array of industries as follows:

Diversification by Industry	Percent (1)
Arts and entertainment	2.0%
Broadcast	1.2%
Education	0.8%
Consumer goods	22.4%
Financial services or real estate	18.2%
Healthcare	1.6%
Industrials and natural resources	1.8%
Legal services	4.3%
Media and advertising	3.4%
Non-profit	2.6%
Professional services (not including legal services)	11.4%
Retail	13.4%
Technology	5.1%
Others	11.8%
Total	100.0%

(1) Based on annualized rent.

The following table sets forth information regarding the 20 largest tenants in our portfolio based on annualized rent as of December 31, 2014.

				Weighted		Percent of
				Average	Total	Portfolio		Percent of
	Number			Remaining	Occupied	Rentable		Portfolio
	of	Number of	Lease	Lease	Square	Square	Annualized	Annualized
Tenant	Leases	Properties	Expiration (1)	Term (2)	Feet (3)	Feet (4)	Rent (5)	Rent (6)
Global Brands Group	3	2	Oct. 2021-Oct. 2027	12.8 years	698,488	7.0%	$29,079,744	6.8%
Coty	1	1	Jan. 2030	15.0 years	311,242	3.1%	15,501,116	3.6%
PVH Corp.	1	1	Oct. 2028	13.8 years	215,988	2.2%	9,213,027	2.0%
Thomson Reuters	4	2	Apr. 2018-Apr. 2020	4.3 years	147,208	1.5%	7,615,166	1.8%
LinkedIn	1	1	Feb. 2026	11.2 years	152,411	1.5%	7,207,894	1.7%
Li & Fung	3	1	Oct. 2021-Oct. 2027	12.8 years	147,641	1.5%	6,478,122	1.5%
Urban Outfitters	1	1	Sept. 2029	14.8 years	56,730	0.6%	6,200,000	1.4%
Legg Mason	1	1	Sept. 2024	9.8 years	138,868	1.4%	6,129,370	1.4%
Federal Deposit Insurance Corp.	1	1	Feb 2020	5.2 years	121,879	1.1%	6,037,013	1.4%
Duane Reade/Walgreen's	3	3	Feb. 2021-Sept. 2027	12.8 years	46,976	0.5%	5,897,357	1.4%
Footlocker	2	1	Apr. 2016	1.3 years	170,187	1.7%	5,377,020	1.2%
Host Services of New York	1	1	May 2020	5.4 years	5,300	0.1%	5,064,790	1.2%
Kohl's Department Store	1	1	May 2029	14.4 years	111,834	1.1%	4,404,896	1.0%
Aeropostale	2	1	Nov. 2015-Nov. 2016	1.9 years	88,760	0.9%	4,118,948	1.0%
Odyssey Reinsurance	1	1	Sept. 2022	7.8 years	101,619	1.0%	3,843,803	0.9%
The Interpublic Group of Companies	1	1	Aug. 2024	9.6 years	86,561	0.9%	3,767,237	0.9%
Shutterstock	1	1	Sept. 2024	9.8 years	82,331	0.7%	3,658,715	0.9%
Bank of America	3	3	Apr. 2015- Feb. 2018	3.2 years	29,671	0.3%	3,363,542	0.8%
Reed Elsevier	1	1	Nov. 2019	4.9 years	96,727	0.9%	3,252,809	0.8%
Human Rights Watch	1	1	Oct. 2026	11.8 years	65,660	0.7%	3,209,214	0.7%
Total	33				2,876,081,000	28.7%	$139,419,783	32.4%

(1)
Expiration dates are per lease and do not assume exercise of renewal or extension options. None of these leases contain early termination options. For tenants with more than two leases, the lease expiration is shown as a range.

(2)	Represents the weighted average lease term, based on annualized rent.

(3)	Based on leases signed and commenced as of December 31, 2014.

(4)	Represents the percentage of rentable square feet of our office and retail portfolios in the aggregate.

(5)	Represents annualized base rent and current reimbursement for operating expenses and real estate taxes.

(6)	Represents the percentage of annualized rent of our office and retail portfolios in the aggregate.

Lease Expirations
We expect to benefit from the re-leasing of 11.6%, or approximately 861,874 rentable square feet, of our Manhattan office leases expiring through December 31, 2015, which we generally believe are currently at below-market rates. During 2012, 2013 and 2014, we have generally been obtaining higher base rents on new and renewed leases at our Manhattan office properties. These increased rents are partly due to an increase in the total rentable square footage of such space as a result of remeasurement and application of market loss factors to our space.

During the year ended December 31, 2014, we entered into new and renewed leases at our Manhattan office properties representing approximately 621,224 rentable square feet. The last weighted average annualized fully escalated gross rent prior to the renewal or re-leasing of these leases was $40.86 per rentable square foot compared to $50.42 per rentable square foot based on the weighted average annualized contractual first monthly base rent (after free rent periods) for the new and renewed leases. During the year ended December 31, 2013, we entered into new and renewed leases at our Manhattan office properties representing approximately 948,320 rentable square feet. The last weighted average annualized fully escalated gross rent prior to the renewal or re-leasing of these leases was $39.18 per rentable square foot compared to $44.54 per rentable square foot based on the weighted average annualized contractual first monthly base rent (after free rent periods) for the new and renewed leases.

The following table sets forth a summary schedule of the lease expirations for leases in place as of December 31, 2014 plus available space for each of the ten calendar years beginning with the year ending December 31, 2015 at the properties in our portfolio. The information set forth in the table assumes that tenants exercise no renewal options and all early termination rights.

All properties

			Percent of
		Rentable	Portfolio		Percent of	Annualized
	Number	Square	Rentable		Portfolio	Rent Per
	of Leases	Feet	Square Feet	Annualized	Annualized	Rentable
Year of Lease Expiration	Expiring (1)	Expiring (2)	Expiring	Rent (3)	Rent (4)	Square Foot
Available	—	1,036,926	10.3%	$—	—%	$—
Signed leases not commenced	26	108,481	1.1%	—	—%	—
2015	314	998,150	10.0%	45,751,551	10.6%	45.84
2016	147	720,912	7.2%	30,719,392	7.1%	42.61
2017	155	714,998	7.1%	34,662,475	8.1%	48.48
2018	137	777,689	7.8%	35,670,139	8.3%	45.87
2019	96	690,106	6.9%	31,584,024	7.3%	45.77
2020	82	788,814	7.9%	41,307,280	9.6%	52.37
2021	47	511,960	5.1%	26,407,436	6.1%	51.58
2022	42	419,738	4.2%	23,160,205	5.4%	55.18
2023	35	522,138	5.2%	26,820,968	6.2%	51.37
2024	30	541,677	5.4%	28,216,031	6.6%	52.09
Thereafter	43	2,182,675	21.8%	106,003,263	24.7%	48.57
Total	1,154	10,014,264	100.0%	$430,302,764	100.0%	$48.51

Manhattan Office Properties (5)

			Percent of
		Rentable	Portfolio		Percent of	Annualized
	Number	Square	Rentable		Portfolio	Rent Per
	of Leases	Feet	Square Feet	Annualized	Annualized	Rentable
Year of Lease Expiration	Expiring (1)	Expiring (2)	Expiring	Rent (3)	Rent (4)	Square Foot
Available	—	855,059	11.5%	$—	—%	$—
Signed leases not commenced	18	75,986	1.0%	—	—%	—
2015	271	861,874	11.6%	38,349,249	12.9%	44.50
2016	116	468,927	6.3%	20,872,910	7.0%	44.51
2017	125	522,870	7.0%	24,689,143	8.3%	47.22
2018	97	485,645	6.5%	23,506,839	7.9%	48.40
2019	70	397,683	5.4%	18,389,329	6.2%	46.24
2020	52	515,029	6.9%	22,753,483	7.7%	44.18
2021	34	364,528	4.9%	16,816,440	5.7%	46.13
2022	26	187,639	2.5%	9,618,492	3.2%	51.26
2023	24	360,307	4.9%	16,793,314	5.7%	46.61
2024	14	336,658	4.6%	15,412,628	5.2%	45.78
Thereafter	28	1,993,075	26.9%	89,833,522	30.2%	45.07
Total	875	7,425,280	100.0%	$297,035,349	100.0%	$45.74

Greater New York Metropolitan Area Office Properties

			Percent of
		Rentable	Portfolio		Percent of	Annualized
	Number	Square	Rentable		Portfolio	Rent Per
	of Leases	Feet	Square Feet	Annualized	Annualized	Rentable
Year of Lease Expiration	Expiring (1)	Expiring (2)	Expiring	Rent (3)	Rent (4)	Square Foot
Available	—	132,343	7.1%	$—	—%	$—
Signed leases not commenced	8	32,495	1.7%	—	—%	—
2015	27	103,306	5.6%	4,282,828	6.4%	41.46
2016	16	74,533	4.0%	2,993,986	4.5%	40.17
2017	23	145,308	7.8%	5,841,872	8.7%	40.20
2018	34	266,141	14.3%	9,827,780	14.6%	36.93
2019	20	265,476	14.3%	10,258,396	15.3%	38.64
2020	19	210,119	11.3%	8,229,074	12.2%	39.16
2021	7	118,495	6.4%	5,122,248	7.6%	43.23
2022	6	168,044	9.0%	6,578,957	9.8%	39.15
2023	5	114,106	6.1%	4,823,205	7.2%	42.27
2024	2	174,448	9.4%	7,063,701	10.5%	40.49
Thereafter	8	56,532	3.0%	2,176,640	3.2%	38.50
Total	175	1,861,346	100.0%	$67,198,687	100.0%	$39.61

Retail (6)

			Percent of
		Rentable	Portfolio		Percent of	Annualized
	Number	Square	Rentable		Portfolio	Rent Per
	of Leases	Feet	Square Feet	Annualized	Annualized	Rentable
Year of Lease Expiration	Expiring (1)	Expiring (2)	Expiring	Rent (3)	Rent (4)	Square Foot
Available	—	49,524	6.8%	$—	—%	$—
Signed leases not commenced	—	—	—%	—	—%	—
2015	16	32,970	4.5%	3,119,474	4.7%	94.47
2016	15	177,452	24.4%	6,852,496	10.4%	38.62
2017	7	46,820	6.4%	4,131,460	6.3%	88.24
2018	6	25,903	3.6%	2,335,520	3.5%	90.16
2019	6	26,947	3.7%	2,936,299	4.4%	108.97
2020	11	63,666	8.7%	10,324,723	15.6%	162.17
2021	6	28,937	4.0%	4,468,748	6.8%	154.43
2022	10	64,055	8.8%	6,962,756	10.5%	108.70
2023	6	47,725	6.6%	5,204,449	7.9%	109.05
2024	14	30,571	4.2%	5,739,702	8.7%	187.75
Thereafter	7	133,068	18.3%	13,993,101	21.2%	105.16
Total	104	727,638	100.0%	$66,068,728	100.0%	$97.43

The Empire State Building (7)

			Percent of
		Rentable	Portfolio		Percent of	Annualized
	Number	Square	Rentable		Portfolio	Rent Per
	of Leases	Feet	Square Feet	Annualized	Annualized	Rentable
Year of Lease Expiration	Expiring (1)	Expiring (2)	Expiring	Rent (3)	Rent (4)	Square Foot
Available	—	373,367	14.1%	$—	—%	$—
Signed leases not commenced	6	41,796	1.6%	—	—%	—
2015	43	216,616	8.2%	9,433,984	9.1%	43.55
2016	16	76,060	2.9%	3,387,163	3.3%	44.53
2017	24	82,276	3.1%	4,355,598	4.2%	52.94
2018	23	92,923	3.5%	4,113,765	4.0%	44.27
2019	14	62,989	2.4%	2,955,249	2.8%	46.92
2020	21	250,411	9.4%	11,300,880	10.9%	45.13
2021	11	83,520	3.1%	3,926,672	3.8%	47.01
2022	11	48,869	1.8%	2,386,718	2.3%	48.84
2023	7	35,699	1.3%	1,899,009	1.8%	53.20
2024	7	140,386	5.3%	6,853,793	6.6%	48.82
Thereafter	10	1,152,259	43.3%	53,145,424	51.2%	46.12
Total	193	2,657,171	100.0%	$103,758,255	100.0%	$46.28

(1)	If a lease has two different expiration dates, it is considered to be two leases (for the purposes of lease count and square footage).

(2)
Office property measurements are based on Real Estate Board of New York measurement standards; retail property measurements are based on useable square feet. Excludes (i) 151,172 rentable square feet across our portfolio attributable to building management use and tenant amenities and (ii) 69,757 square feet of space attributable to our observatory.

(3)	Represents annualized base rent and current reimbursement for operating expenses and real estate taxes.

(4)	Represents the percentage of annualized rent of our office and retail portfolios in the aggregate.

(5)	Excludes (i) retail space in our Manhattan office properties and (ii) the Empire State Building broadcasting licenses and observatory operations.

(6)	Includes an aggregate of 523,463 rentable square feet of retail space in our Manhattan office properties. Excludes the Empire State Building broadcasting licenses and observatory operations.

(7)	Excludes retail space, broadcasting licenses and observatory operations.

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
Redevelopment and Repositioning

From 2002 through 2006, we gradually gained full control of the day-to-day management of our Manhattan office properties (with the estate of Leona M. Helmsley previously holding certain approval rights at some of these properties as a result of its interest in the entities owning the properties). Since then, we have been undertaking a comprehensive redevelopment and repositioning strategy of our Manhattan office properties that has included the physical improvement through upgrades and modernization of, and tenant upgrades in, such properties. Since we assumed full control of the day-to-day management of our Manhattan office properties beginning with One Grand Central Place in 2002, and through December 31, 2014, we have invested a total of approximately $594.0 million (excluding tenant improvement costs and leasing commissions) in our Manhattan office properties pursuant to this program. The $594.0 million includes amounts invested at our recently acquired properties, 1400 Broadway and 112 West 34th Street. Of the $594.0 million invested pursuant to this program, $291.0 million was invested at the Empire State Building. We currently estimate that between $75.0 million and $115.0 million of capital is needed beyond 2014 to complete substantially the redevelopment and repositioning program at our Manhattan office properties. We expect the redevelopment program at the Empire State Building to continue until the end of 2016 due to the size and scope of our remaining work and our desire to minimize tenant disruptions from certain aspects of the program at the property. These estimates are based on our current budgets (which do not include tenant improvement and leasing commission costs) and are subject to change.

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

ITEM 3. LEGAL PROCEEDINGS
Please see Footnote 10 “Commitments and Contingencies” to the financial statements on page F-32 of this Annual Report in Form 10-K for a description of such legal proceedings.

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
On February 23, 2015, the last sales price for our Series ES OP Units on the NYSE Arca was $17.81 per share. On February 23, 2015, the last sales price for our Series 250 OP Units on the NYSE Arca was $17.76 per share. On February23, 2015, the last sales price for our Series 60 OP Units on the NYSE Arca was $17.77 per share.
The following table sets forth the high and low sales prices per unit of our traded OP Units reported on the NYSE Arca and the distributions declared and paid by us during the calendar quarters of 2014 and 2013 (1):

	2014			2013
Series ES OP Units "ESBA"
Quarter Ended	High	Low	Dividend Per Share	High	Low	Dividend Per Share
December 31	$17.82	$14.57	$0.0850	$24.68	$12.05	$0.0795
September 30	$16.55	$14.76	$0.0850	—	—	—
June 30	$16.28	$12.43	$0.0850	—	—	—
March 31	$14.49	$12.83	$0.0850	—	—	—

Series 250 OP Units "FISK"
Quarter Ended
December 31	$17.75	$14.55	$0.0850	$15.04	$11.70	$0.0795
September 30	$16.35	$14.95	$0.0850	—	—	—
June 30	$16.20	$12.72	$0.0850	—	—	—
March 31	$15.00	$12.12	$0.0850	—	—	—

Series 60 OP Units "OGCP"
Quarter Ended
December 31	$17.73	$14.39	$0.0850	$18.50	$11.20	$0.0795
September 30	$16.35	$14.75	$0.0850	—	—	—
June 30	$16.29	$11.85	$0.0850	—	—	—
March 31	$14.30	$13.00	$0.0850	—	—	—
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

Holders
As of February 23, 2015, we had approximately 897 registered holders of Series PR OP Units, 2,682 registered holders of Series ES OP Units, 866 registered holders of Series 60 OP Units and 602 registered holders of Series 250 OP Units. Such information was obtained through our registrar and transfer agent. Certain shares and OP Units are held in "street" name and accordingly, the number of beneficial owners of such shares and OP Units is not known or included in the foregoing number.
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
During 2014 and 2013, we declared the following quarterly distribution on our Series PR OP Units, Series ES OP Units, Series 60 OP Units and Series 250 OP Units:

Declaration Date	Record Date	Payment Date	Amount per Share
December 1, 2014	December 15, 2014	December 31, 2014	$0.0850
September 2, 2014	September 15, 2014	September 30, 2014	$0.0850
May 22, 2014	June 13, 2014	June 30, 2014	$0.0850
February 21, 2014	March 14, 2014	March 31, 2014	$0.0850

December 5, 2013	December 16, 2013	December 30, 2013	$0.0795

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
The following table presents certain information about our equity compensation plans as of December 31, 2014:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)

Plan Category
Equity compensation plans approved by securityholders	N/A	N/A	10,682,451
Equity compensation plans not approved by securityholders	—	—	—
Total	N/A	N/A	10,682,451

As of December 31, 2014, we issued 152,361 shares of restricted stock and 1,385,703 LTIP units under the Plan.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
None.
ITEM 6. SELECTED FINANCIAL DATA.

The following table sets forth our selected financial data and should be read in conjunction with our Financial Statements and notes thereto included in Item 8, "Financial Statements and Supplementary Data" and Item 7, "Management's

Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report on Form 10-K.

	The Company		The Predecessor
	Year Ended December 31, 2014	October 7, through December 31, 2013	January 1, through October 6, 2013	Year Ended December 31,
(amounts in thousands, except per share data)				2012	2011	2010
Operating Data
Total revenues	$635,326	$127,583	$206,072	$260,294	$294,788	$246,545
Operating expenses:
Property operating expenses	151,048	34,055	41,297	55,707	57,102	60,356
Ground rent expenses	5,339	398	—	—	—	—
Marketing, general, and administrative expenses	39,037	16,379	23,600	20,963	15,688	27,581
Observatory expenses	29,041	5,687	—	—	—	—
Construction expenses	38,596	5,468	19,821	19,592	46,230	13,924
Real estate taxes	82,131	17,191	24,331	30,406	29,160	27,585
Formation transaction expenses	—	—	4,507	2,247	2,845	807
Acquisition expenses	3,382	138,140	—	—	—	—
Depreciation and amortization	145,431	27,375	38,963	42,690	35,513	34,041
Total operating expenses	494,005	244,693	152,519	171,605	186,538	164,294
Operating income (loss)	141,321	(117,110)	53,553	88,689	108,250	82,251
Other income (expense):
Equity in net income of non-controlled entities	—	—	14,875	14,348	3,893	15,324
Interest expense	(66,456)	(13,147)	(50,660)	(54,394)	(54,746)	(52,264)
Settlement expense	—	—	(55,000)	—	—	—
Gain on consolidation of non-controlled entities	—	322,563	—	—	—	—
Income (loss) before income taxes	74,865	192,306	(37,232)	48,643	57,397	45,311
Income tax (expense) benefit	(4,655)	1,125	—	—	—	—
Net income (loss)	70,210	193,431	(37,232)	48,643	57,397	45,311
Private perpetual preferred unit distributions	(476)	—	—	—	—	—
Net income attributable to common unitholders	$69,734	$193,431	$(37,232)	$48,643	$57,397	$45,311

Distribution declared and paid per unit	$0.34	$0.0795
Net income per common unit - basic and diluted	$0.27	$0.79
Total weighted average units - basic	254,506	244,420
Total weighted average units - diluted	254,506	244,420

Balance Sheet Data
Commercial real estate properties, at cost	$2,139,863	$1,649,423		$939,330	$856,151	$796,008
Total assets	$3,296,495	$2,476,061		$1,052,553	$1,004,971	$910,743
Mortgages and other loans payable, term loan and credit facility and senior unsecured notes	$1,611.652	$1,208,112		$996,489	$939,705	$869,063
Partners' capital	$1,381,097	$1,003,185		$—	$—	$—
Predecessor owners' equity (deficit)	$—	$—		$(10,859)	$1,294	$(11,565)

Other Data
Funds from operations (1)	$214,849	$220,783	$7,432	$97,943	$99,761	$85,020
Modified funds from operations (2)	$219,452	$221,181	$7,432	$97,943	$99,761	$85,020
Core funds from operations (3)	$227,422	$41,793	$62,432	$97,943	$99,761	$85,020
Net cash (used in) provided by operating activities	$138,558	$(131,927)	$73,381	$94,353	$47,682	$73,574
Net cash used in investing activities	$(299,057)	$(620,307)	$(56,450)	$(108,281)	$(60,527)	$(34,837)
Net cash provided by (used in) financing activities	$145,488	$696,017	$48,530	$(20,889)	$11,130	$(44,793)
______________

(1)
We compute Funds From Operations ("FFO") in accordance with the “White Paper” on FFO published by the National Association of Real Estate Investment Trusts, or NAREIT, which defines FFO as net income (loss) (determined in accordance with GAAP), excluding impairment writedowns of investments in depreciable real estate and investments in in-substance real estate investments, gains or losses from debt restructurings and sales of depreciable operating properties, plus real estate-related depreciation and amortization (excluding amortization of deferred financing costs), less distributions to non-controlling interests and gains/losses from discontinued operations and after adjustments for unconsolidated partnerships and joint ventures. FFO is a widely recognized non-GAAP financial measure for REITs that we believe, when considered with financial statements determined in accordance with GAAP, is useful to investors in understanding financial performance and providing a relevant basis for comparison among REITs. In addition, FFO is useful to investors as it captures features particular to real estate performance by recognizing that real estate has generally appreciated over time or maintains residual value to a much greater extent than do other depreciable assets. Investors should review FFO, along with GAAP net income, when trying to understand an equity REIT’s operating performance. We present FFO because we consider it an important supplemental measure of our operating performance and believe that it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs. However, because FFO excludes depreciation and amortization and captures neither the changes in the value of our properties that results from use or market conditions nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effect and could materially impact our results from operations, the utility of FFO as a measure of our performance is limited. There can be no assurance that FFO presented by us is comparable to similarly titled measures of other REITs. FFO does not represent cash generated from operating activities and should not be considered as an alternative to net income (loss) determined in accordance with GAAP or to cash flow from operating activities determined in accordance with GAAP. FFO is not indicative of cash available to fund ongoing cash needs, including the ability to make cash distributions. Although FFO is a measure used for comparability in assessing the performance of REITs, as the NAREIT White Paper only provides guidelines for computing FFO, the computation of FFO may vary from one company to another. For a reconciliation of FFO, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Funds from Operations."

(2)
Modified FFO adds back an adjustment for any above or below-market ground lease amortization to traditionally defined FFO. We consider this a useful supplemental measure in evaluating our operating performance due to the non-cash accounting treatment under GAAP, which stems from the third quarter 2014 acquisition of the two option properties as they carry significantly below market ground leases, the amortization of which is material to our overall results. We present Modified FFO because we consider it an important supplemental measure of our operating performance in that it adds back the non-cash amortization of below-market ground leases. There can be no assurance that Modified FFO presented by us is comparable to similarly titled measures of other REITs. Modified FFO does not represent cash generated from operating activities and should not be considered as an alternative to net income (loss) determined in accordance with GAAP or to cash flow from operating activities determined in accordance with GAAP. Modified FFO is not indicative of cash available to fund ongoing cash needs, including the ability to make cash distributions.

(3)
Core FFO adds back to traditionally defined FFO the following items associated with our initial public offering, or IPO, and formation transactions: gain on consolidation of non-controlling entities, acquisition expenses, severance expenses and retirement equity compensation expenses. It also adds back private perpetual preferred exchange offering expenses, acquisition expenses, prepayment penalty and deferred financing costs write-off and gain on settlement of lawsuit related to the Observatory, net of income taxes and ground lease amortization. We present Core FFO because we consider it an important supplemental measure of our operating performance in that it excludes items associated with the Offering and formation transactions. There can be no assurance that Core FFO presented by us is comparable to similarly titled measures of other REITs. Core FFO does not represent cash generated from operating activities and should not be considered as an alternative to net income (loss) determined in accordance with GAAP or to cash flow from operating activities determined in accordance with GAAP. Core FFO is not indicative of cash available to fund ongoing cash needs, including the ability to make cash distributions. For a reconciliation of Core FFO, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Core Funds from Operations."

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
• resolution of the litigations and arbitration involving our company;
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
• our failure to obtain necessary outside financing;
• our expected leverage;
• decreased rental rates or increased vacancy rates;
• breach of or the expiration of our ground leases;
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
• estimates relating to our ability to make distributions to our securityholders in the future;
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

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes after the date of this Annual Report on Form 10-K, except as required by applicable law. For a further discussion of these and other factors that could impact our future results, performance or transactions, see the section entitled “Risk Factors" beginning on page 12 of this Annual Report on Form 10-K. You should not place undue reliance on any forward-looking statements, which are based only on information currently available to us.
Overview
Unless the context otherwise requires or indicates, references in this section to our company, we, our and us refer to (i) Empire State Realty OP, L.P. and its consolidated subsidiaries after giving effect to ESRT's initial public offering, or the Offering, and the formation transactions and (ii) our predecessor before giving effect to the Offering and the formation transactions.
With the completion of the Offering and the formation transactions, the historical operations of our predecessor and the properties that have been operated through our predecessor, were combined with our company and/or our subsidiaries. The following discussion and analysis should be read in conjunction with "Selected Financial Data," and our consolidated financial statements as of December 31, 2014 and 2013 and for the years ended December 31, 20143, 2013 and 2012 and the notes related thereto which are included in this Annual Report on Form 10-K.

•	Achieved Core FFO of $227.4 million, or $0.89 per fully diluted share, and net income attributable to common stockholders of $26.7 million, or $0.27 per fully diluted share;

•
Executed 239 leases, representing 784,801 rentable square feet across the total portfolio, achieving a 20.2% increase in mark-to-market rent over previously fully escalated rents on new, renewal, and expansion leases; 181 of these leases, representing 621,224 rentable square feet, were within the Manhattan office portfolio capturing a 23.4% increase in mark-to-market rent over previously fully escalated rents on new, renewal and expansion leases;

•
Signed 98 new leases representing 457,052 rentable square feet in 2014 for the Manhattan office portfolio (excluding the retail component of these properties), achieving an increase of 31.5% in mark-to-market rent over expired previously fully escalated rents;

•
Acquired the ground and operating leases at 112 West 34th Street and the ground lease at 1400 Broadway for a total of approximately $734 million in assumption of debt, cash, common stock and operating partnership units;

•	The Empire State Building Observatory revenue grew 9.5% to $111.5 million, from $101.8 million in 2013; and

•	Declared and paid aggregate dividends of $0.34 per share and operating partnership unit during 2014.
As of December 31, 2014, our total portfolio, containing 10.0 million rentable square feet of office and retail space, was 88.6% occupied. Including signed leases not yet commenced, our total portfolio was 89.6% leased at December 31, 2014. Our Manhattan area office properties were 87.5% occupied (or 88.5% giving effect to leases signed but not yet commenced as of that date) and our greater New York metropolitan area office properties were 91.1% occupied (or 92.9% giving effect to leases signed but not yet commenced as of that date). Our office properties as a whole were 88.2% occupied (or 89.4% giving effect to leases signed but not yet commenced as of that date). Our ability to increase occupancy and rental revenue at our office properties depends on the successful completion of our repositioning program as described below and market conditions. The other component of our real estate segment, retail leasing, comprises both standalone retail properties and retail space in our Manhattan office properties. Our retail properties, including retail space in our Manhattan office properties, were 93.2% occupied (or 93.2% giving effect to leases signed but not yet commenced as of that date) as of December 31, 2014.
The Empire State Building is our flagship property. The Empire State Building provides us with a diverse source of revenue through its office and retail leases, observatory operations and broadcasting licenses, and related leased space. During the years ended December 31, 2014 and 2013, respectively, we generated approximately $171.8 million and $140.1 million of revenue from the Empire State Building, excluding observatory operations. During the years ended December 31, 2014 and 2013, the observatory operations of the Empire State Building generated revenue of approximately $111.5 million and $101.8 million, respectively, of revenue from its observatory operations. Our observatory operations is a separate accounting segment following the Offering and related formation transactions. Our observatory operations are subject to regular patterns of tourist activity in Manhattan. During the past ten years of our annual observatory revenue, approximately 16% to 18% was realized in the first quarter, 26.0% to 28.0% was realized in the second quarter, 31.0% to 33.0% was realized in the third quarter, and 23.0% to 25.0% was realized in the fourth quarter. The components of the Empire State Building revenue are as follows:

	Year Ended December 31,
	2014	2013
Office leases	37.4%	33.8%
Retail leases	3.4%	4.0%
Tenant reimbursements & other income	12.5%	11.8%
Observatory operations	39.4%	42.1%
Broadcasting licenses	7.3%	8.3%
Total	100.0%	100.0%
From 2002 through 2006, we gradually gained full control of the day-to-day management of our Manhattan office properties (with the estate of Leona M. Helmsley previously holding certain approval rights at some of these properties as a result of its interest in the entities owning the properties). Since then, we have been undertaking a comprehensive redevelopment and repositioning strategy of our Manhattan office properties that has included the physical improvement through upgrades and modernization of, and tenant upgrades in, such properties. Since we assumed full control of the day-to-day management of our Manhattan office properties beginning with One Grand Central Place in 2002, and through December 31, 2014, we have invested a total of approximately $594.0 million (excluding tenant improvement costs and leasing commissions) in our Manhattan office properties pursuant to this program. The $594.0 million includes amounts invested at our recently acquired properties, 1400 Broadway and 112 West 34th Street. Of the $594.0 million invested pursuant to this program, $291.0 million was invested at the Empire State Building. We currently estimate that between $75.0 million and $115.0 million of capital is needed beyond 2014 to complete substantially the redevelopment and repositioning program at our Manhattan office properties. We expect the redevelopment program at the Empire State Building to continue until the end of 2016 due to the size and scope of our remaining work and our desire to minimize tenant disruptions at the property. These estimates are based on our current budgets (which do not include tenant improvement and leasing commission costs) and are subject to change.

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
As of December 31, 2014, excluding principal amortization, we have approximately $44.1 million of debt maturing in 2015 and no maturities in 2016, and we have total debt outstanding of approximately $1.6 billion, with a weighted average interest rate of 3.55% and a weighted average maturity of 3.6 years and 62.2% of which is fixed-rate indebtedness.

Results of Operations
Overview
The discussion below relates to the financial condition and results of operations for the years ended December 31, 2014, 2013, and 2012. The results of operations for January 1, 2013 through October 6, 2013 (predecessor) and October 7, 2013 through December 31, 2013 (company) have been combined to provide a meaningful comparison to the results of operations for the years ended December 31, 2014 and December 31, 2012.
Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013
The following table summarizes the historical results of operations for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013	Change	%
Revenues:
Rental revenue(1)	$400,825	$228,677	$172,148	75.3%
Tenant expense reimbursement	67,651	37,108	30,543	82.3%
Observatory revenue	111,541	23,735	87,806	369.9%
Construction revenue	38,648	23,901	14,747	61.7%
Third-party management and other fees	2,376	5,617	(3,241)	(57.7)%
Other revenues and fees	14,285	14,617	(332)	(2.3)%
Total revenues	635,326	333,655	301,671	90.4%
Operating expenses:
Property operating expenses	151,048	75,352	75,696	100.5%
Ground rent expenses	5,339	398	4,941	1,241.5%
Marketing, general and administrative expenses	39,037	39,979	(942)	(2.4)%
Observatory expenses	29,041	5,687	23,354	410.7%
Construction expenses	38,596	25,289	13,307	52.6%
Real estate taxes	82,131	41,522	40,609	97.8%
Formation transaction expenses	—	4,507	(4,507)	(100.0)%
Acquisition expenses	3,382	138,140	(134,758)	(97.6)%
Depreciation and amortization	145,431	66,338	79,093	119.2%
Total operating expenses	494,005	397,212	96,793	24.4%
Operating income (loss)	141,321	(63,557)	204,878	(322.4)%
Other income (expense):
Equity in net income of non-controlled entities	—	14,875	(14,875)	(100.0)%
Interest expense	(66,456)	(63,807)	(2,649)	4.2%
Settlement expense	—	(55,000)	55,000	(100.0)%
Gain on consolidation of non-controlled entities	—	322,563	(322,563)	(100.0)%
Income before income taxes	74,865	155,074	(80,209)	(51.7)%
Income tax (expense) benefit	(4,655)	1,125	(5,780)	(513.8)%
Net income	70,210	156,199	(85,989)	(55.1)%
Private perpetual preferred unit distributions	(476)	—	(476)	(2)
Net income attributable to common unitholders	$69,734	$156,199	$(86,465)	(55.4)%
_______________

(1)	Includes $26,300 of leasehold rent for the year ended December 31, 2013.

(2)	Not meaningful.

Rental Revenue
The increase in rental revenue income was primarily attributable to the acquisition of the four non-controlled properties upon the completion of the Offering and related formation transactions on October 7, 2013, which increased rental revenue by $134.2 million and by the acquisition of two properties during July 2014 which contributed $33.2 million. Remaining increase is primarily due to higher occupancies and higher rental rates.
Tenant Expense Reimbursement
The increase in tenant expense reimbursement is primarily attributable to the acquisition of the four non-controlled properties upon the completion of the Offering and related formation transactions on October 7, 2013, which increased tenant expense reimbursement by $25.2 million and the acquisition of two properties during July 2014 which contributed $4.2 million. Remaining increase is primarily due to increased reimbursements related to higher utility expenses and real estate taxes.
Observatory Revenue

Observatory revenue increased by $87.8 million and is attributable to the acquisition of the observatory operations from the non-controlled entity Empire State Building Company, L.L.C., upon the completion of the Offering and related formation transactions on October 7, 2013, and the operations of the observatory are now included in our consolidated results. On a non-consolidated basis, observatory revenue increased $9.7 million due to higher ticket prices.
Construction Revenue
The increase in construction revenue is attributable to a larger volume of significant construction projects during the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase in the number of projects is primarily due to the timing of the short duration projects.
Third-Party Management and Other Fees
The decrease in third party management and other fees revenue is primarily due to acquisition of the four non-controlled entities upon completion of the Offering and related formation transactions on October 7, 2013 and of 1400 Broadway and 112 West 34th Street, the two option properties, on July 15, 2014 and the subsequent elimination of fees due to consolidation of these properties.
Other Revenues and Fees
The decrease in other revenues and fees was primarily due to 2013 income received as a voluntary reimbursement of legal expenses previously incurred which was partially offset by higher lease cancellation income earned in 2014.
Property Operating Expenses
The increase in property operating expenses is primarily attributable to the acquisition of the four non-controlled properties upon the completion of the Offering and related formation transactions on October 7, 2013, which increased property operating expenses by $67.2 million and by the acquisition of two properties during July 2014 which increased property operating expenses by $7.2 million.
Ground Rent Expenses
Ground rent expenses include $1.3 million from the acquisition of one of the non-controlled properties upon completion of the Offering and related formation transactions on October 7, 2013 and $3.6 million of ground rent expenses from the two properties acquired during July 2014.
Marketing, General and Administrative Expenses
Marketing, general and administrative expenses decreased due to lower professional fees incurred in the year ended December 31, 2014. Professional fees in the year ended December 31, 2013 were $7.7 million higher due to non-capitalizable costs associated with the consolidation and the Offering. This was partially offset by 2014 private perpetual preferred exchange offering costs of $1.4 million, higher marketing expenses of $1.0 million and higher corporate-related expenses in 2014.
Observatory Expenses
Observatory expenses increased by $23.4 million and is attributable to the acquisition of the observatory operations from the non-controlled entity Empire State Building Company, L.L.C., upon the completion of the Offering and related formation transactions on October 7, 2013, and the operations of the observatory are now included in our consolidated results. On a non-consolidated basis, observatory expenses increased $4.7 million due to higher audio tour payroll and higher advertising and legal expenses.
Construction Expenses
The construction expenses increase correlates with the increase in the new construction projects as noted above in Construction Revenue.
Real Estate Taxes
The increase in real estate taxes is primarily attributable to the acquisition of the four non-controlled properties upon the completion of the Offering and related formation transactions on October 7, 2013, which increased real estate taxes by $33.9 million and by the acquisition of two properties during July 2014 which increased real estate taxes by $5.1 million. Remaining increase is primarily due to higher assessments or tax rates, or both, at the existing properties.

Acquisition and Formation Transaction Expenses
Acquisition and formation transaction expenses decreased by $139.3 million due to the completion of the formation transactions in 2013. Acquisition expenses in 2014 are related to the acquisition of the option properties.
Depreciation and Amortization
The increase in depreciation and amortization is primarily attributable to the acquisition of the four non-controlled properties upon the completion of the Offering and related formation transactions on October 7, 2013, which increased depreciation and amortization by $58.9 million and by the acquisition of two properties during July 2014 which increased depreciation and amortization by $19.8 million.
Interest Expense
Interest expense increased due to higher principal balances as a result of the acquisition of the non-controlled properties upon completion of the Offering and related formation transaction on October 7, 2013, the acquisition of the option properties during July 2014, the issuance of senior unsecured notes in August 2014 and capital expenditures related to leasing costs and our renovation and redevelopment programs.  The costs of the higher principal balances were offset by our ability to refinance debt at lower interest rates and lower interest costs.  Interest expense for the year ended December 31, 2014 included $3.8 million for prepayment penalties and deferred finance cost write-off related to the early refinancing of the Metro Center mortgage loan.

Settlement Expense
Settlement expense of $55.0 million reflects costs associated with the settlement of litigation during the year ended December 31, 2013. On September 28, 2012, a Stipulation of Settlement resolving the Original Class Actions was entered into. The terms of the settlement included, amongst other things, a payment of $55.0 million, with a minimum of 80% in cash and a maximum of 20% in freely-tradable shares of common stock and/or operating partnership units. As the payment was fully made by the principal owners of certain predecessor entities, $55.0 million was recorded as settlement expense in our predecessor's statement of operations, with a corresponding $55.0 million capital contribution to our predecessor at that time.

Gain on Consolidation of Non-controlled Entities
The gain on consolidation of non-controlled entities in 2013 reflects gains associated with the acquisition of the four non-controlled properties upon the completion of the Offering and related formation transactions on October 7, 2013. The gain is primarily a result of the fair value exceeding the book value of our predecessor ownership interests in the four non-controlled entities plus the elimination of the intercompany ground and building leases.
Income taxes
Income taxes increased due to taxable income activities within our TRSs, primarily taxable income related to our Observatory operations, third party management fees, construction income, and certain cleaning income.

Private Perpetual Preferred Unit Distributions
Represents distributions to holders of private perpetual preferred units.

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012
The following table summarizes the historical results of operations of our predecessor for years ended December 31, 2013 and 2012 (amounts in thousands):

	Year Ended December 31,
	2013	2012	Change	%
Revenues:
Rental revenue (1)	$228,677	$196,187	$32,490	16.6%
Tenant expense reimbursement	37,108	29,483	7,625	25.9%
Observatory revenue	23,735	—	23,735	(2)
Construction revenue	23,901	18,902	4,999	26.4%
Third-party management and other fees	5,617	5,103	514	10.1%
Other revenues and fees	14,617	10,619	3,998	37.6%
Total revenues	333,655	260,294	73,361	28.2%
Operating expenses:
Property operating expenses	75,352	55,707	19,645	35.3%
Ground rent expenses	398	—	398	(2)
Marketing, general and administrative expenses	39,979	20,963	19,016	90.7%
Observatory expenses	5,687	—	5,687	(2)
Construction expenses	25,289	19,592	5,697	29.1%
Real estate taxes	41,522	30,406	11,116	36.6%
Formation transaction expenses	4,507	2,247	2,260	100.6%
Acquisition expenses	138,140	—	138,140	(2)
Depreciation and amortization	66,338	42,690	23,648	55.4%
Total operating expenses	397,212	171,605	225,607	131.5%
Operating (loss) income	(63,557)	88,689	(152,246)	(171.7)%
Other income (expense):
Equity in net income of non-controlled entities	14,875	14,348	527	3.7%
Interest expense	(63,807)	(54,394)	(9,413)	17.3%
Settlement expense	(55,000)	—	(55,000)	(2)
Gain on consolidation of non-controlled entities	322,563	—	322,563	(2)
Income before income taxes	155,074	48,643	106,431	218.8%
Income tax benefit	1,125	—	1,125	(2)
Net income	$156,199	$48,643	$107,556	221.1%
__________________
(1) Includes $26,300 and $39,415 of leasehold rent for the years ended December 31, 2013 and 2012, respectively.
(2) Not meaningful.

Rental Revenue
The increase rental revenue income was primarily attributable to the acquisition of the four non-controlled properties upon the completion of the Offering and related formation transactions on October 7, 2013, which increased rental revenue by $43.3 million, offset by the reduction of overage rent at the Empire State Building, which decreased rental revenue by $13.3 million, due to the acquisition and consolidation of this property.
Tenant Expense Reimbursement
The increase tenant expense reimbursement was primarily attributable to the acquisition of the four non-controlled properties upon the completion of the Offering and related formation transactions on October 7, 2013, which increased tenant expense reimbursement by $9.3 million, offset by decreased electric income of $2.3 million primarily due to new tenants generally having their space metered resulting in lower profit margins on electric than previous tenants billed on a non-metered basis.
Observatory Revenue
Observatory revenue increased by $23.7 million and was attributable to the acquisition of the observatory operations from the non-controlled entity Empire State Building Company, L.L.C., upon the completion of the Offering and related formation transactions on October 7, 2013, and the operations of the observatory are now included in our consolidated results.

Construction Revenue
The increase in construction revenue was attributable to a higher number of construction projects during the year ended December 31, 2013 compared to the year ended December 31, 2012.
Third-Party Management and Other Fees
The increase in third-party management and other fees was primarily attributable to additional income from professional services performed of $0.4 million.
Other Revenues and Fees
The increase in other revenues and fees was primarily due to $4.2 million of income received as a voluntary reimbursement of legal expenses previously incurred.
Property Operating Expenses
The increase in property operating expenses was primarily attributable to the acquisition of the four non-controlled properties upon the completion of the Offering and related formation transactions on October 7, 2013 which increased property operating expenses by $21.1 million.
Marketing, General and Administrative Expenses
The increase in marketing, general and administrative expenses primarily reflects an increase of $7.7 million in professional fees generally related to non-capitalizable costs associated with the consolidation and the Offering and related formation transactions and increased payroll costs of $10.0 million which includes severance expenses of $2.7 million, retirement equity compensation expenses of $2.3 million, higher incentive compensation and increases in personnel.
Observatory Expenses
Observatory expenses increased by $5.7 million and was attributable to the acquisition of the observatory operations from the non-controlled entity Empire State Building Company, L.L.C., upon the completion of the Offering and related formation transactions on October 7, 2013, and the operations of the observatory are now included in our consolidated results.
Construction Expenses
The construction expenses increase correlates with the increase in the new construction projects as noted above in Construction Revenue.
Real Estate Taxes
The real estate taxes increase was primarily attributable to the acquisition of the four non-controlled properties upon the completion of the Offering and related formation transactions on October 7, 2013, which increased real estate taxes by $9.4 million. The remaining increase was primarily attributable to an aggregate increase of $1.4 million at 250 West 57th Street, 1359 Broadway, One Grand Central Place and 1542 Third Avenue.
Formation Transaction Expenses
The formation transaction expenses increase was due to greater external legal, accounting, and proxy solicitation expenses, and investor relation services costs related to structuring the formation transactions.

Acquisition Expenses
Acquisition expenses of $138.1 million reflect costs associated with the Offering and the related formation transactions, including transfer taxes paid and reimbursement of costs previously paid by the non-controlling entities and the option property entities.
Depreciation and Amortization
The increase in depreciation and amortization was primarily attributable to the acquisition of the four non-controlled properties upon the completion of the Offering and related formation transactions on October 7, 2013. The remaining increase in depreciation and amortization was primarily the result of improvements made at the Empire State Building and One Grand Central Place.

Interest Expense
The increase in interest expense was primarily attributable to a $5.9 million write-off of deferred financing costs and net increase in interest expense due to higher loan balances, in particular to finance the redevelopment and repositioning at the Empire State Building.

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
Liquidity and Capital Resources
At December 31, 2014, we had approximately $45.7 million available in cash and cash equivalents and there was $330.0 million available under our secured revolving credit facility.
Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, including lease-up costs, fund our redevelopment and repositioning programs, acquire properties, make distributions to our securityholders and other general business needs. Based on the historical experience of our management and our business strategy, in the foreseeable future we anticipate we will generate positive cash flows from operations. In order for ESRT to qualify as a REIT, ESRT is required under the Code to distribute to its securityholders, on an annual basis, at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains. We expect to make quarterly distributions to our securityholders.
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
As of December 31, 2014, we had approximately $1.6 billion of total consolidated indebtedness outstanding, with a weighted average interest rate of 3.55% and a weighted average maturity of 3.6 years. As of December 31, 2014, exclusive of principal amortization, we have approximately $44.1 million of debt maturing in 2015 and no maturities in 2016. Given our current liquidity, including availability under our secured revolving credit facility, and the low leverage financing of our single 2015 balloon maturity, we believe we will be able to refinance the maturing debt.
Secured Revolving and Term Credit Facility
Our secured revolving and term credit facility has a maximum aggregate original principal amount of up to $800.0 million. Merrill Lynch, Pierce, Fenner & Smith Incorporated (“Merrill Lynch”) acted as joint lead arranger and joint bookrunner, Bank of America, N.A. (“Bank of America”), an affiliate of Merrill Lynch, acts as administrative agent and Goldman Sachs Bank USA (“Goldman Sachs”), an affiliate of Goldman Sachs & Co., acts as syndication agent, joint lead arranger and joint bookrunner, with respect to the revolving credit and term loan facilities, which are collectively referred to herein as the secured revolving and term credit facility. The secured revolving and term credit facility is comprised of a term loan A and a term loan B, which are referred to herein as the term loan, and a revolving credit facility, which is referred to herein as the revolving credit facility, in the maximum original principal amount of the difference between $800.0 million and the original balance under the term loan. The secured revolving and term credit facility contains an accordion feature that will allow us to increase the maximum aggregate principal amount to $1.25 billion under specified circumstances. We expect to use the secured revolving and term credit facility to, among other things, fund capital expenditures and tenant improvements and leasing commissions, potential acquisitions, development and redevelopment of real estate properties, general corporate matters and working capital. As of December 31, 2014, the outstanding balance on the secured revolving and term credit facility was $470.0 million.
Financial Covenants. The secured revolving and term credit facility includes the following financial covenants: (i) maximum leverage ratio of total indebtedness to total asset value (as defined in the secured revolving and term credit facility agreement) of the loan parties and their consolidated subsidiaries will not exceed 60%, (ii) consolidated secured indebtedness (excluding the secured revolving and term credit facility) will not exceed 40% of total asset value, (iii) tangible net worth will not be less than the sum of 80% of tangible net worth at the closing of the secured revolving and term credit facility plus 75% of net equity proceeds received by us after the closing date (other than proceeds received by us in connection with any dividend reinvestment program), (iv) adjusted EBITDA (as defined in the secured revolving and term credit facility) to consolidated fixed charges will not be less than 1.50x, (v) consolidated variable rate debt will not exceed 25% of total asset value and (vi) consolidated secured recourse indebtedness (excluding the secured revolving and term credit facility) will not exceed 10% of total asset value. Subject to certain customary exceptions and excluding dividends and distributions payable solely in our common stock, we are restricted from paying dividends or other distributions in excess of the greater of (x) 95% of funds from operations (as defined in the secured revolving and term credit facility) and (y) the amount of dividends and other distributions ESRT is required to pay in order to maintain its qualification as a REIT and (other than during an event of default) to avoid the payment of federal or state income or excise tax; provided, that if certain events of default exist, we may be precluded from paying any dividends or other distributions. As of December 31, 2014, we were in compliance with the covenants:

Financial covenant	Required	December 31, 2014
Maximum total leverage	< 60%	29.9%
Maximum secured debt	< 40%	16.8%
Minimum fixed charge coverage	> 1.5x	3.5x
Maximum variable rate indebtedness	< 25%	11.2%
Maximum secured recourse indebtedness	<10%	—%
Minimum tangible net worth	$689,800	$933,930
Unsecured Revolving Credit Facility
On January 23, 2015, we entered into an unsecured revolving credit agreement, which is referred to herein as the “unsecured revolving credit facility,” with Bank of America, Merrill Lynch, Goldman Sachs and the other lenders party thereto. Merrill Lynch acted as joint lead arranger; Bank of America acted as administrative agent; and Goldman Sachs acted as syndication agent and joint lead arranger.
Concurrently with the entering into the unsecured revolving credit facility, on January 23, 2015, we terminated the secured revolving and term credit facility. In connection with the termination of the existing facility, all of the guarantors thereunder were released from their guaranty obligations, all liens created thereby were terminated, and all collateral pledged thereunder was released.
Amount. The unsecured revolving credit facility is comprised of a revolving credit facility in the maximum original principal amount of $800.0 million. The unsecured revolving credit facility contains an accordion feature that would allow us to increase the maximum aggregate principal amount to $1.25 billion under specified circumstances.
Guarantors. Certain of our subsidiaries are guarantors of our obligations under the unsecured revolving credit facility.

Interest. Amounts outstanding under the unsecured revolving credit facility will bear interest at a floating rate equal to, at our election, (x) a Eurodollar rate, plus a spread that we expect will range from 0.875% to 1.600% depending upon its leverage ratio and credit rating; or (y) a base rate, plus a spread that we expect will range from 0.000% to 0.600% depending upon its leverage ratio and credit rating. In addition, the unsecured revolving credit facility permits us to borrow at competitive bid rates determined in accordance with the procedures described in the unsecured revolving credit facility.
Fees. We will pay certain customary fees and expense reimbursements.
Maturity. The unsecured revolving credit facility will have an initial term of four years. We have the option to extend the initial term of the unsecured revolving credit facility for up to two additional six-month periods, subject to certain conditions, including the payment of an extension fee equal to 0.075% of the then outstanding commitments under the unsecured revolving credit facility.
Financial Covenants. The unsecured revolving credit facility includes the following financial covenants: (i) maximum leverage ratio of total indebtedness to total asset value of the loan parties and their consolidated subsidiaries will not exceed 60%, (ii) consolidated secured indebtedness will not exceed 40% of total asset value, (iii) tangible net worth will not be less than the sum of 80% of tangible net worth as of September 30, 2014 plus 75% of net equity proceeds received by the operating partnership (other than proceeds received within ninety (90) days after the redemption, retirement or repurchase of ownership or equity interests in the operating partnership up to the amount paid by the operating partnership in connection with such redemption, retirement or repurchase, where, the net effect is that the operating partnership shall not have increased its net worth as a result of any such proceeds), (iv) adjusted EBITDA (as defined in the unsecured revolving credit facility) to consolidated fixed charges will not be less than 1.50x, (v) the aggregate net operating income with respect to all unencumbered eligible properties to the portion of interest expense attributable to unsecured indebtedness will not be less than 1.75x, (vi) the ratio of total unsecured indebtedness to unencumbered asset value will not exceed 60%, and (vii) consolidated secured recourse indebtedness will not exceed 10% of total asset value (provided, however, this covenant shall not apply at any time after either the company or the operating partnership achieves a debt ratings from at least two of Moody’s, S&P and Fitch, and such debt ratings are Baa3 or better (in the case of a rating by Moody’s) or BBB- or better (in the case of a rating by S&P or Fitch)).
Other Covenants. The unsecured revolving credit facility contains customary covenants, including limitations on liens, investment, debt, fundamental changes, and transactions with affiliates, and will require certain customary financial reports.
Events of Default. The unsecured revolving credit facility contains customary events of default (subject in certain cases to specified cure periods), including but not limited to non-payment, breach of covenants, representations or warranties, cross defaults, bankruptcy or other insolvency events, judgments, ERISA events, invalidity of loan documents, loss of real estate investment trust qualification, and occurrence of a change of control (defined in the definitive documentation for the unsecured credit facility.
Senior Unsecured Notes

During August 2014, we issued $250.0 million principal amount of 2.625% Exchangeable Senior Notes (“Senior Notes”) due August 2019. In connection with this offering, we received net proceeds of $246.9 million, after deducting the related underwriting discounts and commissions and issuance costs.
Mortgage debt
As of December 31, 2014, we had mortgage debt outstanding of $904.0 million.
During 2015,

(i)	we extended the maturity date of a mortgage collateralized by 1359 Broadway to August 2015.
During 2014,

(i)	we refinanced early the Metro Center mortgage loan with a new $100.0 million mortgage loan due 2024 which bears interest at a fixed rate of 3.59% and a 30 year amortization;

(ii)	we repaid the second lien mortgage collateralized by 1350 Broadway;

(iii)	we repaid the first and second lien mortgages collateralized by 501 Seventh Avenue;

(iv)	we repaid a mortgage collateralized by 500 Mamaroneck Avenue, and

(v)	we refinanced the three One Grand Central Place mortgage loans with a new $91.0 million mortgage loan due 2017 which bears interest at LIBOR plus 1.35%.

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
Capital expenditures
The following table summarizes our tenant improvement costs, leasing commission costs and our capital expenditures for our 20 properties as if they were consolidated for each of the periods presented (dollars in thousands, except per square foot amounts). The tables include expenditures for option properties after the acquisition date.
Office Properties(1)

	Year Ended December 31,
Total New Leases, Expansions, and Renewals	2014	2013	2012
Number of leases signed(2)	229	218	248
Total square feet	766,635	1,061,216	1,057,476
Leasing commission costs(3)	$10,000	$16,032	$15,483
Tenant improvement costs(3)	34,720	49,284	45,842
Total leasing commissions and tenant improvement costs(3)	$44,720	$65,316	$61,325
Leasing commission costs per square foot(3)	$13.04	$15.11	$14.64
Tenant improvement costs per square foot(3)	45.29	46.44	43.35
Total leasing commissions and tenant improvement costs per square foot(3)	$58.33	$61.55	$57.99

Retail Properties(4)

	Year Ended December 31,
Total New Leases, Expansions, and Renewals	2014	2013	2012
Number of leases signed(2)	10	12	17
Total Square Feet	18,166	76,976	42,968
Leasing commission costs(3)	$1,116	$5,416	$1,887
Tenant improvement costs(3)	448	62	—
Total leasing commissions and tenant improvement costs(3)	$1,564	$5,478	$1,887
Leasing commission costs per square foot(3)	$61.43	$70.36	$43.92
Tenant improvement costs per square foot(3)	24.66	0.81	—
Total leasing commissions and tenant improvement costs per square foot(3)	$86.09	$71.17	$43.92
_______________

(1)	Excludes an aggregate of 523,463 rentable square feet of retail space in our Manhattan office properties. Includes the Empire State Building broadcasting licenses and observatory operations.

(2)	Presents a renewed and expansion lease as one lease signed.

(3)
Presents all tenant improvement and leasing commission costs as if they were incurred in the period in which the lease was signed, which may be different than the period in which they were actually paid.

(4)	Includes an aggregate of 523,463 rentable square feet of retail space in our Manhattan office properties. Excludes the Empire State Building broadcasting licenses and observatory operations.

	Year Ended December 31,
Total New Leases, Expansions, and Renewals	2014	2013	2012
Total Portfolio
Capital expenditures (1)	$64,788	$80,285	$57,421
_______________

(1)
Includes all capital expenditures, excluding tenant improvements and leasing commission costs, which are primarily attributable to the redevelopment and repositioning program conducted at our Manhattan office properties.

As of December 31, 2014, we expect to incur additional costs relating to obligations under signed new leases of approximately $57.4 million during the year ending December 31, 2015. This consists of approximately $56.2 million for tenant improvements and other improvements related to new leases and approximately $1.2 million on leasing commissions expected to be incurred in the year ending December 31, 2015. We intend to fund the tenant improvements and leasing commission costs through a combination of operating cash flow and borrowings under the secured revolving and term credit facility.
Capital expenditures are considered part of both our short-term and long-term liquidity requirements. We currently estimate that between $75.0 million and $115.0 million of capital is needed beyond 2014 to complete substantially the redevelopment program at our Manhattan office properties, which we expect to occur by the end of 2016 due to the size and scope of our remaining work and our desire to minimize tenant disruptions. However, these estimates are based on current budgets and are subject to change. We intend to fund the capital improvements to complete the redevelopment and repositioning program through a combination of operating cash flow and borrowings under the secured revolving and term credit facility.
Contractual Obligations
The following table summarizes the amounts due in connection with our contractual obligations described below for the years ending December 31, 2015 through 2019 and thereafter (amounts in thousands).

	Year Ended December 31
	2015	2016	2017	2018	2019	Thereafter	Total
Mortgages and other debt(1)
Interest expense	$56,317	$55,542	$45,424	$17,257	$9,824	$14,816	$199,180
Amortization	11,772	12,387	10,070	2,880	2,188	11,975	51,272
Principal repayment	44,146	—	616,760	562,210	250,000	77,674	1,550,790
Ground lease	1,518	1,518	1,518	1,518	1,518	58,248	65,838
Tenant improvement and leasing commission costs	57,446	—	—	—	—	—	57,446
Total	$171,199	$69,447	$673,772	$583,865	$263,530	$162,713	$1,924,526
_______________

(1)	Assumes no extension options are exercised.

(2)	Does not include various standing or renewal service contracts with vendors related to our property management.
Off-Balance Sheet Arrangements
As of December 31, 2014, we did not have any off-balance sheet arrangements.
Distribution Policy
In order for ESRT to qualify as a REIT, it must distribute to its securityholders, on an annual basis, at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains. In addition, it will be subject to U.S. federal income tax at regular corporate rates to the extent that it distributes less than 100% of its net taxable income (including net capital gains) and will be subject to a 4% nondeductible excise tax on the amount, if any, by which its distributions in any calendar year are less than a minimum amount specified under U.S. federal income tax laws. We intend to distribute our net income to our securityholders in a manner intended to allow ESRT to satisfy its REIT 90% distribution requirement and to allow ESRT to avoid U.S. federal income tax liability on its income and the 4% nondeductible excise tax.
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
Cash Flows
Comparison of Year Ended December 31, 2014 to the Year Ended December 31, 2013
Net cash. Cash on hand was $45.7 million and $60.7 million, respectively, as of December 31, 2014 and 2013.
Operating activities. Net cash provided by (used in) operating activities increased by $197.1 million to $138.6 million for the year ended December 31, 2014 compared to ($58.5 million) for the year ended December 31, 2013. This is primarily due to the acquisition expenses in 2013.
Investing activities. Net cash used in investing activities decreased by $377.7 million to $299.1 million for the year ended December 31, 2014 compared to $676.8 million for the year ended December 31, 2013. The decrease is due to the cash paid in the formation transactions to acquire the non-controlled properties during 2013. This was partially offset by cash paid in 2014 to acquire the option properties and higher expenditures on building improvements.
Financing activities. Net cash provided by financing activities decreased by $599.0 million to $145.5 million for the year ended December 31, 2014 compared to $744.5 million for the year ended December 31, 2013. 2013 included net proceeds from the sale of Class A common stock of $992.9 million, offset by cash paid for equity interests in the formation transactions of $143.2 million.

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

Net Operating Income
Our financial reports include a discussion of property net operating income, or NOI. NOI is a non-GAAP financial measure of performance. NOI is used by investors and our management to evaluate and compare the performance of our properties and to determine trends in earnings and to compute the fair value of our properties as it is not affected by; (i) the cost of funds of the property owner, (i) the impact of depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets that are included in net income computed in accordance with GAAP, (iii) acquisition expenses and formation transaction expenses, or (iv) general and administrative expenses and other gains and losses that are specific to the property owner. The cost of funds is eliminated from net operating income because it is specific to the particular financing capabilities and constraints of the owner. The cost of funds is also eliminated because it is dependent on historical interest rates and other costs of capital as well as past decisions made by us regarding the appropriate mix of capital which may have changed or may change in the future. Depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets are eliminated because they may not accurately represent the actual change in value in our office or retail properties that result from use of the properties or changes in market conditions. While certain aspects of real property do decline in value over time in a manner that is reasonably captured by depreciation and amortization, the value of the properties as a whole have historically increased or decreased as a result of changes in overall economic conditions instead of from actual use of the property or the passage of time. Gains and losses from the sale of real property vary from property to property and are affected by market conditions at the time of sale which will usually change from period to period. These gains and losses can create distortions when comparing one period to another or when comparing our operating results to the operating results of other real estate companies that have not made similarly timed, purchases or sales. We believe that eliminating these costs from net income is useful because the resulting measure captures the actual revenue, generated and actual expenses incurred in operating our properties as well as trends in occupancy rates, rental rates and operating costs.

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

The following table presents a reconciliation of our company and predecessor net income, the most directly comparable GAAP measure, to NOI for the periods presented (amounts in thousands):

	The Company		The Predecessor
	Year Ended December 31, 2014	Period from October 7, 2013 to December 31, 2013	Period from January 1, 2013 to October 6, 2013	Year Ended December 31, 2012

Net income (loss)	$70,210	$193,431	$(37,232)	$48,643
Add:
Marketing, general and administrative expenses	39,037	16,379	23,600	20,963
Total depreciation and amortization(1)	145,431	27,375	44,792	49,642
Interest expense(2)	66,456	13,147	53,703	58,265
Construction expenses	38,596	5,468	19,821	19,592
Acquisition expenses	3,382	138,140	—	—
Income tax expense (benefit)	4,655	(1,125)	—	—
Formation transaction expenses(3)	—	—	4,507	2,247
Settlement expense	—	—	55,000	—
Less:
Construction revenue	(38,648)	(5,265)	(18,636)	(18,902)
Third-party management and other fees	(2,376)	(550)	(5,067)	(5,103)
Gain on settlement of lawsuit related to the Observatory	(975)	—	—	—
Gain on consolidation of non-controlled entities	—	(322,563)	—	—
Net operating income	$325,768	$64,437	$140,488	$175,347

Other Net Operating Income Data
Straight line rental revenue	$39,715	$8,932	$25,470	$2,568
Net increase in rental revenue from the amortization of above and below-market lease assets and liabilities	$14,095	$1,911	$—	$—
Amortization of acquired below-market ground lease (4)	$4,603	$398	$—	$—
Ground rent earned from non-controlled entities	$—	$—	$26,300	$39,415
Management fees from non-controlled entities	$—	$—	$1,688	$4,251
_______________

(1)
Includes adjustment for proportionate share of depreciation and amortization expense relating to non-controlled entities of $5,829 and $6,952 for the period January 1, 2013 to October 6, 2013 and the year ended December 31, 2012, respectively.

(2)
Includes adjustment for proportionate share of interest expense, net related to non-controlled entities of $3,043 and $3,871 for the period January 1, 2013 to October 6, 2013 and the year ended December 31, 2012, respectively.

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

Modified Funds From Operations ("Modified FFO")
Modified FFO adds back an adjustment for any above or below-market ground lease amortization to traditionally defined FFO. We consider this a useful supplemental measure in evaluating our operating performance due to the non-cash accounting treatment under GAAP, which stems from the third quarter 2014 acquisition of the two option properties as they carry significantly below market ground leases, the amortization of which is material to our overall results. We present Modified FFO because we consider it an important supplemental measure of our operating performance in that it adds back the non-cash amortization of below-market ground leases. There can be no assurance that Modified FFO presented by us is comparable to similarly titled measures of other REITs. Modified FFO does not represent cash generated from operating activities and should not be considered as an alternative to net income (loss) determined in accordance with GAAP or to cash flow from operating activities determined in accordance with GAAP. Modified FFO is not indicative of cash available to fund ongoing cash needs, including the ability to make cash distributions.

Core Funds From Operations ("Core FFO")
Core FFO adds back to traditionally defined FFO the following items associated with the Company's initial public offering, or IPO, and formation transactions: gain on consolidation of non-controlling entities, acquisition expenses, severance expenses and retirement equity compensation expenses. It also adds back private perpetual preferred exchange offering expenses, prepayment penalty expense, deferred financing costs write-off, acquisition expenses, and gain on settlement of lawsuit related to the Observatory, net of income taxes and ground lease amortization. The Company presents Core FFO because it considers it an important supplemental measure of its operating performance in that it excludes items associated with its IPO and formation transactions and other non-recurring items. There can be no assurance that Core FFO presented by the Company is comparable to similarly titled measures of other REITs. Core FFO does not represent cash generated from operating activities and should not be considered as an alternative to net income (loss) determined in accordance with GAAP or to cash flow from operating activities determined in accordance with GAAP. Core FFO is not indicative of cash available to fund ongoing cash needs, including the ability to make cash distributions. In future periods, we may also exclude other items from Core FFO that we believe may help investors compare our results.

The following table presents a reconciliation of our company and predecessor net income (loss), the most directly comparable GAAP measure, to FFO and Core FFO for the periods presented (amounts in thousands, except per unit amounts):

	The Company		The Predecessor
	For the Year Ended December 31, 2014	Period from October 7, 2013 to December 31, 2013	Period from January 1, 2013 to October 6, 2013	For the Year Ended December 31, 2012

Net income (loss)	$70,210	$193,431	$(37,232)	$48,643
Preferred unit distributions	(476)	—	—	—
Real estate depreciation and amortization(1)	145,115	27,352	44,664	49,300
Funds from operations	214,849	220,783	7,432	97,943
Amortization of below-market ground leases	4,603	398	—	—
Modified funds from operations	219,452	221,181	7,432	97,943
Gain on settlement of lawsuit related to the Observatory, net of income taxes	(540)	—	—	—
Private perpetual preferred exchange offering expenses	1,357	—	—	—
Prepayment penalty expense and deferred financing costs write-off	3,771	—	—	—
Acquisition expenses	3,382	138,140	—	—
Gain on consolidation of non-controlled entities	—	(322,563)	—	—
Severance expenses	—	2,738	—	—
Retirement equity compensation expense	—	2,297	—	—
Settlement expense	—	—	55,000	—
Core funds from operations	$227,422	$41,793	$62,432	$97,943

Weighted average units
Basic	254,506	244,420
Diluted	254,506	244,420

FFO per unit
Basic	$0.84	$0.90
Diluted	$0.84	$0.90

Modified FFO per share
Basic	$0.86	$0.90
Diluted	$0.86	$0.90

Core FFO per unit
Basic	$0.89	$0.17
Diluted	$0.89	$0.17
_______________

(1)
Includes adjustment for proportionate share of real estate depreciation and amortization expense relating to non-controlled entities of $5,701 and $6,772 for the period January 1, 2013 to October 6, 2013 and the year ended December 31, 2012.

Distribution to Equity Holders
Distributions and dividends have been made to equity holders in 2012, 2013 and 2014 as follows (amounts in thousands):

Year ended December 31, 2012	$62,903
Period from January 1, 2013 through October 6, 2013	155,112
Period from October 6, 2013 through December 31, 2013	19,516
Year ended December 31, 2014	87,721

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
Tenant Credit Risk
The economic condition of our tenants may also deteriorate, which could negatively impact their ability to fulfill their lease commitments and in turn adversely affect our ability to maintain or increase the occupancy level and/or rental rates of our properties. Potential tenants may look to consolidate, reduce overhead and preserve operating capital and may also defer strategic decisions, including entering into new, long-term leases at properties.
Leasing
On a combined basis, we, our predecessor and the non-controlled entities, signed 0.8 million, 1.1 million, and 1.1 million rentable square feet of new leases, expansions and lease renewals, for the years ended December 31, 2014, 2013, and 2012, respectively.
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
As of December 31, 2014, there were approximately 1.0 million rentable square feet of space in our portfolio available to lease (excluding leases signed but not yet commenced) representing 10.3% of the net rentable square footage of the properties in our portfolio. In addition, leases representing 10.0% and 7.2% of net rentable square footage of the properties in our portfolio will expire in 2015 and in 2016, respectively. These leases are expected to represent approximately 11.2% and 7.2%, respectively, of our annualized rent for such periods. Our revenues and results of operations can be impacted by expiring leases that are not renewed or re-leased or that are renewed or re-leased at base rental rates equal to above or below the current average base rental rates. Further, our revenues and results of operations can also be affected by the costs we incur to re-lease available space, including payment of leasing commissions, redevelopments and build-to-suit remodeling that may not be borne by the tenant.
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
Observatory Operations
The Empire State Building Observatory revenue for the fourth quarter 2014 grew 10.9% to $28.2 million, from $25.4 million in the fourth quarter of 2013, due to higher admissions, higher admission pricing and a better mix of tickets purchased. The Observatory hosted approximately 997,000 visitors in the fourth quarter 2014, representing a 1.8% increase from the same period of 2013.
For the year ended December 31, 2014, the Empire State Building Observatory hosted 4.3 million visitors, a 0.7% increase from the same period in 2013. Observatory revenue was $111.5 million, a 9.5% increase from $101.8 million for the twelve months ended December 31, 2013.
Observatory revenues and admissions are dependent upon the following: (i) the number of tourists (domestic and international) that come to New York City and visit the observatory, as well as any related tourism trends; (ii) the prices per admission that can be charged; (iii) seasonal trends affecting the number of visitors to the observatory; (iv) competition, in particular from the observatories at One World Trade Center and Rockefeller Center; and (v) weather trends.
Operating Expenses
Our operating expenses generally consist of depreciation and amortization, real estate taxes, ground lease expenses, repairs and maintenance, security, utilities, property-related payroll, insurance and bad debt expense and prior to the Offering and related formation transactions, third-party management fees. Factors that may affect our ability to control these operating costs include: increases in insurance premiums, tax rates, the cost of periodic repair, redevelopment costs and the cost of re-leasing space, the cost of compliance with governmental regulation, including zoning and tax laws, the potential for liability under applicable laws and interest rate levels. Also, as a public company, our annual general and administrative expenses may be meaningfully higher compared to historical expenses due to legal, insurance, accounting and other expenses related to corporate governance, SEC reporting, other compliance matters and the costs of operating as a public company. If our operating costs increase as a result of any of the foregoing factors, our future cash flow and results of operations may be adversely affected.

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
Cost of Funds and Interest Rates
We expect future changes in interest rates will impact our overall performance. Subject to ESRT maintaining its qualification as a REIT for U.S. federal income tax purposes, we may mitigate the risk of interest rate volatility through the use of hedging instruments, such as interest rate swap agreements and interest rate cap agreements. While we may seek to manage our exposure to future changes in rates, portions of our overall outstanding debt will likely remain at floating rates. As of December 31, 2014, our floating rate debt represented 37.8% of our indebtedness and 9.6% of total enterprise value. This floating rate debt included $605.1 million of borrowings as of December 31, 2014. Our floating rate debt may increase to the extent we use available borrowing capacity under our loans to fund capital improvements. We continually evaluate our debt maturities, and, based on management’s current assessment, believe we have viable financing and refinancing alternatives that will not materially adversely impact our expected financial results. As of December 31, 2014, excluding principal amortization, we have approximately $44.1 million of debt maturities in 2015 and no maturities in 2016.
Competition
The leasing of real estate is highly competitive in Manhattan and the greater New York metropolitan market in which we operate. We compete with numerous acquirers, developers, owners and operators of commercial real estate, many of which own or may seek to acquire or develop properties similar to ours in the same markets in which our properties are located. The principal means of competition are rent charged, location, services provided and the nature and condition of the facility to be leased. In addition, we face competition from other real estate companies including other REITs, private real estate funds, domestic and foreign financial institutions, life insurance companies, pension trusts, partnerships, individual investors and others that may have greater financial resources or access to capital than we do or that are willing to acquire properties in transactions which are more highly leveraged or are less attractive from a financial viewpoint than we are willing to pursue. In addition, competition from observatory and/or broadcasting operations at One World Trade Center and, to a lesser extent, from the existing observatory at Rockefeller Center and the existing broadcasting facility at Four Times Square, could have a negative impact on revenues from our observatory and/or broadcasting operations. Adverse impacts on domestic travel and changes in foreign currency exchange rates may also decrease demand in the future, which could have a material adverse effect on our results of operations. If our competitors offer space at rental rates below current market rates, below the rental rates we currently charge our tenants, in better locations within our markets or in higher quality facilities, we may lose potential tenants and may be pressured to reduce our rental rates below those we currently charge in order to retain tenants when our tenants’ leases expire.

Critical Accounting Estimates
Basis of Presentation and Principles of Consolidation and Combination
The accompanying consolidated and combined financial statements have been prepared in conformity with GAAP and with the rules and regulations of the SEC represent our assets and liabilities and operating results. The consolidated financial statements include our accounts and our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. For purposes of comparison, certain items shown in the 2012 and 2013 consolidated financial statements have been reclassified to conform to the presentation used for 2014.
    Our predecessor's financial statements include all the accounts and operations of our predecessor. The real estate entities included in the accompanying financial statements have been combined on the basis that, for the periods presented, such entities were under common control, common management and common ownership of the sponsors. Equity interests in the combining entities that were not controlled by the sponsors are shown as investments in non-controlled entities. We acquired these interests as a result of the formation transactions in 2013.
Our predecessor consolidated variable interest entities, or VIEs, in which it was considered a primary beneficiary. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. We had no VIEs as of December 31, 2014 or 2013.
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
Revenue Recognition
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
Income Taxes
We are generally not subject to federal and state income taxes as our taxable income or loss is reportable by our partners. Accordingly, no provision has been made for federal and state income taxes. ESRT elected, together with ESRT Observatory TRS, L.L.C., our subsidiary which holds our observatory operations, to treat ESRT Observatory TRS, L.L.C. as a TRS, and ESRT has elected, together with ESRT Holdings TRS, L.L.C., our subsidiary that holds our third party management, construction, restaurant, health club and certain cleaning operations, to treat ESRT Holdings TRS, L.L.C. as a TRS. TRSs may participate in non-real estate activities and/or perform non-customary services for tenants and their operations are generally subject to regular corporate income taxes. Each of our TRSs accounts for its income taxes in accordance with GAAP, which includes an estimate of the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. The calculation of the TRS's tax provisions may require interpreting tax laws and regulations and could result in the use of judgments or estimates which could cause its recorded tax liability to differ from the actual amount due. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The TRSs periodically assess the realizability of deferred tax assets and the adequacy of deferred tax liabilities, including the results of local, state, or federal statutory tax audits or estimates and judgments used.
We apply provisions for measuring and recognizing tax benefits associated with uncertain tax positions. Penalties and interest, if incurred, would be recorded as a component of income tax expense. As of December 31, 2014 and 2013, we do not have a liability for uncertain tax positions. As of December 31, 2014, the tax years ended December 31, 2011 through December 31, 2014 remain open for an audit by the Internal Revenue Service and state authorities. We have not received a notice of audit from the Internal Revenue Service or state authorities for any of the open tax years.
During the periods presented, the entities included in our predecessor's consolidated financial statements are treated as partnerships or S corporations for U.S. federal and state income tax purposes and, accordingly, are not subject to entity-level tax. Rather, each entity’s taxable income or loss is allocated to its owners. Therefore, no provision or liability for U.S. federal or state income taxes has been included in the accompanying consolidated financial statements for those periods.
Two of the limited liability companies in our Predecessor had non-real estate income subject to New York City unincorporated business tax (“NYCUBT”). In 2013 and 2012, one of these entities generated a loss for NYCUBT purposes while the other entity generated income. No provision or liability for U.S. federal, state, or local income taxes has been included in our Predecessor's consolidated financial statements as 2013 taxable income as referred to above was fully offset by a NYCUBT net operating loss carry forward from previous years.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. One of the principal market risks facing us is interest rate risk on our floating rate indebtedness. As of December 31, 2014, our floating rate mortgage debt represented 9.6% of our total enterprise value. This floating rate debt included $470.0 million of borrowings under the secured revolving and term credit facility.
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
As of December 31, 2014, we had total outstanding floating rate debt obligations of $605.1 million. Based on our variable balances, interest expense would have increased by approximately $6.1 million for the year ended December 31, 2014, if short-term interest rates had been 1% higher. As of December 31, 2014, the weighted average interest rate on the $996.9 million of fixed-rate indebtedness outstanding was 4.80% per annum, each with maturities at various dates through November 5, 2024.
As of December 31, 2014, the fair value of our outstanding debt was approximately $1.6 billion which was approximately $9.6 million more than the historical book value as of such date. Interest risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure.

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
As of December 31, 2014, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of ESRT management, including ESRT's Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures at the end of the period covered by this Report. Based on the foregoing, ESRT's Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including ESRT's Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
No significant changes to our internal control over financial reporting were identified in connection with the evaluation referenced above that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
(a) Management's Report on Internal Control over Financial Reporting
Management of Empire State Realty OP, L.P. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13(a)-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 as required by the Securities Exchange Act of 1934 Rule 13(a)-15(c). In making this assessment, we used the criteria set forth in the framework in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). Based on our evaluation under the COSO criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2014 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
Ernst & Young LLP, an independent registered public accounting firm that audited our Financial Statements included in this Annual Report, has issued an attestation report on our internal control over financial reporting as of December 31, 2014, which appears in paragraph (b) of this Item 9A.
Empire State Realty OP, L.P.

New York, New York
February 27, 2015

(b) Attestation report of the independent registered public accounting firm

Report of Independent Registered Public Accounting Firm
The Partners of Empire State Realty OP, L.P.
We have audited Empire State Realty OP, L.P.’s (the “Operating Partnership”) internal control over financial reporting as of December 31, 2014 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Empire State Realty OP, L.P.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Operating Partnership’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Empire State Realty OP, L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Operating Partnership as of December 31, 2014 (Successor) and 2013 (Successor), and the related consolidated statements of operations, capital/deficit, and cash flows for the year ended December 31, 2014 (Successor), for the period from October 7, 2013 through December 31, 2013 (Successor), for the period from January 1, 2013 to October 6, 2013 (Predecessor) and for the year ended December 31, 2012 (Predecessor) and our report dated February 27, 2015 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
New York, New York
February 27, 2015

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We are managed by Empire State Realty Trust, Inc. in its capacity as our sole general partner. The information required by Item 10 will be set forth in Empire State Realty Trust, Inc.'s Definitive Proxy Statement for its 2015 Annual Meeting of Stockholders (which is scheduled to be held on June 17, 2015), to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, on or about April 28, 2015, or the ESRT Proxy Statement, and is incorporated herein by reference.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

1.	Financial Statements: See "Index to Financial Statements" at Page F-1 below.

2.	Financial Statement Schedule: See "Schedule III-Real Estate and Accumulated Depreciation" and Page F-45 below.

3.	Exhibits: The index of exhibits below are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMPIRE STATE REALTY OP, L.P.
By: Empire State Realty Trust, Inc., its general partner

Date: February 27, 2015                             By:/s/ Anthony E. Malkin
Chairman and Chief Executive Officer

Date: February 27, 2015                             By:/s/ David A. Karp
Executive Vice President, Chief Financial Officer and Treasurer

Date: February 27, 2015                             By:/s/ Andrew J. Prentice
Senior Vice President
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Empire State Realty Trust, Inc., as general partner of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anthony E. Malkin	Chairman of the Board of Directors and Chief Executive Officer	February 27, 2015
Anthony E. Malkin
(Principal Executive Officer)

/s/ David A. Karp	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 27, 2015
David A. Karp

/s/ Andrew J. Prentice	Senior Vice President, Chief Accounting Officer	February 27, 2015
Andrew J. Prentice	(Principal Accounting Officer)

/s/ William H. Berkman	Director	February 27, 2015
William H. Berkman

/s/ Alice M. Connell	Director	February 27, 2015
Alice M. Connell

/s/ Thomas J. DeRosa	Director	February 27, 2015
Thomas J. DeRosa

/s/ Steven J. Gilbert	Director	February 27, 2015
Steven J. Gilbert

/s/ S. Michael Giliberto	Director	February 27, 2015
S. Michael Giliberto

/s/ James D. Robinson IV	Director	February 27, 2015
James D. Robinson IV

Exhibit Index

Exhibit No.	Description
3.1
Articles of Amendment and Restatement of Empire State Realty Trust, Inc., incorporated by reference to Exhibit 3.1 to Amendment No. 8 to Empire State Realty Trust, Inc.'s Form S-11 (Registration No. 333-179485), filed with the SEC on September 27, 2013.

3.2*	Amended and Restated Bylaws of Empire State Realty Trust, Inc., incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on February 19, 2015.
4.1
Specimen Class A Common Stock Certificate of Empire State Realty Trust, Inc., incorporated by reference to Exhibit 4.1 to Amendment No. 3 to Empire State Realty Trust, Inc.'s Form S-11 (Registration No. 333-179485), filed with the SEC on November 2, 2012.

4.2
Specimen Class B Common Stock Certificate of Empire State Realty Trust, Inc., incorporated by reference to Exhibit 4.2 to Amendment No. 3 to the Registrant's Form S-11 (Registration No. 333-179485), filed with the SEC on November 2, 2012.

4.3
Indenture, dated August 12, 2014, by and among Empire State Realty OP, L.P., as issuer, Empire State Realty Trust, Inc., and Wilmington Trust, National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed with the SEC on August 12, 2014.

4.4	Form of Global Note representing Empire State Realty OP, L.P.’s 2.625% Exchangeable Senior Notes due 2019 (included in Exhibit 4.3).
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

10.10+
Empire State Realty Trust, Inc. Empire State Realty OP, L.P. 2013 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to Empire State Realty Trust, Inc.'s Form S-8, filed with the SEC on October 7, 2013.

10.11+	Form of Restricted Stock Agreement (Performance-Based)), incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-K, filed with the SEC on March 24, 2014.
10.12+	Form of Restricted Stock Agreement (Time-Based), incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-K, filed with the SEC on March 24, 2014.
10.13+	Form of LTIP Agreement (Performance-Based), incorporated by reference to Exhibit 10.31 to the Registrant’s Form 10-K, filed with the SEC on March 24, 2014.
10.14+	Form of LTIP Agreement (Time-Based), incorporated by reference to Exhibit 10.14 to the Registrant’s Form 10-K, filed with the SEC on March 24, 2014.
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

10.17
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

10.24*	Indemnification Agreement among Empire State Realty Trust, Inc. and John B. Kessler, dated February 1, 2015.
10.25
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

10.31*	Indemnification Agreement among Empire State Realty Trust, Inc. and James D. Robinson IV, dated December 23, 2014.

10.32+
Employment Agreement between Empire State Realty Trust, Inc. and Anthony E. Malkin, dated October 7, 2013, incorporated by reference to Exhibit 10.15 to Empire State Realty Trust, Inc.'s Form 10-Q filed with the SEC on November 12, 2013.

10.33+
Change in Control Severance Agreement between Empire State Realty Trust, Inc. and David A. Karp, dated October 7, 2013, incorporated by reference to Exhibit 10.16 to Empire State Realty Trust, Inc.'s Form 10-Q filed with the SEC on November 12, 2013.

10.34+
Change in Control Severance Agreement between Empire State Realty Trust, Inc. and Thomas N. Keltner, Jr., dated October 7, 2013, incorporated by reference to Exhibit 10.17 to Empire State Realty Trust, Inc.'s Form 10-Q filed with the SEC on November 12, 2013.

10.35+
Change in Control Severance Agreement between Empire State Realty Trust, Inc. and Thomas P. Durels, dated October 7, 2013, incorporated by reference to Exhibit 10.18 to Empire State Realty Trust, Inc.'s Form 10-Q filed with the SEC on November 12, 2013.

10.36* +	Change in Control Severance Agreement between Empire State Realty Trust, Inc. and John B. Kessler, dated February 1, 2015.
10.37*
Credit Agreement (Unsecured Revolving Credit Facility) dated January 23, 2015 among Empire State Realty OP, L.P., ESRT Empire State Building, L.L.C., Empire State Realty Trust, Inc., the subsidiaries of Empire State Realty OP, L.P. from time to time party thereto, Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman Sachs Bank USA and the other lenders party thereto.

10.38
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

10.39
First Amendment to Credit Agreement (Secured Revolving and Term Credit Facility) dated May 7, 2014 among Empire State Realty OP, L.P., ESRT Empire State Building, L.L.C., Empire State Realty Trust, Inc., the subsidiaries of Empire State Realty OP, L.P. from time to time party thereto, Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman Sachs Bank USA and the other lenders party thereto, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q filed with the SEC on August 5, 2014.

10.40
Second Amendment to Credit Agreement (Secured Revolving and Term Credit Facility) dated May 21, 2014 among Empire State Realty OP, L.P., ESRT Empire State Building, L.L.C., Empire State Realty Trust, Inc., the subsidiaries of Empire State Realty OP, L.P. from time to time party thereto, Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman Sachs Bank USA and the other lenders party thereto, incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed with the SEC on May 22, 2014.

10.41
Third Amendment to Credit Agreement (Secured Revolving and Term Credit Facility) dated October 31, 2014 among Empire State Realty OP, L.P., ESRT Empire State Building, L.L.C., Empire State Realty Trust, Inc., the subsidiaries of Empire State Realty OP, L.P. from time to time party thereto, Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman Sachs Bank USA and the other lenders party thereto, incorporated by reference to Exhibit 10.4 to the Registrant's Form 10-Q filed with the SEC on November 10, 2014.

10.42
Registration Rights Agreement among Empire State Realty Trust, Inc. and the persons named therein, dated July 15, 2014, incorporated by reference to Exhibit 10.4 to the Registrant's Form 8-K filed with the SEC on July 21, 2014.

10.43
Registration Rights Agreement, dated August 12, 2014, by and among Empire State Realty OP, L.P., Empire State Realty Trust, Inc. and Goldman, Sachs & Co., incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on August 12, 2014.

10.44
Form of Asset and Property Management Agreement, incorporated by reference to Exhibit 10.18 to Amendment No. 6 to Empire State Realty Trust, Inc.'s Form S-11 (Registration No. 333-179485), filed with the SEC on September 6, 2013.

10.45
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
Notes:
* Filed herewith.
+ Indicates management contract or compensatory plan or arrangement required to be filed or incorporated by reference as an exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.

EMPIRE STATE REALTY OP, L.P.

INDEX TO FINANCIAL STATEMENTS

PAGE
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets of the Company as of December 31, 2014 and 2013	F-2

Consolidated Statements of Operations of the Company for the year ended December 31, 2014 and for the period October 7, 2013 to December 31, 2013 and Empire State Realty OP, L.P. Predecessor for the period from January 1, 2013 to October 6, 2013 and the year ended December 31, 2012
F-3

Consolidated Statements of Capital of the Company for the year ended December 31, 2014 and for the period October 7, 2013 to December 31, 2013 and Empire State Realty OP, L.P. Predecessor for the period January 1, 2013 to October 6, 2013 and the year ended December 31, 2012
F-4

Consolidated Statements of Cash Flows of the Company for the year ended December 31, 2014 and for the period October 7, 2013 to December 31, 2013 and Empire State Realty OP, L.P. Predecessor for the period January 1, 2013 to October 6, 2013 and the year ended December 31, 2012
F-5

Notes to Consolidated Financial Statements of the Company and Empire State Realty OP, L.P. Predecessor	F-7

Financial Statement Schedules -
Schedule II - Valuation and Qualifying Accounts	F-50
Schedule III - Real Estate and Accumulated Depreciation	F-51

Report of Independent Registered Public Accounting Firm
The Partners of Empire State Realty OP, L.P.
We have audited the accompanying consolidated balance sheets of Empire State Realty OP, L.P. (the Operating Partnership or Successor) as of December 31, 2014 and 2013, and the related consolidated statements of operations, capital/deficit, and cash flows for the year ended December 31, 2014 (Successor), for the period from October 7, 2013 through December 31, 2013 (Successor), for the period from January 1, 2013 to October 6, 2013 (Predecessor) and for the year ended December 31, 2012 (Predecessor). Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Operating Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Empire State Realty OP, L.P. at December 31, 2014 (Successor) and 2013 (Successor), and the consolidated results of its operations and its cash flows for the year ended December 31, 2014 (Successor), for the period from October 7, 2013 through December 31, 2013 (Successor), for the period from January 1, 2013 to October 6, 2013 (Predecessor) and for the year ended December 31, 2012 (Predecessor), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Empire State Realty OP, L.P.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2015 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
New York, New York
February 27, 2015

Empire State Realty OP, L.P.
Consolidated Balance Sheets
(amounts in thousands, except unit and per unit amounts)

	The Company
	December 31, 2014	December 31, 2013
ASSETS
Commercial real estate properties, at cost:
Land	$201,196	$187,566
Development costs	6,986	6,459
Building and improvements	1,931,681	1,455,398
	2,139,863	1,649,423
Less: accumulated depreciation	(377,552)	(295,351)
Commercial real estate properties, net	1,762,311	1,354,072
Cash and cash equivalents	45,732	60,743
Restricted cash	60,273	55,621
Tenant and other receivables, net of allowance of $1,427 and $499 in 2014 and 2013, respectively	23,745	24,817
Deferred rent receivables, net of allowance of $420 and $216 in 2014 and 2013, respectively	102,104	62,689
Prepaid expenses and other assets	48,504	35,407
Deferred costs, net	80,212	78,938
Acquired below market ground lease, net	391,887	62,312
Acquired lease intangibles, net	290,248	249,983
Goodwill	491,479	491,479
Total assets	$3,296,495	$2,476,061
LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable	$903,985	$883,112
Term loan and credit facility	470,000	325,000
Senior unsecured notes	237,667	—
Accounts payable and accrued expenses	96,563	81,908
Acquired below market leases, net	138,859	129,882
Deferred revenue and other liabilities	27,876	21,568
Tenants’ security deposits	40,448	31,406
Total liabilities	1,915,398	1,472,876
Commitments and contingencies
Capital:
Private perpetual preferred units, $16.62 per unit liquidation preference, 1,560,360 and 0 issued and outstanding in 2014 and 2013, respectively	8,004	—
Series PR operating partnership units:
ESRT partners' capital (2,671,043 and 2,454,770 general partner operating partnership units and 104,520,844 and 93,151,383 limited partner operating partnership units outstanding at December 31, 2014 and 2013, respectively)	468,638	385,158
Limited partners' interests (100,210,874 and 84,588,270 limited partner operating partnership units outstanding at December 31, 2014 and 2013, respectively)	868,163	571,763
Series ES operating partnership units (42,365,408 and 46,134,135 limited partner operating partnership units outstanding at December 31, 2014 and 2013, respectively)	26,488	32,698
Series 60 operating partnership units ( 11,456,448 and 12,570,434 limited partner operating partnership units outstanding at December 31, 2014 and 2013, respectively)	6,567	8,866
Series 250 operating partnership units ( 5,789,717 and 6,578,014 limited partner operating partnership units outstanding at December 31, 2014 and 2013, respectively)	3,237	4,700
Total capital	1,381,097	1,003,185
Total liabilities and capital	$3,296,495	$2,476,061
The accompanying notes are an integral part of these financial statements

Empire State Realty OP, L.P. and Empire State Realty OP, L.P. Predecessor
Consolidated Statements of Operations
(amounts in thousands, except per unit amounts)

	The Company		The Predecessor
	Year Ended December 31, 2014	Period from October 7, 2013 through December 31, 2013	Period from January 1, 2013 through October 6, 2013	Year Ended December 31, 2012

Revenues:
Rental revenue	$400,825	$79,987	$148,690	$196,187
Tenant expense reimbursement	67,651	15,836	21,272	29,483
Observatory revenue	111,541	23,735	—	—
Construction revenue	38,648	5,265	18,636	18,902
Third-party management and other fees	2,376	550	5,067	5,103
Other revenue and fees	14,285	2,210	12,407	10,619
Total revenues	635,326	127,583	206,072	260,294
Operating expenses:
Property operating expenses	151,048	34,055	41,297	55,707
Ground rent expenses	5,339	398	—	—
Marketing, general, and administrative expenses	39,037	16,379	23,600	20,963
Observatory expenses	29,041	5,687	—	—
Construction expenses	38,596	5,468	19,821	19,592
Real estate taxes	82,131	17,191	24,331	30,406
Formation transaction expenses	—	—	4,507	2,247
Acquisition expenses	3,382	138,140	—	—
Depreciation and amortization	145,431	27,375	38,963	42,690
Total operating expenses	494,005	244,693	152,519	171,605
Total operating income (loss)	141,321	(117,110)	53,553	88,689
Other income (expense):
Equity in net income of non-controlled entities	—	—	14,875	14,348
Interest expense	(66,456)	(13,147)	(50,660)	(54,394)
Settlement expense	—	—	(55,000)	—
Gain on consolidation of non-controlled entities	—	322,563	—	—
Income (loss) before income taxes	74,865	192,306	(37,232)	48,643
Income tax (expense) benefit	(4,655)	1,125	—	—
Net income (loss)	70,210	193,431	(37,232)	48,643
Private perpetual preferred unit distributions	(476)	—	—	—
Net income attributable to common unitholders	$69,734	$193,431	$(37,232)	$48,643

Total weighted average units:
Basic	254,506	244,420
Diluted	254,506	244,420

Net income per unit:
Basic earnings per unit	$0.27	$0.79
Diluted earnings per unit	$0.27	$0.79

The accompanying notes are an integral part of these financial statements

Empire State Realty OP, L.P. and Empire State Realty OP, L.P. Predecessor
Consolidated Statements of Capital/Deficit
(amounts in thousands)

			Series PR Operating Partnership Units				Series ES Operating Partnership Units Limited Partners		Series 60 Operating Partnership Units Limited Partners		Series 250 Operating Partnership Units Limited Partners
			General Partner		Limited Partners
	Private Perpetual Preferred Units	Private Perpetual Preferred Units	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Predecessor's Owners' Deficit	Total Capital/Deficit
Balance at December 31, 2011	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	$1,294	$1,294
Net income	—	—	—	—	—	—	—	—	—	—	—	—	48,643	48,643
Contributions	—	—	—	—	—	—	—	—	—	—	—	—	2,107	2,107
Distributions	—	—	—	—	—	—	—	—	—	—	—	—	(62,903)	(62,903)
Balance at December 31, 2012	—	—	—	—	—	—	—	—	—	—	—	—	(10,859)	(10,859)
Net income (loss)	—	—	—	—		—	—	—	—	—	—	—	(37,232)	(37,232)
Contributions	—	—	—	—	—	—	—	—	—	—	—	—	8,223	8,223
Deemed contribution	—	—	—	—	—	—	—	—	—	—	—	—	55,000	55,000
Distributions	—	—	—	—	—	—	—	—	—	—	—	—	(155,112)	(155,112)
Balance at October 6, 2013	—	—	—	—	—	—	—	—	—	—	—	—	(139,980)	(139,980)
The Company
Issuance of operating partnership units, net of costs	—	—	82,225	960,568	—	—	—	—	—	—	—	—	—	960,568
Issuance of operating partnership units related to the formation transactions	—	—	13,228	132	83,675	738,818	46,134	—	12,570	—	6,578	—	—	738,950
Payments in cash to certain holders that are non-accredited investors or who elected to receive cash for their equity interests in the formation transactions	—	—	—	—	—	(733,262)	—	—	—	—	—	—	—	(733,262)
Equity allocation for the equity consideration paid to continuing investors in the formation transactions	—	—	—	(643,559)	—	503,579	—	—	—	—	—	—	139,980	0
Net income	—	—	—	75,245	—	66,733	—	36,365	—	9,865	—	5,223	—	193,431
Equity compensation	—	—	153	373	914	2,621	—	—	—	—	—	—	—	2,994
Distributions	—	—	—	(7,601)	—	(6,726)	—	(3,667)	—	(999)	—	(523)	—	(19,516)
Balance at December 31, 2013	—	—	95,606	385,158	84,589	571,763	46,134	32,698	12,570	8,866	6,578	4,700	0	1,003,185
The Company
Issuance of OP units, net	—	—	2,666	44,398	20,116	334,930								379,328
Redemption of operating partnership units	—	—	—	—	—	—	(39)	(604)	(7)	(109)	(7)	(116)	—	(829)
Issuance of private perpetual preferred units in exchange for OP units	1,560	8,004	—	—	(559)	(2,871)	(529)	(2,714)	(300)	(1,539)	(172)	(880)	—	—
Equity component of senior unsecured notes	—	—	—	4,857	—	5,172	—	2,253	—	606	—	316	—	13,204
Conversion of operating partnership units to Class A shares	—	—	8,924	40,701	(4,406)	(37,693)	(3,201)	(2,185)	(717)	(451)	(609)	(372)	—	—
Net income	—	476	—	26,667	—	25,571	—	12,392	—	3,361	—	1,743	—	70,210
Equity compensation	—	—	(5)	455	471	3,265	—	—	—	—	—	—	—	3,720
Distributions	—	(476)	—	(33,598)	—	(31,974)	—	(15,352)	—	(4,167)	—	(2,154)	—	(87,721)
Balance at December 31, 2014	1,560	$8,004	107,191	$468,638	100,211	$868,163	42,365	$26,488	11,546	$6,567	5,790	$3,237	$—	$1,381,097
The accompanying notes are an integral part of these financial statements

Empire State Realty OP, L.P. and Empire State Realty OP, L.P. Predecessor
Consolidated Statements of Cash Flows
(amounts in thousands)

	The Company		The Predecessor
	Year Ended December 31, 2014	Period from October 7, 2013 through December 31, 2013	Period from January 1, 2013 through October 6, 2013	Year Ended December 31, 2012

Cash Flows From Operating Activities
Net income (loss)	$70,210	$193,431	$(37,232)	$48,643
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	145,431	27,375	38,963	42,690
Amortization of deferred finance costs and debt premiums and discount	3,956	152	11,512	4,881
Amortization of acquired above and below-market leases, net	(14,095)	(1,911)	—	—
Amortization of acquired below-market ground lease	4,603	426	—	—
Straight-lining of rental revenue	(39,715)	(8,932)	(3,383)	(2,568)
Equity based compensation	3,720	2,994	—	—
Gain on consolidation of non-controlled entities	—	(322,563)	—	—
Equity in net income of non-controlled entities	—	—	(14,875)	(14,348)
Distributions of cumulative earnings of non-controlled entities	—	—	3,391	10,095
Deemed contribution for settlement expense	—	—	55,000	—
Increase (decrease) in cash flows due to changes in operating assets and liabilities (excluding the effect of acquisitions):
Restricted cash	(4,987)	7,196	(633)	4,392
Tenant and other receivables	3,135	(7,590)	(80)	4,484
Deferred leasing costs	(12,132)	(8,916)	(9,771)	(14,654)
Prepaid expenses and other assets	(13,052)	(15,120)	3,084	(1,154)
Accounts payable and accrued expenses	(14,756)	11,917	26,481	10,383
Deferred revenue and other liabilities	6,240	(10,386)	924	1,509
Net cash provided by (used in) operating activities	138,558	(131,927)	73,381	94,353
Cash Flows From Investing Activities
Decrease (increase) in restricted cash for investing activities	9,345	(344)	(500)	(5,561)
Acquisition of real estate property, net of cash received	(186,588)
Cash paid in the formation transactions to acquire the non-controlled properties, net of cash received	—	(563,529)	—	—
Development costs	(527)	—	179	(189)
Increase in due from affiliates for advances for leasehold interests and improvements	—	—	—	(15,061)
Additions to building and improvements	(121,287)	(56,434)	(56,129)	(87,470)
Net cash used in investing activities	(299,057)	(620,307)	(56,450)	(108,281)

The accompanying notes are an integral part of these financial statements

Empire State Realty OP, L.P. and Empire State Realty OP, L.P. Predecessor
Consolidated Statements of Cash Flows (continued)
(amounts in thousands)

	The Company		The Predecessor
	Year Ended December 31, 2014	Period from October 7, 2013 through December 31, 2013	Period from January 1, 2013 through October 6, 2013	Year Ended December 31, 2012

Cash Flows From Financing Activities
Proceeds from mortgage notes payable	191,000	—	102,947	69,000
Repayment of mortgage notes payable	(348,308)	(313,240)	(20,049)	(12,212)
Proceeds from unsecured loan payable	—	—	3,750	51
Repayment of unsecured notes payable	—	(7,350)	—	—
Proceeds from senior unsecured notes	250,000	—	—	—
Proceeds from term loan and credit facility	435,600	335,000	—	—
Repayments of term loan and credit facility	(290,600)	(10,000)	—	—
Deferred financing costs and equity issuance costs	(4,483)	(15,381)	(3,482)	(4,339)
Net proceeds from the issuance of operating partnership units	—	992,887	—	—
Deferred offering costs	—	—	(6,595)	(12,593)
Contributions from owners	—	—	3,924	2,107
Cash paid for equity interests in the formation transactions	—	(143,236)	—	—
Distributions to Predecessor owners	—	(123,147)	(31,965)	(62,903)
Private perpetual preferred unit distributions	(476)	—	—	—
Distributions	(87,245)	(19,516)	—	—
Net cash provided by (used in) financing activities	145,488	696,017	48,530	(20,889)
Net increase (decrease) in cash and cash equivalents	(15,011)	(56,217)	65,461	(34,817)
Cash and cash equivalents—beginning of period	60,743	116,960	51,499	86,316
Cash and cash equivalents—end of period	$45,732	$60,743	$116,960	$51,499

Supplemental disclosures of cash flow information:
Cash paid for interest	$60,621	$12,648	$38,380	$48,993
Cash paid for income taxes	$3,690	$329	$—	$—

Non-cash investing and financing activities:
Commercial real estate properties included in accounts payable and accrued expenses	$36,920	$15,584	$1,812	$1,926
Issuance of operating partnership units in connection with the acquisition of real estate properties	379,328	457,493	—	—
Debt assumed with the acquisition of real estate properties	182,851	136,226	—	—
Reduction of equity for deferred offering costs	—	32,319	—	—
Acquisition of working capital (deficit), net of cash	(4,749)	6,061	—	—
Due to affiliates settled in operating partnership units	—	4,299	—	—
Conversion of operating partnership units and Class B shares to Class A shares	40,611	—	—	—
Redemption of operating partnership units to repay other receivable	829	—	—	—
Accrued distributions to Predecessor owners	—	—	123,147	—
Distribution of real property to owners prior to the formation transactions	—	—	16,345	—
Distribution of unsecured loan and note payable - related party to owners prior to the formation transactions	—	—	14,739	—

The accompanying notes are an integral part of these financial statements

Empire State Realty OP, L.P. and Empire State Realty OP, L.P. Predecessor
Notes to Consolidated Financial Statements

1. Description of Business and Organization
As used in these consolidated financial statements, unless the context otherwise requires, “we,” “us,” "our," and the "company,” mean the predecessor (as defined below) for the periods presented and Empire State Realty OP, L.P. and its consolidated subsidiaries upon the consummation of Empire State Realty Trust Inc.'s initial public offering of Class A common stock and the formation transactions defined below.
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
We were organized as a Delaware limited partnership on November 28, 2011. We did not have any assets other than cash and did not have any meaningful operating activity until the consummation of the Offering and the related acquisition of our predecessor and certain non-controlled entities controlled by our predecessor on October 7, 2013 as part of the formation transactions. Our operations commenced upon completion of the Offering and related formation transactions on October 7, 2013. ESRT as the sole general partner in our company, has responsibility and discretion in the management and control in our company, and our limited partners, in such capacity, have no authority to transact business for, or participate in the management activities of our company. As of December 31, 2014, ESRT owned approximately 40.1% of our operating partnership units.
As of December 31, 2014, our total portfolio contained 10.0 million rentable square feet of office and retail space. We owned 14 office properties (including three long-term ground leasehold interest) encompassing approximately 9.3 million rentable square feet of office space. Nine of these properties are located in the midtown Manhattan market and encompass in the aggregate approximately 7.4 million rentable square feet of office space, including the Empire State Building. Our Manhattan office properties also contain an aggregate of 523,463 rentable square feet of premier retail space on their ground floor and/or lower levels. Our remaining five office properties are located in Fairfield County, Connecticut and Westchester County, New York, encompassing in the aggregate approximately 1.9 million rentable square feet. The majority of square footage for these five properties is located in densely populated metropolitan communities with immediate access to mass transportation. Additionally, we have entitled land at the Stamford Transportation Center in Stamford, Connecticut, adjacent to one of our office properties, that will support the development of an approximately 380,000 rentable square foot office building and garage, which we refer to herein as Metro Tower. As of December 31, 2014, our portfolio also included four standalone retail properties located in Manhattan and two standalone retail properties located in the city center of Westport, Connecticut, encompassing 204,175 rentable square feet in the aggregate.
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

•	We and ESRT entered into an $800.0 million secured revolving and term credit facility with an accordion feature to increase the availability to $1.25 billion under certain circumstances.

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
For all periods prior to the completion of the Offering and formation transactions, our predecessor results of operations contain unconsolidated results for certain non-controlled entities (as defined below) that owned interests in the Empire State Building, 1350 Broadway, 1333 Broadway, and 501 Seventh Avenue, which were accounted for by our predecessor under the equity method of accounting and make up a significant portion of our company subsequent to the completion of the Offering and formation transactions. Our results of operations for the year ended December 31, 2012 and for the period January 1, 2013 to October 6, 2013 reflect the financial condition and results of operations of our predecessor. Our financial condition as of December 31, 2014 and 2013 and results of operations for the period October 7, 2013 to December 31, 2013 and December 31, 2014 reflect the financial condition and results of operations of our predecessor consolidated with the non-controlling interests in those four properties we acquired at the time of the Offering and formation transactions.
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
Master operating lease position of 501 Seventh Avenue, New York, New York—501 Seventh Avenue Associates L.L.C.

2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission (the "SEC") represent our assets and liabilities and operating results. The consolidated financial statements include our accounts and our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
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
We had no VIEs as of December 31, 2014 or December 31, 2013.
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
In addition to base rent, our tenants also generally will pay their pro rata share of increases in real estate taxes and operating expenses for the building over a base year. In some leases, in lieu of paying additional rent based upon increases in building operating expenses, the tenant will pay additional rent based upon increases in an index such as the Consumer Price Index over the index value in effect during a base year.
We will recognize rental revenue of acquired in-place above- and below-market leases at their fair values over the terms of the respective leases, including, for below-market leases, fixed option renewal periods, if any.
Lease cancellation fees are recognized when the fees are determinable, tenant vacancy has occurred, collectability is reasonably assured, we have no continuing obligation to provide services to such former tenants and the payment is not subject to any conditions that must be met or waived. Total lease cancellation fees for the years ended December 31, 2014, 2013, and 2012 were $6.1 million, $1.6 million, and $3.9 million, respectively. Such fees are included in other income and fees in our consolidated and combined statements of operations.
Observatory Revenue
Revenue from the sale of Observatory tickets are recognized upon admission or ticket expirations. Deferred income related to unused and unexpired tickets as of December 31, 2014 and 2013 was $4.5 million and $3.7 million, respectively.
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

Advertising and Marketing Costs
Advertising and marketing costs are expensed as incurred. The expense for the years ended December 31, 2014, 2013, and 2012 was $10.0 million, $4.2 million and $1.3 million, respectively, and is included within operating expenses in our consolidated statements of operations.
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
We assess the potential for impairment of our long-lived assets, including real estate properties, annually or whenever events occur or a change in circumstances indicate that the recorded value might not be fully recoverable. We determine whether impairment in value has occurred by comparing the estimated future undiscounted cash flows expected from the use and eventual disposition of the asset to its carrying value. If the undiscounted cash flows do not exceed the carrying value, the real estate is adjusted to fair value and an impairment loss is recognized. Assets held for sale are recorded at the lower of cost or fair value less costs to sell. We do not believe that the value of any of our properties and intangible assets were impaired during the years ended December 31, 2014, 2013 and 2012.
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
Restricted Cash
Restricted cash consists of amounts held by lenders and/or escrow agents to provide for future real estate tax expenditures and insurance expenditures, tenant vacancy related costs, debt service obligations and amounts held for tenants in accordance with lease agreements such as security deposits.
Allowance for Doubtful Accounts
We maintain an allowance against tenant and other receivables and deferred rents receivables for future potential tenant credit losses. The credit assessment is based on the estimated accrued rental revenue that is recoverable over the term of the respective lease. The computation of this allowance is based on the tenants’ payment history and current credit status. If our estimate of collectability differs from the cash received, then the timing and amount of our reported revenue could be impacted. Bad debt expense is included in operating expenses on our consolidated statements of operations and includes the impact of changes in the allowance for doubtful accounts on our consolidated balance sheets.
Deferred Lease Costs
Deferred lease costs consist of fees and direct costs incurred to initiate and renew leases, are amortized on a straight-line basis over the related lease term and the expense is included in depreciation and amortization in our consolidated statements of operations. Upon the early termination of a lease, unamortized deferred leasing costs are charged to expense.
Deferred Financing Costs
Fees and costs incurred to obtain long-term financing have been deferred and are being amortized as a component of interest expense in our consolidated statements of operations over the life of the respective long-term financing on the straight-line method which approximates the effective interest method. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking debt, which do not close, are expensed in the period in which it is determined that the financing will not close.
Equity Method Investments
We account for investments under the equity method of accounting where we do not have control but have the ability to exercise significant influence. Under this method, investments are recorded at cost, and the investment accounts are adjusted for our share of the entities’ income or loss and for distributions and contributions. Equity income (loss) is allocated based on the portion of the ownership interest that is controlled by us. The agreements may designate different percentage allocations among investors for profits and losses; however, our recognition of the entity’s income or loss generally follows the entity’s distribution priorities, which may change upon the achievement of certain investment return thresholds.
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
As of December 31, 2014 and 2013, we had no equity method investments.
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
For cash and cash equivalents, restricted cash, tenant and other receivables, prepaid expenses and other assets, deferred revenue, tenant security deposits, accounts payable and accrued expenses in our consolidated balance sheets approximate their fair value due to the short term maturity of these instruments.
The fair value of our mortgage notes payable, term loan and credit facility, and senior unsecured notes which are determined using Level 3 inputs, are estimated by discounting the future cash flows using current interest rates at which similar borrowings could be made to us.
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
Income Taxes
We are generally not subject to federal and state income taxes as our taxable income or loss is reportable by our partners. Accordingly, no provision has been made for federal and state income taxes. ESRT has elected, together with ESRT Observatory TRS, L.L.C., our subsidiary which holds our observatory operations, to treat ESRT Observatory TRS, L.L.C. as a TRS. ESRT has elected, together with ESRT Holdings TRS, L.L.C., our subsidiary that holds our third party management, construction, restaurant, health club and certain cleaning operations, to treat ESRT Holdings TRS, L.L.C. as a TRS. TRSs may participate in non-real estate activities and/or perform non-customary services for tenants and their operations are generally subject to regular corporate income taxes. Our TRSs account for their income taxes in accordance with GAAP, which includes an estimate of the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. The calculation of the TRSs' tax provisions may require interpreting tax laws and regulations and could result in the use of judgments or estimates which could cause its recorded tax liability to differ from the actual amount due. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The TRSs periodically assess the realizability of deferred tax assets and the adequacy of deferred tax liabilities, including the results of local, state, or federal statutory tax audits or estimates and judgments used.
We apply provisions for measuring and recognizing tax benefits associated with uncertain tax positions. Penalties and interest, if incurred, would be recorded as a component of income tax expense. As of December 31, 2014 and 2013, we do not have a liability for uncertain tax positions. As of December 31, 2014, the tax years ended December 31, 2011 through December 31, 2014 remain open for an audit by the Internal Revenue Service or state authorities. We have not received a notice of audit from the Internal Revenue Service or state authorities for any of the open tax years.
During the periods presented, the entities included in our predecessor's consolidated financial statements are treated as partnerships or S corporations for U.S. federal and state income tax purposes and, accordingly, are not subject to entity-level tax. Rather, each entity’s taxable income or loss is allocated to its owners. Therefore, no provision or liability for U.S. federal or state income taxes has been included in the accompanying consolidated financial statements for those periods.
Two of the limited liability companies in our predecessor had non-real estate income subject to New York City unincorporated business tax (“NYCUBT”). In 2013 and 2012, one of these entities generated a loss for NYCUBT purposes while the other entity generated income. No provision or liability for U.S. federal, state, or local income taxes has been included in our predecessor's consolidated financial statements as 2013 taxable income referred to above was fully offset by a NYCUBT net operating loss carry forward from previous years.
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
Reclassification

Certain prior year balances have been reclassified to conform to our current year presentation primarily in order to present ground rent expense and income tax expense accounts separately and to reclassify acquisition expenses from other expenses to operating expenses.

Recently Issued or Adopted Accounting Standards
During February 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-02, Consolidation (Topic 810)—Amendments to the Consolidation Analysis, which amends the criteria for determining which entities are considered VIEs, amends the criteria for determining if a service provider possesses a variable interest in a VIE and ends the deferral granted to investment companies for application of the VIE consolidation model. ASU 2015-02 is effective for annual periods, and interim periods therein, beginning after December 15, 2015. We are evaluating the impact of adopting this new accounting standard on our financial statements.
During January 2015, the FASB issued ASU No. 2015-01, "Income Statement - Extraordinary and Unusual Items." ASU 2015-01 eliminates the concept of extraordinary items. However, the presentation and disclosure requirements for items that are either unusual or in nature or infrequent in occurrence remain and will be expanded to include items that are both unusual in nature and infrequent in occurrence. ASU 2015-01 is effective for periods beginning after December 15, 2015. We are evaluating the impact of adopting this new accounting standard on our financial statements.
During May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers". This new standard will replace all current U.S. GAAP guidance related to revenue recognition and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective beginning in 2017 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are evaluating the impact of adopting this new accounting standard on our financial statements.
During April 2014, the FASB issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. ASU No. 2014-08 changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. This guidance is effective prospectively for fiscal years beginning after December 15, 2014. The adoption of ASU 2014-08 did not have a material impact on our financial statements.

3. Acquisitions

2014 Acquisitions
On July 15, 2014, we acquired the ground and operating lease at 112 West 34th Street (and the fee title to 122 West 34th Street) for $423.6 million, consisting of $87.7 million by assumption of existing mortgage debt, $106.9 million in cash and $229.0 million in shares of Class A and Class B common stock and Series PR OP units. In connection with this transaction, we issued 1,217,685 shares of Class A common stock and 77,945 shares of Class B common stock at a share price of $16.65 and 12,457,379 Series PR OP Units at a unit price of $16.65.
On July 15, 2014, we acquired the ground lease at 1400 Broadway for $310.0 million, consisting of $80.0 million by assumption of existing mortgage debt, $79.7 million in cash and $150.3 million in shares of Class A and Class B common stock and Series PR OP units. In connection with this transaction, we issued 1,338,488 shares of Class A common stock and 32,452 shares of Class B common stock at a share price of $16.65 and 7,658,516 Series PR OP Units at a unit price of $16.65.
The purchase price is allocated between net tangible and intangible assets based on their estimated fair values as determined by management using information available at the time the acquisition closed. The remaining weighted-average amortization period as of December 31, 2014, is 26.4 years, 4.9 years, 4.2 years and 4.4 years for below-market ground leases, in-place leases and deferred leasing costs, above-market leases and below-market leases, respectively.
The following table is an allocation of the purchase price for the assets and liabilities acquired (amounts in thousands):

Consideration paid:
Cash and issuance of Class A Common Stock, Class B Common Stock, and Series PR OP units	$565,916
Debt assumed	167,684
Total consideration paid	$733,600

Net assets acquired:
Land and building and improvements	$354,429
Acquired below-market ground leases	334,178
Acquired above-market leases	13,088
Acquired in place lease value and deferred leasing costs	88,374
Mortgage notes payable, inclusive of premium	(182,851)
Acquired below-market leases	(36,553)
Other liabilities, net of other assets	(4,749)
Total net assets acquired	$565,916
2013 Acquisitions
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
The purchase price is allocated between net tangible and intangible assets based on their estimated fair values as determined by management using information available at the time the acquisition closed. The remaining weighted-average amortization period as of December 31, 2014, is 26.4 years, 4.9 years, 4.2 years and 4.4 years for below-market ground leases, in-place leases and deferred leasing costs, above-market leases and below-market leases, respectively.
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
We acquired Empire State Building Company, L.L.C. and 501 Seventh Avenue Associates, L.L.C. for an amount in excess of their net tangible and identified intangible assets and liabilities and as a result we recorded goodwill related to the transaction (see also Note 5). Goodwill was allocated $227.5 million to the observatory operations of the Empire State Building, $250.8 million to Empire State Building Company, L.L.C., and $13.2 million to 501 Seventh Avenue Associates, L.L.C. No amount of goodwill is deductible for tax purposes.
The following summary of selected unaudited pro forma results of operations presents information as if the 2014 acquisitions had occurred on January 1, 2013 and the 2013 acquisitions had occurred on January 1, 2012. The unaudited pro forma information is provided for informational purposes only and is not indicative of results that would have occurred or which may occur in the future (amounts in thousands, expect per share amounts).

	For the Year Ended December 31,
	2014	2013
Total revenues	$671,952	$652,150
Net income	$68,594	$9,689
Net income per unit - basic and diluted	$0.26	$0.20

The following table summarizes the revenues and earnings related to all the acquired properties since the respective acquisition dates that are included in our consolidated statements of operations for the year ended December 31, 2014 and for the period October 7, 3013 through December 31, 2013 (amounts in thousands):

	2014	2013
Total revenues	$392,615	$76,989
Operating expenses	$289,433	$48,538
Operating income	$103,182	$28,451
Net income	$91,387	$27,562

4. Investments in Non-controlled Entities
We had no investment in in non-controlled entities as of December 31, 2014 and 2013.
On October 7, 2013, as part of the Offering and formation transactions, we acquired the assets and liabilities held by the four non-controlled entities (see discussion in Note 3). The investments in non-controlled entities consisted of the following for the year ended December 31, 2012 and for the period January 1, 2013 through October 6, 2013:

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

The following reflects summarized financial information of the non-controlled entities for the period January 1, 2013 through October 6, 2013 and for the year ended December 31, 2012 (amounts in thousands):

	Period from January 1, 2013 to October 6, 2013
Statements of Operations	Empire State Building Co.	1333 Broadway Associates	1350 Broadway Associates	501 Seventh Avenue Associates	Total
Revenue:
Rental revenue and other	$101,496	$11,711	$16,439	$13,991	$143,637
Observatory revenue	76,687	—	—	—	76,687
Total revenue	178,183	11,711	16,439	13,991	220,324
Expenses:
Operating expenses—rental	89,670	5,766	7,989	10,830	114,255
Operating expenses—overage rent	10,894	—	—	106	11,000
Operating expenses—observatory	17,150	—	—	—	17,150
Interest	—	3,620	2,461	—	6,081
Depreciation and amortization	10,997	2,186	3,264	1,127	17,574
Total expenses	128,711	11,572	13,714	12,063	166,060
Net income	$49,472	$139	$2,725	$1,928	$54,264
Our predecessor's share of equity in net income of non-controlled entities	$13,467	$70	$1,179	$159	$14,875

	For the year ended December 31, 2012
Statements of Operations	Empire State Building Co.	1333 Broadway Associates	1350 Broadway Associates	501 Seventh Avenue Associates	Total
Revenue:
Rental revenue and other	$133,666	$14,539	$21,275	$18,827	$188,307
Observatory revenue	91,870	—	—	—	91,870
Total revenue	225,536	14,539	21,275	18,827	280,177
Expenses:
Operating expenses—rental	119,482	7,528	10,667	13,101	150,778
Operating expenses—overage rent	24,199	—	—	2,497	26,696
Operating expenses—observatory	20,709	—	—	—	20,709
Interest	—	4,748	2,993	—	7,741
Depreciation and amortization	13,615	1,112	3,489	1,496	19,712
Total expenses	178,005	13,388	17,149	17,094	225,636
Net income	$47,531	$1,151	$4,126	$1,733	$54,541
Our predecessor's share of equity in net income of non-controlled entities	$11,015	$576	$2,063	$694	$14,348

5. Deferred Costs, Acquired Lease Intangibles and Goodwill
Deferred costs, net, consisted of the following at December 31, (amounts in thousands):

	2014		2013
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Leasing costs	$100,653	$(33,439)	$90,198	$(27,459)
Financing costs	17,334	(4,336)	27,416	(11,217)
Total deferred costs	$117,987	$(37,775)	$117,614	$(38,676)

Amortization expense related to deferred leasing costs was $9.7 million, $10.6 million, and $7.4 million and deferred financing costs was $7.6 million, $12.7 million, and $4.9 million, for the years ended December 31, 2014, 2013, and 2012, respectively.
Amortizing acquired intangible assets and liabilities consisted of the following at December 31, (amounts in thousands):

	2014		2013
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Acquired below-market ground lease	$396,916	$(5,029)	$62,738	(426)
Acquired in-place lease value and deferred leasing costs	304,916	(83,540)	186,415	(5,697)
Acquired above-market leases	84,633	(15,761)	72,123	(2,858)
Acquired below-market leases	(169,805)	30,946	(134,651)	4,769
Amortization expense related to acquired lease intangibles was $33.7 million and $5.3 million for the years ended December 31, 2014 and 2013. There were no acquired lease intangibles in 2012. Rental revenue related to the amortization of below market leases, net of above market leases was $14.1 million and $1.9 million for the years ended December 31, 2014 and 2013. There were no acquired above or below-market leases in 2012. The remaining weighted-average amortization period as of December 31, 2014 is 26.4 years, 4.9 years, 4.2 years and 4.4 years for below-market ground leases, in-place leases and deferred leasing costs, above-market leases and below-market leases, respectively. We expect to recognize amortization expense and rental revenue from the acquired intangible assets and liabilities as follows (amounts in thousands):

For the year ending:	Future Ground Rent Amortization	Future Amortization Expense	Future Rental Revenue
2015	$7,831	$47,217	$19,687
2016	7,831	33,131	9,166
2017	7,831	25,576	5,656
2018	7,831	19,539	6,337
2019	7,831	16,736	6,591
Thereafter	352,732	79,177	22,551
	$391,887	$221,376	$69,988
As of December 31, 2014, we had goodwill of $491.5 million. In 2013, we acquired the interests in Empire State Building Company, L.L.C. and 501 Seventh Avenue Associates, L.L.C. for an amount in excess of their net tangible and identified intangible assets and liabilities and as a result we recorded goodwill related to the transaction (see also Note 3). Goodwill was allocated $227.5 million to the observatory operations of the Empire State Building, $250.8 million to Empire State Building Company, L.L.C., and $13.2 million to 501 Seventh Avenue Associates, L.L.C.
We performed an annual review of goodwill for impairment as of December 31, 2014 and concluded there was no impairment of goodwill. Our methodology to review goodwill impairment, which includes a significant amount of judgment and estimates, provides a reasonable basis to determine whether impairment has occurred. However, many of the factors employed in determining whether or not goodwill is impaired are outside of our control and it is reasonably likely that assumptions and estimates will change in future periods.

6. Debt
Debt consisted of the following as of December 31, 2014 and 2013 (amounts in thousands):

			As of December 31, 2014
	Principal Balance as of December 31, 2014	Principal Balance as of December 31, 2013	Stated Rate	Effective Rate(1)	Maturity Date(2)
Mortgage debt collateralized by:
Fixed rate mortgage debt
10 Union Square	$20,641	$20,972	6.00%	6.77%	5/1/2017
10 Bank Street	32,847	33,444	5.72%	6.21%	6/1/2017
1542 Third Avenue	18,628	19,011	5.90%	6.60%	6/1/2017
First Stamford Place	242,294	245,629	5.65%	6.15%	7/5/2017
383 Main Avenue	29,852	30,403	5.59%	6.09%	7/5/2017
1010 Third Avenue and 77 West 55th Street	27,595	28,096	5.69%	6.20%	7/5/2017
1333 Broadway	69,575	70,447	6.32%	3.82%	1/5/2018
1400 Broadway
(first lien mortgage loan)	69,689	—	6.12%	3.80%	2/5/2018
(second lien mortgage loan)	9,803	—	3.35%	1.00%	2/5/2018
112 West 34th Street
(first lien mortgage loan)	77,484	—	6.01%	3.45%	4/5/2018
(second lien mortgage loan)	9,763	—	6.56%	4.01%	4/5/2018
1350 Broadway (first lien mortgage loan)	38,900	39,420	5.87%	3.60%	4/5/2018
Metro Center(3)	99,845	96,158	3.59%	3.66%	11/5/2024
One Grand Central Place
(first lien mortgage loan)(4)	—	71,723
(second lien mortgage loan)(4)	—	14,884
500 Mamaroneck Avenue(5)	—	32,620
250 West 57th Street
(first lien mortgage loan)(5)	—	25,621
(second lien mortgage loan)(5)	—	11,252
501 Seventh Avenue
(Note 1)(6)	—	1,037
(Note 2)(6)	—	31,459
(Note 2)(6)	—	6,889
1359 Broadway
(first lien mortgage loan)(7)	—	9,579
(second lien mortgage loan)(7)	—	5,561
(second lien mortgage loan)(7)	—	11,311
(second lien mortgage loan)(7)	—	18,572
Total fixed rate mortgage debt	746,916	824,088

Floating rate mortgage debt
1359 Broadway(7)	44,146	—	(7)	(7)	8/1/2015
One Grand Central Place(4)	91,000	—	(4)	(4)	11/5/2017
One Grand Central Place (third lien mortgage loan)(4)	—	6,382
250 West 57th Street (third lien mortgage loan)(5)	—	21,000
501 Seventh Avenue (second lien mortgage loan)(6)	—	6,540
1350 Broadway (second lien mortgage loan)(8)	—	13,409
Total floating rate mortgage debt	135,146	47,331
Total mortgage debt	882,062	871,419
Secured revolving credit facility	170,000	25,000	(9)	(9)	10/5/2017
Secured term credit facility	300,000	300,000	(10)	(10)	10/5/2018
Senior unsecured notes	250,000	—	2.63%	3.95%	8/15/2019
Total principal	1,602,062	1,196,419
Unamortized premiums, net of unamortized discount	9,590	11,693
Total	$1,611,652	$1,208,112
______________

(1)	The effective rate is the yield as of December 31, 2014, including the effects of debt issuance costs.

(2)	Pre-payment is generally allowed for each loan upon payment of a customary pre-payment penalty.

(3)	The loan was refinanced in November 2014 prior to the original maturity of January 1, 2016. We paid a discounted prepayment fee of $2.8 million.

(4)	The first, second and third mortgage loans were refinanced with a new loan in November 2014. The new loan bears interest at 30 day LIBOR plus 1.35%. The rate at December 31, 2014 was 1.52%.

(5)	The loans were repaid in December 2014 with proceeds from our secured revolving credit facility.

(6)	The fixed rate loans were consolidated in February 2014; the consolidated loan was repaid in December 2014 together with the floating rate loan.

(7)
The loan was consolidated in February 2014. The new loan bears interest at 30 day LIBOR plus 1.75%. The rate at December 31, 2014 was 1.92%. Subsequent to December 31, 2014, the maturity date was extended to August 1, 2015.

(8)	The loan was repaid in October 2014 using available cash and cash equivalents.

(9)	Floating at 30 day LIBOR plus 1.20%. The rate at December 31, 2014 was 1.37%.

(10)	Floating at 30 day LIBOR plus 1.35%. The rate at December 31, 2014 was 1.52%.
Principal Payments
Aggregate required principal payments at December 31, 2014 are as follows (amounts in thousands):

Year	Amortization	Maturities	Total
2015	$11,772	$44,146	$55,918
2016	12,387	—	12,387
2017	10,070	616,760	626,830
2018	2,880	562,210	565,090
2019	14,163	327,674	341,837
Total principal maturities	$51,272	$1,550,790	$1,602,062

Secured Revolving and Term Credit Facility
Our secured revolving and term credit facility has a maximum aggregate original principal amount of up to $800.0 million with an accordion feature to increase the availability to $1.25 billion under certain circumstances. The secured revolving and term credit facility had an outstanding balance of $470.0 million at December 31, 2014.
Amounts outstanding under the term loan bear interest at a floating rate equal to, at our election, (x) a Eurodollar rate, plus a spread ranging from 1.00% to 2.00% depending upon our leverage ratio and credit rating which, at December 31, 2014, was 1.35%; or (y) a base rate, plus a spread ranging from 0.00% to 1.00% depending upon our leverage ratio and credit rating which, at December 31, 2014, was 0.35%. Amounts outstanding under the revolving credit facility bear interest at a floating rate equal to, at our election, (x) a Eurodollar rate, plus a spread ranging from 0.925% to 1.70%

depending upon our leverage ratio and credit rating which, at December 31, 2014, was 1.20%; or (y) a base rate, plus a spread ranging from 0.00% to 0.70% depending upon our leverage ratio and credit rating which, at December 31, 2014, was 0.20%. In addition, the revolving credit facility permits us to borrow at competitive bid rates determined in accordance with the procedures described in the revolving credit facility.

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

As of December 31, 2014, we were in compliance with the covenants under the secured revolving and term credit facility.
Unsecured Revolving Credit Facility

On January 23, 2015, we entered into an unsecured revolving credit agreement, which is referred to herein as the “unsecured revolving credit facility,” with Bank of America, Merrill Lynch, Goldman Sachs and the other lenders party thereto. Merrill Lynch acted as joint lead arranger; Bank of America acted as administrative agent; and Goldman Sachs acted as syndication agent and joint lead arranger.

Concurrently with the entering into the unsecured revolving credit facility, on January 23, 2015, we terminated the secured revolving and term credit facility. In connection with the termination of the existing facility, all of the guarantors thereunder were released from their guaranty obligations, all liens created thereby were terminated, and all collateral pledged thereunder was released.

The unsecured revolving credit facility is comprised of a revolving credit facility in the maximum original principal amount of $800.0 million. The unsecured revolving credit facility contains an accordion feature that would allow us to increase the maximum aggregate principal amount to $1.25 billion under specified circumstances.

Amounts outstanding under the unsecured revolving credit facility will bear interest at a floating rate equal to, at our election, (x) a Eurodollar rate, plus a spread that we expect will range from 0.875% to 1.600% depending upon our leverage ratio and credit rating; or (y) a base rate, plus a spread that we expect will range from 0.000% to 0.600% depending upon our leverage ratio and credit rating. In addition, the unsecured revolving credit facility permits us to borrow at competitive bid rates determined in accordance with the procedures described in the unsecured revolving credit facility. We will pay certain customary fees and expense reimbursements.

We paid certain customary fees and expense reimbursements.

The unsecured revolving credit facility has an initial term of 4 years. We have the option to extend the initial term of the unsecured revolving credit facility for up to two additional 6-month periods, subject to certain conditions, including the payment of an extension fee equal to 0.075% of the then outstanding commitments under the unsecured revolving credit facility.

The unsecured revolving credit facility includes the following financial covenants: (i) maximum leverage ratio of total indebtedness to total asset value of the loan parties and their consolidated subsidiaries will not exceed 60%, (ii) consolidated secured indebtedness will not exceed 40% of total asset value, (iii) tangible net worth will not be less than the sum of 80% of tangible net worth as of September 30, 2014 plus 75% of net equity proceeds received by us (other than proceeds received within ninety (90) days after the redemption, retirement or repurchase of ownership or equity interests in us up to the amount paid by us in connection with such redemption, retirement or repurchase, where, the net effect is that we shall not have increased our net worth as a result of any such proceeds), (iv) adjusted EBITDA (as defined in the unsecured revolving credit facility) to consolidated fixed charges will not be less than 1.50x, (v) the aggregate net operating income with respect to all unencumbered eligible properties to the portion of interest expense attributable to unsecured indebtedness will not be less than 1.75x, (vi) the ratio of total unsecured indebtedness to unencumbered asset value will not exceed 60%, and (vii) consolidated secured recourse indebtedness will not exceed 10% of total asset value (provided, however, this covenant shall not apply at any time after we achieve a debt ratings from at least two of Moody’s, S&P and Fitch, and such debt ratings are Baa3 or better (in the case of a rating by Moody’s) or BBB- or better (in the case of a rating by S&P or Fitch)).

The unsecured revolving credit facility contains customary covenants, including limitations on liens, investment, debt, fundamental changes, and transactions with affiliates, and will require certain customary financial reports. The unsecured revolving credit facility contains customary events of default (subject in certain cases to specified cure periods), including but not limited to non-payment, breach of covenants, representations or warranties, cross defaults, bankruptcy or other insolvency events, judgments, ERISA events, invalidity of loan documents, loss of real estate investment trust qualification, and occurrence of a change of control (defined in the definitive documentation for the unsecured credit facility).

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

The Senior Notes will mature on August 15, 2019, unless earlier exchanged, redeemed or repurchased. Holders may exchange their Senior Notes at their option at any time prior to the close of business on the business day immediately preceding May 15, 2019 only under the following circumstances: (i) during any calendar quarter beginning after September 30, 2014 (and only during such quarter) if the closing sale price of our Class A common stock is more than 130% of the then current exchange price for at least 20 trading days (whether or not consecutive) in the period of the 30 consecutive trading days ending on the last trading day of the previous calendar quarter; (ii) during the five consecutive business-day period following any five consecutive trading-day period in which the trading price per 1,000 principal amount of the Senior Notes for each trading day during such five trading-day period was less than 98% of the closing sale price of our Class A common stock, for each trading day during such five trading-day period multiplied by the then current exchange rate; (iii) if we call any or all of the Senior Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (iv) upon the occurrence of specified corporate transactions (significant consolidation, sale, merger, share exchange, fundamental change, etc.).
The if-converted value of the Senior Notes did not exceed their principal at December 31, 2014 and as such has no effect on our earnings per share.

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

We have separately accounted for the liability and equity components of the Senior Notes by bifurcating gross proceeds between the indebtedness, or liability component, and the embedded conversion option, or the equity component. The bifurcation was done by estimating an effective interest rate as of the date of the issuance for similar notes which do not contain an embedded conversion option. This effective interest rate was estimated to be 3.8% and was used to compute the fair value at the time of issuance for the indebtedness of $236.6 million. The gross proceeds from the issuance of the Senior Notes less the initial amount allocated to the indebtedness resulted in a $13.4 million allocation to the embedded conversion option which has been reflected in the Equity, net of financing costs, in the consolidated balance sheet as of December 31, 2014. The resulting debt discount is being amortized over the five year period in which the Senior Notes are expected to be outstanding (that is, through maturity date) as additional non-cash interest expense. As of December 31, 2014, the unamortized discount was $12.3 million. The additional non-cash interest expense attributable to the Senior Notes will increase in subsequent reporting periods through the maturity date as the Senior Notes accrete to their par value over the same period.

Underwriting discounts and commissions and issuance costs totaled $3.1 million and were allocated to the indebtedness and the embedded conversion option on a pro-rata basis and accounted for as debt issuance costs and equity issuance costs, respectively. In this connection, $2.9 million attributable to the indebtedness was recorded as part of Deferred Costs, to be subsequently amortized using the effective interest method as interest expense over the expected term of the Senior Notes, and $0.2 million attributable to the embedded conversion option was recorded as a reduction to Equity in the consolidated balance sheet as of December 31, 2014.

For the year ended December 31, 2014, total interest expense related to the Senior Notes was $3.8 million consisting of (i) the contractual interest expense of $2.5 million, (ii) the additional non-cash interest expense of $1.1 million related to the accretion of the debt discount, and (iii) the amortization of deferred financing costs of $0.2 million related to the Senior Notes.

7. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following as of December 31, 2014 and 2013 (amounts in thousands):

	2014	2013
Accounts payable and accrued expenses	$68,488	$57,657
Payable to the estate of Leona M. Helmsley (1)	18,367	18,367
Accrued interest payable	5,953	4,074
Due to affiliated companies	3,755	1,810
Accounts payable and accrued expenses	$96,563	$81,908
___________

(1)	Reflects a payable to the estate of Leona M. Helmsley for New York City transfer taxes.

8. Fair Value of Financial Instruments
The following disclosures of estimated fair value at December 31, 2014 and 2013 were determined by management, using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
The fair value of borrowings, which is classified as Level 3 is estimated by discounting the contractual cash flows of each debt to their present value using adjusted market interest rates, which is provided by a third-party specialist. The following table presents the aggregate carrying value of our debt and the corresponding estimates of fair value as of December 31, 2014 and 2013 (amounts in thousands):

	2014		2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage notes payable	$903,985	$912,365	$883,112	$900,064
Term loan and credit facility	470,000	470,000	325,000	325,000
Senior unsecured notes	237,667	253,469	—	—
Disclosure about fair value of financial instruments is based on pertinent information available to us as of December 31, 2014 and 2013. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

9. Rental Income

We lease various office spaces to tenants over terms ranging from one to 16 years. Certain leases have renewal options for additional terms. The leases provide for base monthly rentals and reimbursements for real estate taxes, escalations linked to the consumer price index or common area maintenance known as operating expense escalation. Operating expense reimbursements are reflected in our consolidated statements of operations as tenant expense reimbursement.

As of December 31, 2014, we were entitled to the following future contractual minimum lease payments on non-cancellable operating leases to be received which expire on various dates through 2030 (amounts in thousands):

2015	$401,615
2016	369,166
2017	341,395
2018	302,143
2019	275,509
Thereafter	1,298,926
$2,988,754
The above future minimum lease payments exclude tenant recoveries, amortization of deferred rent receivables and the net accretion of above-below-market lease intangibles. Some leases are subject to termination options generally upon payment of a termination fee. The preceding table is prepared assuming such options are not exercised.
10. Commitments and Contingencies
Legal Proceedings
Litigation
Except as described below, as of December 31, 2014, we were not involved in any material litigation, nor, to our knowledge, was any material litigation threatened against us or our properties, other than routine litigation arising in the ordinary course of business such as disputes with tenants. We believe that the costs and related liabilities, if any, which may result from such actions, will not materially affect our consolidated financial position, operating results or liquidity.
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
On May 2, 2013, the court held a hearing regarding final approval of the Original Class Actions settlement, at the conclusion of which the court stated that it intended to approve the settlement. On May 17, 2013, the court issued its Opinion and Order. The court rejected the objections by all objectors and upheld the settlement in its entirety. Of the approximately 4,500 class members who are investors in all of the existing entities included in the consolidation, 12 opted out of the settlement. Those who opted out will not receive any share of the settlement proceeds, but can pursue separate claims for monetary damages. The settlement was not to become final until resolution of any appeal.
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
On March 27, 2014, the investors who challenged the buyout provision moved in the appellate court for reargument or in the alternative for leave to appeal the appeals court’s ruling to the New York Court of Appeals. Opposition to the motion was filed on April 7, 2014. The appellate court denied the motion on May 22, 2014. The investors moved in the New York Court of Appeals for leave to appeal on June 26, 2014. Opposition to this motion was filed on July 11, 2014 and the court dismissed the motion by order dated September 18, 2014. On October 20, 2014, the investors moved to re-argue that dismissal. That motion was denied on December 17, 2014, and counsel for these investors has represented that the investors do not intend to pursue further appellate review of the court’s April 30, 2013 ruling rejecting the challenge to the buyout provision. Accordingly, that ruling is now final and together with Class counsel in the Original Class Action defendants have commenced the process of seeking permission to distribute the settlement fund to the Class members, which requires a court order.
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
In addition, commencing December 24, 2013, four putative class actions, or the "Second Class Actions," were filed in New York State Supreme Court, New York County, against Malkin Holdings LLC, Peter L. Malkin, Anthony E. Malkin and Thomas N. Keltner, Jr. on behalf of former investors in Empire State Building Associates L.L.C. Generally, the Second Class Actions alleged that the defendants breached their fiduciary duties and were unjustly enriched. One of the Second Class Actions named us and our operating partnership as defendants, alleging that they aided and abetted the breaches of fiduciary duty. The Second Class Actions were consolidated on consent and co-lead class counsel was appointed by order dated February 11, 2014. A Consolidated Amended Complaint was filed February 7, 2014, which did not name us or our operating partnership as defendants. It seeks monetary damages. On March 7, 2014, defendants filed a motion to dismiss the Second

Class Actions, which the plaintiffs opposed and was fully submitted to the court on April 28, 2014. The court heard oral arguments on the motion on July 7, 2014, and the motion was granted in a ruling entered July 21, 2014. The plaintiffs filed a notice of appeal on August 8, 2014. On January 12, 2015, the plaintiffs filed a motion to supplement the record on appeal to include additional materials from the Original Class Action, which the defendants opposed. The plaintiffs have yet to perfect this appeal by filing their brief and the appellate record with the court.
    We will incur costs in connection with this litigation. If an appeal is successful and the court were ultimately to rule against the defendants there is a risk that it could have a material adverse effect on us, which could take the form of monetary damages or other equitable relief.

On or about October 14, 2014, the 12 investors (out of approximately 4,500 investors covered by the Original Class Action) who opted out of the Original Class Action filed an arbitration with the American Arbitration Association against Peter L. Malkin, Anthony E. Malkin, Thomas N. Keltner, Jr., and Malkin Holdings LLC, as respondents, alleging breach of fiduciary duty and related claims in connection with the consolidation. The statement of claim in that arbitration seeks monetary damages and declaratory relief. The respondents filed an answering statement and counterclaims. On December 18, 2014, these claimants also filed a complaint in the United States District Court for the Southern District of New York alleging the same claims that they asserted in the arbitration. As alleged in the complaint, the claimants filed this lawsuit to toll the statute of limitations on their claims in the event it is determined that the claims are not subject to arbitration, and they plan to move to stay the lawsuit in favor of the pending arbitration. On February 2, 2015, the claimants filed an amended complaint adding an additional claim and making other non-substantive modifications to the original complaint.

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
Ground Lease Commitments
We make payments under ground leases related to three of our properties. Minimum rent is expensed on a straight-line basis over the non-cancellable term of the leases. The ground leases are due to expire between the years 2050 and 2077. Future minimum lease payments to be paid over the terms of the leases are as follows (amounts in thousands):

2015	$1,518
2016	1,518
2017	1,518
2018	1,518
2019	1,518
Thereafter	58,248
Total	$65,838

Unfunded Capital Expenditures
At December 31, 2014, we estimate that we will incur approximately $57.4 million of capital expenditures (including tenant improvements and leasing commissions) on our wholly-owned properties pursuant to existing lease agreements. We expect to fund these capital expenditures with operating cash flow, additional property level mortgage financings, our secured credit facility, and cash on hand. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs. We expect that these financing requirements will be met in a similar fashion.

Concentration of Credit Risk
Financial instruments that subject us to credit risk consist primarily of cash, restricted cash, tenant and other receivables and deferred rent receivables.
Beginning January 1, 2013, non‑interest bearing transaction accounts are no longer insured separately from depositors' other accounts at the same Federal Deposit Insurance Corporation ("FDIC") Insured Depository Institution ("IDI"). Instead, non‑interest bearing transaction accounts are added to any of a depositor's other accounts in the applicable ownership category, and the aggregate balance will be insured up to at least the standard maximum deposit insurance amount of $0.25 million, per depositor, at each separately chartered IDI. At December 31, 2014, we held on deposit at various major financial institutions cash and cash equivalents and restricted cash balances in excess of amounts insured by the FDIC.

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
Major Customers and Other Concentrations
For the year ended December 31, 2014, three tenants were major tenants who made up more than 10% of the revenues in the aggregate. These tenants represent approximately 8.17%, 4.17% and 2.28% (total of 14.62%) of 2014 revenues. For the year ended December 31, 2013, three tenants were major tenants who made up more than 10% of the revenues in the aggregate. These tenants represent approximately 6.01%, 2.72%, and 2.68% (total of 11.41%) of 2013 revenues.
For the year ended December 31, 2014 and 2013, three properties accounted for more than 10% of total revenues in the aggregate. For the year ended December 31, 2014, Empire State Building represented approximately 33.86% of total revenues, One Grand Central Place represented approximately 13.47%, and First Stamford Place represented approximately 6.95%. For the year ended December 31, 2013, Empire State Building represented approximately 13.01% of total revenues, One Grand Central Place represented approximately 20.99% of total revenues and First Stamford Place represented approximately 11.62%.
Asset Retirement Obligations
We are required to accrue costs that we are legally obligated to incur on retirement of our properties which result from acquisition, construction, development and/or normal operation of such properties. Retirement includes sale, abandonment or disposal of a property. Under that standard, a conditional asset retirement obligation represents a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within a company’s control and a liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated. Environmental site assessments and investigations have identified asbestos or asbestos-containing building materials in certain of our properties. As of December 31, 2014, management has no plans to remove or alter these properties in a manner that would trigger federal and other applicable regulations for asbestos removal, and accordingly, the obligations to remove the asbestos or asbestos-containing building materials from these properties have indeterminable settlement dates. As such, we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligation. However ongoing asbestos abatement, maintenance programs and other required documentation are carried out as required and related costs are expensed as incurred.
Other Environmental Matters

Certain of our properties have been inspected for soil contamination due to pollutants, which may have occurred prior to our ownership of these properties or subsequently in connection with its development and/or its use. Required remediation to such properties has been completed and as of December 31, 2014, management believes that there are no obligations related to environmental remediation other than maintaining the affected sites in conformity with the relevant authority’s mandates and filing the required documents. All such maintenance costs are expensed as incurred. We expect that resolution of the environmental matters relating to the above will not have a material impact on our business, assets, consolidated and combined financial condition, results of operations or liquidity. However, we cannot be certain that we have identified all environmental liabilities at our properties, that all necessary remediation actions have been or will be undertaken at our properties or that we will be indemnified, in full or at all, in the event that such environmental liabilities arise.
Insurance Coverage
We carry insurance coverage on our properties of types and in amounts with deductibles that we believe are in line with coverage customarily obtained by owners of similar properties.

Multiemployer Pension and Defined Contribution Plans
We contribute to a number of multiemployer defined benefit pension plans under the terms of collective bargaining agreements that cover our union-represented employees. The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects:

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

We participate in various unions. The union which has significant employees and costs is as follows:
32BJ
We participate in the Building Service 32BJ, or Union, Pension Plan and Health Plan. The Pension Plan is a multi-employer, non-contributory defined benefit pension plan that was established under the terms of collective bargaining agreements between the Service Employees International Union, Local 32BJ, the Realty Advisory Board on Labor Relations, Inc. and certain other employees. This Pension Plan is administered by a joint board of trustees consisting of union trustees and employer trustees and operates under employer identification number 13-1879376. The Pension Plan year runs from July 1 to June 30. Employers contribute to the Pension Plan at a fixed rate on behalf of each covered employee. Separate actuarial information regarding such pension plans is not made available to the contributing employers by the union administrators or trustees, since the plans do not maintain separate records for each reporting unit. However, on September 28, 2011 and September 28, 2012, the actuary certified that for the plan years beginning July 1, 2010, July 1, 2011 and July 1, 2012, respectively, the Pension Plan was in critical status under the Pension Protection Act of 2006. The Pension Plan trustees adopted a rehabilitation plan consistent with this requirement. For each of the years ended June 30, 2014, 2013 and 2012, the Pension Plan received contributions from employers totaling $224.5 million, $221.9 million and $212.7 million, respectively.
The Health Plan was established under the terms of collective bargaining agreements between the Union, the Realty Advisory Board on Labor Relations, Inc. and certain other employers. The Health Plan provides health and other benefits to eligible participants employed in the building service industry who are covered under collective bargaining agreements, or other written agreements, with the Union. The Health Plan is administered by a Board of Trustees with equal representation by the employers and the Union and operates under employer identification number 13-2928869. The Health Plan receives contributions in accordance with collective bargaining agreements or participation agreements. Generally, these agreements provide that the employers contribute to the Health Plan at a fixed rate on behalf of each covered employee. For the years ended June 30, 2013 and 2012, the Health Plan received contributions from employers totaling $923.5 million and $893.3 million, respectively. Information on contributions from employers to the Health Plan for the year ended June 30, 2014 is currently not available.

Terms of Collective Bargaining Agreements
The most recent collective bargaining agreement for Local 32BJ commenced from January 1, 2012 through December 31, 2015 (prior agreement was from January 1, 2008 through December 31, 2011).

Contributions
Contributions we made to the multi-employer plans for the years ended December 31, 2014, 2013 and 2012 are included in the table below (amounts in thousands):

Benefit Plan	2014	2013	2012
Pension Plans (pension and annuity)*	$2,871	$1,201	$768
Health Plans**	7,628	3,319	2,013
Other***	319	232	160
Total plan contributions	$10,818	$4,752	$2,941

*	Pension plans include $0.8 million, $0.4 million and $0.3 million for the years ended 2014, 2013 and 2012, respectively, from multiemployer plans not discussed above.
** Health plans include $1.5 million, $0.8 million and $0.5 million for the years ended 2014, 2013 and 2012, respectively, from multiemployer plans not discussed above.
*** Other includes $0.08 million, $0.05 million and $0.08 million for the years ended 2014, 2013 and 2012, respectively, in connection with other multiemployer plans not discussed above for union costs which were not itemized between pension and health plans.

The significant increase in plan contributions in 2014 is due to new business acquisitions (see Note 3) resulting in more employees becoming covered by these benefit plans.

11. Capital
As of December 31, 2014, there were approximately 267.1 million operating partnership units outstanding, of which approximately 107.2 million, or 40.1%, were owned by ESRT and approximately 159.9 million, or 59.9%, were owned by other partners, including ESRT directors, members of ESRT senior management and other ESRT employees.
Long-term incentive plan ("LTIP") units are a special class of partnership interests. Each LTIP unit awarded will be deemed equivalent to an award of one share of ESRT stock under the 2013 Equity Incentive Plan ("2013 Plan"), reducing the availability for other equity awards on a one-for-one basis. The vesting period for LTIP units, if any, will be determined at the time of issuance. Cash distributions on each LTIP unit, whether vested or not, will be the same as those made on the operating partnership units. Under the terms of the LTIP units, we will revalue for tax purposes its assets upon the occurrence of certain specified events, and any increase in valuation from the time of grant until such event will be allocated first to the holders of LTIP units to equalize the capital accounts of such holders with the capital accounts of unitholders. Subject to any agreed upon exceptions, once vested and having achieved parity with unitholders, LTIP units are convertible into operating partnership units on a one-for-one basis.
Private Perpetual Preferred Units

During August 2014, we completed an exchange offer whereby we issued 1,560,360 new Private Perpetual Preferred Units ("Preferred Units") in exchange for OP Units on a one-for-one basis, in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended. The exchange offer was made only to then current holders of OP Units and was not made or offered to the public or holders of our common stock or any other security. The Preferred Units have a liquidation preference of $16.62 per unit and are entitled to receive cumulative preferential annual cash distributions of $0.60 per unit payable in arrears on a quarterly basis. The Preferred Units are not redeemable at the option of the holders and are redeemable at our option only in the case of specific defined events. In connection with this exchange offer, we incurred $1.4 million of costs, which were expensed as incurred and included in marketing, general, and administrative expenses.

Distributions
The following table summarizes the dividends declared and paid on our operating partnership units for the year ended December 31, 2014 and the period from October 7, 2013 to December 31, 2013:

Declaration Date	Record Date	Payment Date	Amount per Operating Partnership Unit
December 1, 2014	December 15, 2014	December 31, 2014	$0.0850
September 2, 2014	September 15, 2014	September 30, 2014	$0.0850
May 22, 2014	June 13, 2014	June 30, 2014	$0.0850
February 21, 2014	March 14, 2014	March 31, 2014	$0.0850

December 5, 2013	December 16, 2013	December 30, 2013	$0.0795 (1)
(1) Represents a pro-ration of a full quarter distribution of $0.085 per unit.
The following table summarizes the dividends declared and paid on our Preferred Units for the year ended December 31, 2014:

Declaration Date	Record Date	Payment Date	Amount per Preferred Unit
December 1, 2014	December 15, 2014	December 31, 2014	$0.1500
September 2, 2014	September 15, 2014	September 30, 2014	$0.1500
Total distributions paid to OP unitholders and Preferred unitholders during 2014 totaled $87.7 million. Total distributions paid to OP unitholders during 2013 totaled $19.5 million.
Incentive and Share-Based Compensation
The 2013 Plan provides for grants to our directors, employees and consultants of our company and ESRT consisting of stock options, restricted stock, dividend equivalents, stock payments, performance shares, LTIP units, stock appreciation rights and other incentive awards. An aggregate of approximately 12.2 million shares of ESRT common stock are authorized for issuance under awards granted pursuant to the 2013 Plan, and as of December 31, 2014, approximately 10.7 million shares of ESRT common stock remain available for future issuance.
In October 2014, we and ESRT made grants of ESRT restricted stock to certain other employees under the 2013 Plan. At such time, we granted a total of 1,571 shares of restricted stock that are subject to time-based vesting and 1,571 shares of restricted stock that are subject to performance-based vesting, with fair market values of $0.02 million for the time-based vesting awards and $0.01 million for the performance -based vesting awards. The awards subject to time-based vesting vest ratably over four years from the date of the grant, subject generally to the grantee's continued employment. The first installment will vest on October 28, 2015 and the remainder will vest thereafter in three equal annual installments. The vesting of the LTIP units subject to performance-based vesting is based on the achievement of absolute and relative total stockholder return hurdles over a three-year performance period, commencing on October 28, 2014. Following the completion of the three-year performance period, our compensation committee will determine the number of shares to which the grantee is entitled based on our performance relative to the performance hurdles set forth in the LTIP unit award agreements the grantee entered into in connection with the initial award grant. These units then vest in two substantially equal installments, with the first installment vesting on October 28, 2017 and the second installment vesting on October 28, 2018, subject generally to the grantee's continued employment on those dates. We issued operating partnership units to ESRT for each share of restricted stock issued by ESRT.
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

In January 2014, we made grants of LTIP units to executive officers under the 2013 Plan. At such time, we granted a total of 180,260 LTIP units that are subject to time-based vesting and 180,263 LTIP units that are subject to performance-based vesting, with fair market values of $2.5 million for the time-based vesting awards and $0.9 million for the performance-based vesting awards. The awards subject to time-based vesting vest ratably over four years from the date of the grant, subject generally to the grantee's continued employment. The first installment vested on January 1, 2015 and the remainder will vest thereafter in three equal annual installments. The vesting of the LTIP units subject to performance-based vesting is based on the achievement of absolute and relative total stockholder return hurdles over a three-year performance period, commencing on January 1, 2014. Following the completion of the three-year performance period, our compensation committee will determine the number of shares to which the grantee is entitled based on our performance relative to the performance hurdles set forth in the LTIP unit award agreements the grantee entered into in connection with the initial award grant. These units then vest in two substantially equal installments, with the first installment vesting on January 1, 2017 and the second installment vesting on January 1, 2018, subject generally to the grantee's continued employment on those dates.

In January and April 2014, we made grants of LTIP units and ESRT restricted stock to certain other employees under the 2013 Plan. At such time, we and ESRT granted a total of 23,487 LTIP units and 7,061 shares of ESRT restricted stock that are subject to time-based vesting and 23,484 LTIP units and 7,059 shares of ESRT restricted stock that are subject to performance-based vesting, with fair market values of $0.4 million for the time-based vesting awards and $0.2 million for the performance-based vesting awards. These shares are subject to time-based and performance-based vesting, with the terms described above. We issued operating partnership units to ESRT for each share of restricted stock issued by ESRT.

Concurrently with the closing of the Offering and the adoption of the 2013 Plan, we and ESRT made grants of LTIP units to executive officers under the 2013 Plan. At such time, we granted a total of 440,192 LTIP units that are subject to time-based vesting and 146,730 LTIP units that are subject to performance-based vesting, with fair market values of $5.4 million for the time-based vesting awards and $0.9 million for the performance-based vesting awards. The awards subject to time-based vesting vest in four substantially equal installments, subject to the grantee's continued employment. The first installment vests on the first anniversary of the grant date and the remainder will vest thereafter in three equal annual installments. The vesting of the LTIP units subject to performance-based vesting is based on the achievement of absolute and relative total stockholder return hurdles over a three-year performance period, commencing on October 2, 2013. Following the completion of the three-year performance period, our compensation committee will determine the number of shares to which the grantee is entitled based on our performance relative to the performance hurdles set forth in the LTIP units award agreements the grantee entered into in connection with the initial award grant. These units then vest in two substantially equal installments, with the first installment vesting on the third anniversary of the grant date and the second installment vesting on the fourth anniversary of the grant date, subject to the grantee's continued employment on those dates.

Concurrently with the closing of the Offering and the adoption of the 2013 Plan, we and ESRT made grants of LTIP units and restricted stock to certain other employees under the 2013 Plan. At such time, we granted a total of 193,059 LTIP units and 119,146 shares of restricted stock that are subject to time-based vesting and 64,352 LTIP units and 39,706 shares of restricted stock that are subject to performance-based vesting, with fair market values of $3.9 million for the time-based vesting awards and $0.6 million for the performance-based vesting awards. These shares are subject to time-based and performance-based vesting, with the terms described above.

Concurrently with the closing of the Offering and the adoption of the 2013 Plan, we made grants of LTIP units to our non-employee directors under the 2013 Plan. At such time, we granted a total of 69,228 LTIP units that are subject to time-based vesting, with fair market values of $0.9 million. The awards vest in three substantially equal installments, subject to the director's continued service on our Board of Directors. The first installment vests on the first anniversary of the grant date and the remainder will vest thereafter in two equal annual installments.

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

LTIP units and ESRT restricted stock issued during the year ended December 31, 2014 and 2013 were valued at $5.4 million and $11.7 million, respectively. The weighted-average per unit or share fair value was $10.65 and $10.89 for grants in 2014 and 2013, respectively. The per unit or share granted in 2014 was estimated on the date of grant using the following assumptions: an expected life of 3.0 years, a dividend rate of 2.60% a risk-free interest rate of 0.8%, and an expected price volatility of 26.0%. The per unit or share granted in 2013 was estimated on the date of grant using the following assumptions:

an expected life of 3.0 years, a dividend rate of 2.60%, a risk-free interest rate of 0.66%, and an expected price volatility of 28.0%.

No other stock options, dividend equivalents, or stock appreciation rights were issued or outstanding in 2014 and 2013.
The following is a summary of ESRT restricted stock and LTIP unit activity for the years ended December 31, 2014 and 2013:

	ESRT Restricted Stock	LTIP Units	Weighted Average Grant Price
Granted	158,852	913,561	$13.00
Vested	(12,607)	—	13.00
Forfeited	(1,874)	—	13.00
Unvested balance at December 31, 2013	144,371	913,561	$13.00
Vested	(37,458)	(191,043)	13.01
Granted	17,262	488,613	15.04
Forfeited	(21,879)	(16,471)	13.60
Unvested balance at December 31, 2014	102,296	1,194,660	$13.78
The total fair value of LTIP units and restricted stock that vested during 2014 was $3.0 million.
The LTIP unit and ESRT restricted stock award agreements will immediately vest when a grantee attains the (i) age of 60 and (ii) the date on which grantee has first completed ten years of continuous service with our company or its affiliates. For award agreements that qualify, we recognize noncash compensation expense on the grant date for the time-based awards and ratably over the vesting period for the performance-based awards, and accordingly we recognized $0.2 million and $2.3 million for the year ended December 31, 2014 and the period October 7, 2013 through December 31, 2013, respectively. Unrecognized compensation expense was $0.2 million at December 31, 2014, which will be recognized over a weighted average period of 1.8 years.
For the remainder of the LTIP unit and ESRT restricted stock awards, we recognize noncash compensation expense ratably over the vesting period, and accordingly, we recognized $3.5 million and $0.7 million in noncash compensation expense for the year ended December 31, 2014 and the period October 7, 2013 through December 31, 2013, respectively. Unrecognized compensation expense was $9.6 million at December 31, 2014, which will be recognized over a weighted average period of 2.8 years.
Earnings Per Unit

Earnings per unit for the year ended December 31, 2014 and for the period October 7, 2013 through December 31, 2013 is computed as follows (amounts in thousands, except per share amounts):

	Year ended December 31, 2014	Period from October 7, 2013 through December 31, 2013
Numerator:
Net income	$70,210	$193,431
Preferred unit distributions	(476)	—
Earnings allocated to unvested shares	(482)	(804)
Net income - basic and diluted	$69,252	$192,627

Denominator:
Weighted average units outstanding - basic and diluted	254,506	244,420

Earnings per unit - basic and diluted	$0.27	$0.79
There were 631,251 antidilutive shares and LTIP units for the year ended December 31, 2014. There were 500,828 antidilutive shares and LTIP units for the period from October 7, 2013 through December 31, 2013.
12. Related Party Transactions
Formation Transactions
Each property, except for 1400 Broadway and 112 West 34th Street, that is owned by us was owned directly or indirectly by the entities comprising our predecessor or was a property in which our predecessor had a non-controlling interest. Each of the existing entities had entered into a contribution agreement with us and ESRT in connection with the formation transactions, pursuant to which substantially concurrently with the completion of the Offering it contributed its assets (including its ownership interests in any of the properties) and liabilities to us in exchange for shares of ESRT common stock, operating partnership units and/or cash, which it distributed to its equity owners in accordance with their individual elections. Each of our predecessor’s management companies had entered into a merger agreement with us and ESRT in connection with the formation transactions, pursuant to which certain of our subsidiaries merged with and into such management company or pursuant to which such management company merged with and into subsidiaries of us in exchange for shares of ESRT's common stock and/or operating partnership units, which was issued to the equity owners of such management company. In addition, each of (i) the Malkin Group (as defined below) and (ii) the estate of Leona M. Helmsley and entities affiliated therewith, including the Leona M. and Harry B. Helmsley Charitable Trust, entered into contribution agreements and merger agreements with us and ESRT, pursuant to which each of them contributed their direct or indirect interests in certain existing entities to us in exchange for operating partnership units, shares of ESRT common stock and/or cash. The operating partnership units that were issued and shares of ESRT common stock that ESRT issued in the formation transactions to investors in the public existing entities were registered pursuant to a registration statement on Form S-4 that we separately filed with the SEC. To the extent that ESRT or its subsidiaries (other than us) were a party directly to certain mergers in the formation transactions, ESRT contributed the assets and liabilities received in such merger transactions to us in exchange for operating partnership units. The value of the shares of ESRT's common stock and operating partnership units that we issued, and the amount of cash that we paid, in connection with the formation transactions aggregated $2.8 billion based on the actual public offering price of ESRT's Class A common stock in the Offering. The existing entities and our predecessor’s management companies declared final distributions, inclusive of reimbursement of expenses incurred in connection with the formation transactions, to the investors in such entities, including members of our senior management team and certain of our directors, in an amount of approximately $180.0 million in the aggregate, and of which $38.9 million was paid to the Malkin Group, including Peter L. Malkin and Anthony E. Malkin, in accordance to their ownership interests in each applicable existing entity and predecessor management company.
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
First, this agreement provides that we will not sell, exchange, transfer or otherwise dispose of four properties, which we refer to in this section as protected assets, or any interest in a protected asset until October 7, 2025, with respect to First Stamford Place and the later of (x) October 7, 2021 or (y) the death of Peter L. Malkin and Isabel W. Malkin who are 81 and 78 years old, respectively, for the three other protected assets, Metro Center, 10 Bank Street and 1542 Third Avenue, unless:
(1)Anthony E. Malkin consents to the sale, exchange, transfer or other disposition; or
(2)we deliver to each protected party thereunder a cash payment intended to approximate the tax liability arising from the recognition of the pre-contribution built-in gain resulting from the sale, exchange, transfer or other disposition of such protected asset (with the pre-contribution “built-in gain” being not more than the taxable gain that would have been recognized by such protected party had the protected asset been sold for fair market value in a taxable transaction at the time of the consolidation) plus an additional amount so that, after the payment of all taxes on amounts received pursuant to the agreement (including any tax liability incurred as a result of receiving such payment), the protected party retains an amount equal to such protected party’s total tax liability incurred as a result of the recognition of the pre-contribution built-in gain pursuant to such sale, exchange, transfer or other disposition; or
(3)the disposition does not result in a recognition of any built-in gain by the protected party.
Second, with respect to the Malkin Group, including Anthony E. Malkin and Peter L. Malkin, and one additional third party investor in Metro Center (who was one of the original landowners and was involved in the development of the property), to protect against gain recognition resulting from a reduction in such continuing investor’s share of the operating liabilities, the agreement provides that during the period from October 7, 2013 until such continuing investor owns less than the aggregate number of operating partnership units and shares of ESRT common stock equal to 50% of the aggregate number of such units and shares they received in the related formation transactions, which we refer to in this section as the tax protection period, we will (i) refrain from prepaying any amounts outstanding under any indebtedness secured by the protected assets and (ii) use our commercially reasonable efforts to refinance such indebtedness at or prior to maturity at its current principal amount, or, if we are unable to refinance such indebtedness at its current principal amount, at the highest principal amount possible. The agreement also provides that, during the tax protection period, we will make available to such continuing investors the opportunity (i) to enter into a “bottom dollar” guarantee of their allocable share of $160.0 million of our aggregate indebtedness meeting certain requirements or (ii) in the event we have recourse debt outstanding and such a continuing investor agrees in lieu of guaranteeing debt pursuant to clause (i) above, to enter into a deficit restoration obligation, in each case, in a manner intended to provide an allocation of our liabilities to the continuing investor. In the event that a continuing investor guarantees our debt, such continuing investor will be responsible, under certain circumstances, for the repayment of the guaranteed amount to the lender in the event that the lender would otherwise recognize a loss on the loan, such as, for example, if property securing the loan was foreclosed and the value was not sufficient to repay a certain amount of the debt. A deficit restoration obligation is a continuing investor’s obligation, under certain circumstances, to contribute a designated amount of capital to us upon our liquidation in the event that our assets are insufficient to repay our liabilities.
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
Registration Rights
We entered into a registration rights agreement with certain persons receiving shares of ESRT common stock or operating partnership units in the formation transactions, including certain members of ESRT's senior management team and our other continuing investors. In connection therewith, on October 7, 2014, which we refer to as the shelf effective date, we filed an automatically effective shelf registration statement, along with a prospectus supplement, with respect to, among other things, shares of ESRT Class A common stock that may be issued upon redemption of operating partnership units or issued upon conversion of shares of ESRT Class B common stock to continuing investors in the public existing entities. Pursuant to the registration rights agreement, under certain circumstances, ESRT will also be required to undertake an underwritten offering upon the written request of the Malkin Group, which we refer to as the holder, provided (i) the registrable shares to be registered in such offering will have a market value of at least $150.0 million, (ii) ESRT will not be obligated to effect more than two underwritten offerings during any 12-month period following the shelf effective date; and (iii) the holder will not have the ability to effect more than four underwritten offerings. In addition, if ESRT files a registration statement with respect to an underwritten offering for its own account or on behalf of the holder, the holder will have the right, subject to certain limitations, to register such number of registrable shares held by him, her or it as each such holder requests. With respect to underwritten offerings on behalf of the holder, ESRT will have the right to register such number of primary shares as it requests; provided, however, that if cut backs are required by the managing underwriters of such an offering, ESRT's primary shares shall be cutback first (but in no event will our shares be cut back to less than $25.0 million).
ESRT has also agreed to indemnify the persons receiving rights against specified liabilities, including certain potential liabilities arising under the Securities Act, or to contribute to the payments such persons may be required to make in respect thereof. ESRT has agreed to pay all of the expenses relating to the registration and any underwritten offerings of such securities, including, without limitation, all registration, listing, filing and stock exchange or FINRA fees, all fees and expenses of complying with securities or “blue sky” laws, all printing expenses and all fees and disbursements of counsel and independent public accountants retained by ESRT, but excluding underwriting discounts and commissions, any out-of-pocket expenses (except ESRT will pay any holder’s out-of-pocket fees (including disbursements of such holder’s counsel, accountants and other advisors) up to $25,000 in the aggregate for each underwritten offering and each filing of a resale shelf registration statement or demand registration statement), and any transfer taxes. In connection with the shelf registration statement that we filed on October 7, 2014, we incurred expenses of approximately $(0.5) million.
Employment Agreement and Change in Control Severance Agreements

ESRT entered into an employment agreement with Anthony E. Malkin, which provides for salary, bonuses and other benefits, including among other things, severance benefits upon a termination of employment under certain circumstances and the issuance of equity awards. In addition, ESRT entered into change in control severance agreements with David A. Karp, Thomas P. Durels, Thomas N. Keltner, Jr. and, subsequent to year end on February 1, 2015, John B. Kessler.
Indemnification of Our Directors and Officers
We entered into indemnification agreements with each of ESRT's directors, executive officers, chairman emeritus and certain other parties, providing for the indemnification by us for certain liabilities and expenses incurred as a result of actions brought, or threatened to be brought, against (i) ESRT's directors, executive officers and chairman emeritus and (ii) ESRT's executive officers, chairman emeritus and certain other parties who are former members, managers, securityholders, directors, limited partners, general partners, officers or controlling persons of our predecessor in their capacities.
Option Properties
On July 15, 2014, we acquired the ground lease at 1400 Broadway (the “1400 Property”) and the ground and operating leases at 112 West 34th Street (including fee title interest in a small connected structure at 122 West 34th Street) (the “112 Property”), both office properties in midtown Manhattan (together, the “option properties”), from affiliates of our predecessor, pursuant to option agreements we had executed in connection with the Offering. Our subsidiary supervised each of the option properties pursuant to a management agreement entered into by our subsidiary and the owners of the option properties.

The 112 Property was acquired for approximately $423.6 million, consisting of assumption of existing mortgage debt, cash and shares of our Class A and Class B common stock and our operating partnership’s Series PR operating partnership units. In connection with the acquisition of the 112 Property, Anthony E. Malkin directly and/or indirectly received approximately $39.4 million, Peter L. Malkin directly and/or indirectly received approximately $2.7 million, and the Malkin Group, which includes Anthony E. Malkin, Peter L. Malkin and their related parties and affiliates, directly and/or indirectly received approximately $44.9 million, in each case consisting of a combination of shares of our Class B common stock and Series PR operating partnership units, and the estate of Leona M. Helmsley (a member of affiliates of our predecessor and of the owners of the option properties) directly and/or indirectly received approximately $92.4 million in cash. The 1400 Property was acquired for approximately $310.0 million, consisting of assumption of existing mortgage debt, cash and shares of our Class A and Class B common stock and our operating partnership’s Series PR operating partnership units. In connection with the acquisition of the 1400 Property, Anthony E. Malkin directly and/or indirectly received approximately $23.3 million, and the Malkin Group, which includes Anthony E. Malkin, Peter L. Malkin and their related parties and affiliates, directly and/or indirectly received approximately $23.5 million, in each case consisting of a combination of shares of our Class B common stock and Series PR operating partnership units, and the estate of Leona Helmsley directly and/or indirectly received approximately $56.6 million in cash. The purchase price for each of the option properties was based on an appraisal by independent third parties utilizing the appraisal process set forth in the option agreements. As part of the option agreements, we agreed that Anthony E. Malkin, our Chairman and Chief Executive Officer, would not participate in the negotiations and valuation process on our behalf. Our Chairman Emeritus, Peter L. Malkin, also agreed not to participate in the process. In addition our Board of Directors appointed a special committee consisting of independent members of such Board to review the appraisal process on its behalf. The independent members of our Board of Directors unanimously approved the price and terms of the acquisition of interests in each of the option properties. The purchase price was payable in a combination of cash, shares of our common stock and operating partnership units, but the estate of Leona M. Helmsley (a member of affiliates of our predecessor and of the owners of option properties) received all cash. Reference is made to Note 3.
In connection with the closing of the transaction, we entered into a registration rights agreement covering the resale of all shares of our Class A common stock issued in connection with the transactions, and all shares of our Class A common stock that may be issued upon redemption of Series PR operating partnership units or upon conversion of our Class B common stock issued in connection with the transactions. To satisfy our obligation under the registration rights agreement, we registered the issuance of the shares of Class A common stock that may be issued upon redemption of Series PR operating partnership units or upon conversion of Class B common stock as part of the automatically effective shelf registration statement that we filed on October 7, 2014. Additionally, the shares of Class A common stock issued to the Malkin family in connection with the transactions are subject to the demand and piggy-back rights that the Malkin family has under the registration rights agreement we entered into in connection with the consolidation and initial public offering of our Class A common stock. See “-Registration Rights” above.
Excluded Properties and Businesses

Our portfolio is partially comprised of all of our predecessor’s Manhattan and greater New York metropolitan area office and retail assets in which it held a controlling interest and other metropolitan area office properties in which it had a non-controlling interest. The Malkin Group, including Anthony E. Malkin, our Chairman and Chief Executive Officer, owns non-controlling interests in, and Anthony E. Malkin and Peter L. Malkin control the general partners or managers of, the entities that own interests in five multi-family properties, three net leased retail properties, one single tenant retail property in Greenwich, Connecticut, and a parcel that is being developed for residential use. The Malkin Group also owns non-controlling interests in one Manhattan office property, two Manhattan retail properties and several retail properties outside of Manhattan, none of which were contributed to us in the formation transactions. We refer to the non-controlling interests described above collectively as the excluded properties. In addition, the Malkin Group owns interests in six mezzanine and senior equity funds, three industrial funds, and five residential property managers, none of which were contributed to us in the formation transactions, and which we refer to collectively as the excluded businesses. The Malkin Group owns certain non-real estate family investments that were not contributed to us in the formation transactions. Other than the Greenwich retail property, we do not believe that the excluded properties or the excluded businesses are consistent with our portfolio geographic or property type composition, management or strategic direction.
Pursuant to management and/or service agreements with the owners of interests in those excluded properties and services agreements with the five residential property managers and the managers of certain other excluded businesses which historically were managed by affiliates of our predecessor, we are designated as the manager of the excluded properties and will provide services to the owners of certain of the excluded properties and the five residential property managers and provide services and access to office space to the existing managers of the other excluded businesses. As the manager or service provider, we are paid a management or other fee with respect to those excluded properties and excluded businesses where our predecessor had previously received a management fee on the same terms as the fee paid to our predecessor, and reimbursed for our costs in providing the management and other services to those excluded properties and businesses where our predecessor had not previously received a management fee. ESRT's management of the excluded properties and provision of services to the five residential property managers and the existing managers of the other excluded businesses represent a minimal portion of our overall business. There is no established time period in which we will manage such properties or provide services to the owners of certain of the excluded properties and the five residential property managers and provide services and access to office space to the existing managers of the other excluded businesses and Peter L. Malkin and Anthony E. Malkin expect to sell certain of these properties or unwind certain of these businesses over time. We are not precluded from acquiring all or certain interests in the excluded properties or businesses. If we were to attempt any such acquisition, we anticipate that Anthony E. Malkin, ESRT's Chairman and Chief Executive Officer, will not participate in the negotiation process on our behalf with respect to our potential acquisition of any of these excluded properties or businesses and the approval of a majority of ESRT's independent directors will be required to approve any such acquisition.
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
Releases of Guarantees
Peter L. Malkin and Anthony E. Malkin were released from or otherwise indemnified for liabilities arising under certain guarantees and indemnities with respect to approximately $1.3 billion of mortgage loans (including undrawn amounts) on our properties, which were assumed by us upon closing of the formation transactions in respect of obligations arising after the closing. The guarantees and indemnities with respect to all of the indebtedness are, in most instances, limited to losses incurred by the applicable lender arising from acts such as fraud, misappropriation of funds, intentional breach, bankruptcy and certain environmental matters. In connection with our assumption of these mortgage loans, we had the guarantors and/or indemnitors released from these guarantees and indemnities and we assumed any such guarantee and indemnity obligations as replacement guarantor and/or indemnitor, except with respect to one $250.0 million mortgage loan on First Stamford Place. We entered into an indemnification agreement with Peter L. Malkin and Anthony E. Malkin pursuant to which we are obligated to indemnify Peter L. Malkin and Anthony E. Malkin for any amounts paid by them under the guarantees and/or indemnities with respect to this mortgage loan.
Services are and were provided by us or our predecessor to affiliates of the sponsors. These affiliates were related parties because beneficial interests were or are held, directly or indirectly, by the sponsors, their affiliates and their family members.
During the years ended December 31, 2014, 2013 and 2012, we or our predecessor engaged in various transactions with affiliates of the sponsors and their family members. These transactions are reflected in our and our predecessor's consolidated statements of operations as third-party management and other fees and the unpaid balances are reflected in the due from affiliated companies on our predecessor's consolidated balance sheets.
Supervisory Fee Revenue
We or our predecessor earned supervisory fees from affiliated entities not included in our and our predecessor's consolidated financial statements of $2.0 million, $2.8 million and $1.9 million during the years ended December 31, 2014, 2013 and 2012, respectively. These fees are included within third-party management and other fees.
We or our predecessor earned supervisory fees from unconsolidated entities included in our predecessor's consolidated financial statements on the equity method of $0.6 million and $0.8 million during the years ended December 31, 2013 and 2012. There were no such revenues in the year ended December 31, 2014. These fees are included within third-party management and other fees.
Property Management Fee Revenue
We or our predecessor earned property management fees from affiliated entities not included in our and our predecessor's consolidated financial statements of $0.4 million, $1.6 million and $1.0 million during the years ended December 31, 2014, 2013 and 2012 respectively. These fees are included within third-party management and other fees.
We or our predecessor earned property management fees from unconsolidated entities included in our predecessor's consolidated financial statements on the equity method of $0.1 million and $1.2 million during the years ended December 31, 2013 and 2012, respectively. There were no such revenues in the year ended December 31, 2014. These fees are included within third-party management and other fees.
Profit Share
We or our predecessor received additional payments equal to a specified percentage of distributions in excess of specified amounts, both being defined, from affiliated entities not included in our and our predecessor's consolidated financial statements. Our profits interest totaled $3.3 million and $0.7 million during the years ended December 31, 2013 and 2012, respectively. There were no such revenues in the year ended December 31, 2014. These fees are included within other income and fees.
We or our predecessor received additional payments equal to a specified percentage of distributions in excess of specified amounts, both being defined, from unconsolidated entities included in our predecessor's consolidated financial statements on the equity method. Our predecessor's profits interest totaled $0.4 million and $0.9 million during the years ended December 31, 2013 and 2012, respectively. There were no such revenues in the year ended December 31, 2014. These fees are included within other income and fees.
Other Fees and Disbursements from Non-Controlled Affiliates

We or our predecessor earned other fees and disbursements from affiliated entities not included in our and our predecessor's consolidated financial statements of $0.02 million and $0.6 million during the years ended December 31, 2013 and 2012, respectively. There were no such revenues in the year ended December 31, 2014. These fees are included within other income and fees.
Our predecessor earned other fees and disbursements from unconsolidated subsidiaries included in its consolidated financial statements on the equity method of $1.1 million and $1.3 million during the years ended December 31, 2013 and 2012, respectively. There were no such revenues in the year ended December 31, 2014. These fees are included within other income and fees.
Included in these other fees are reimbursements from unconsolidated entities included in our predecessor's consolidated financial statements on the equity method for offering costs related to the Offering of $1.1 million and $1.3 million during the years ended December 31, 2013 and 2012, respectively, of which $0.4 million was included in due from affiliated companies as of December 31, 2012. There were no such revenues in the year ended December 31, 2014.
Family Office Services
In 2014, family office services comprise the temporary provision of office space, equipment, and administrative support as was done prior to our formation. We are reimbursed at allocable cost. During the years ended December 31, 2013 and 2012, our predecessor provided certain accounting and bookkeeping services. The sponsors reimbursed us in the amount of $0.1 million, $1.1 million and $0.8 million, in 2014, 2013 and 2012, respectively.
13. Income Taxes
TRS Holdings and Observatory TRS are taxable entities and their consolidated provision for income taxes consisted of the following for the year ended December 31, 2014 and the period October 7, 2013 through December 31, 2013 (amounts in thousands):

	December 31, 2014	Period from October 7, 2013 through December 31, 2013
Current:
Federal	$(3,253)	$844
State and local	(1,792)	281
Total current	(5,045)	1,125
Deferred:
Federal	247	—
State and local	143	—
Total deferred	390	—
Income tax (expense) benefit	$(4,655)	$1,125
The effective income tax rate is 44.3% and 45.3% for the year ended December 31, 2014 and the period from October 7, 2013 through December 31, 2013, respectively. The actual tax provision differed from that computed at the federal statutory corporate rate as follows (amounts in thousands):

	December 31, 2014	Period from October 7, 2013 through December 31, 2013
Federal tax (expense) benefit at 34% statutory rate	$(3,576)	$844
State income taxes, net of federal benefit	(1,079)	281
Income tax (expense) benefit	$(4,655)	$1,125

The income tax effects of temporary differences that give rise to deferred tax assets are presented below (amounts in thousands):

	2014	Period from October 7, 2013 through December 31, 2013
Deferred tax assets:
Deferred revenue on unredeemed observatory admission ticket sales	$390	$—
Loss carryforwards	—	1,125
Total deferred tax assets	390	1,125
Deferred tax liabilities:
Total deferred tax liabilities	—	—
Total	$390	$1,125
Deferred tax asset of $0.4 million at December 31, 2014 is attributable to the inclusion of deferred revenue on Observatory admission ticket sales not redeemed at year-end in determining income for tax reporting purposes. No valuation allowance has been recorded against the deferred tax asset because the Company believes that the deferred tax asset will, more likely than not, be realized. This determination is based on the Observatory TRS’s anticipated future taxable income and the reversal of the deferred tax asset.

Deferred tax asset of $1.1 million at December 31, 2013 is attributable to the Observatory TRS’s loss during the period from October 7, 2013 through December 31, 2013 as a result of increased percentage rent. Percentage rent is based on gross receipts and the highest percentage is reached in the fourth quarter. The loss was fully absorbed by the Observatory TRS’s profit in 2014. At December 31, 2014, the TRS entities have no amount of unrecognized tax benefits.

For tax years 2014 and 2013, the United States federal and state tax returns are open for examination.

14. Segment Reporting
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

The following tables provides components of segment profit for each segment for the years ended December 31, 2014, 2013 and 2012, as reviewed by management (amounts in thousands):

	2014
	Real Estate	Observatory	Other	Intersegment Elimination	Total
Revenues:
Rental revenue	$400,825	$—	$—	$—	$400,825
Intercompany rental revenue	69,293	—	—	(69,293)	—
Tenant expense reimbursement	67,651	—	—	—	67,651
Observatory revenue	—	111,541	—	—	111,541
Construction revenue	—	—	44,989	(6,341)	38,648
Third-party management and other fees	2,376	—	—	—	2,376
Other revenue and fees	13,280	982	23	—	14,285
Total revenues	553,425	112,523	45,012	(75,634)	635,326
Operating expenses:
Property operating expenses	151,048	—	—	—	151,048
Intercompany rent expense	—	69,293	—	(69,293)	—
Ground rent expense	5,339	—	—	—	5,339
Marketing, general, and administrative expenses	39,037	—	—	—	39,037
Observatory expenses	—	29,041	—	—	29,041
Construction expenses	—	—	44,185	(5,589)	38,596
Real estate taxes	82,131	—	—	—	82,131
Acquisition expenses	3,382	—	—	—	3,382
Depreciation and amortization	145,121	295	15	—	145,431
Total operating expenses	426,058	98,629	44,200	(74,882)	494,005
Total operating income (loss)	127,367	13,894	812	(752)	141,321
Interest expense	(66,456)	—	—	—	(66,456)
Income (loss) before income taxes	60,911	13,894	812	(752)	74,865
Income tax expense	(1,437)	(2,876)	(342)	—	(4,655)
Net income (loss)	$59,474	$11,018	$470	$(752)	$70,210
Segment assets	$3,036,087	$252,376	$8,032	$—	$3,296,495
Expenditures for segment assets	$497,645	$99	$—		$497,744

	Period from October 7, 2013 through December 31, 2013
	Real Estate	Observatory	Other	Intersegment Elimination	Total
Revenues:
Rental revenue	$79,987	$—	$—	$—	$79,987
Intercompany rental revenue	20,134	—	—	(20,134)
Tenant expense reimbursement	15,836	—	—	—	15,836
Observatory revenue	—	23,735	—	—	23,735
Construction revenue	—	—	6,801	(1,536)	5,265
Third-party management and other fees	550	—	—	—	550
Other revenue and fees	2,211	—	—	(1)	2,210
Total revenues	118,718	23,735	6,801	(21,671)	127,583
Operating expenses:
Property operating expenses	34,055	—	—	—	34,055
Intercompany rent expense	—	20,134	—	(20,134)
Ground rent expense	398	—	—	—	398
Marketing, general, and administrative expenses	16,375	—	—	4	16,379
Observatory expenses	—	5,687	—	—	5,687
Construction expenses	—	—	6,792	(1,324)	5,468
Real estate taxes	17,191	—	—	—	17,191
Acquisition expenses	138,140	—	—	—	138,140
Depreciation and amortization	27,376	4	5	(10)	27,375
Total operating expenses	233,535	25,825	6,797	(21,464)	244,693
Total operating income (loss)	(114,817)	(2,090)	4	(207)	(117,110)
Other income (expense):
Interest expense	(13,147)	—	—	—	(13,147)
Gain on consolidation of non-controlled entities	322,563	—	—	—	322,563
Income (loss) before income taxes	194,599	(2,090)	4	(207)	192,306
Income tax benefit	—	1,125	—	—	1,125
Net income (loss)	$194,599	$(965)	$4	$(207)	$193,431
Segment assets	$2,218,143	$249,084	$8,834	$—	$2,476,061
Expenditures for segment assets	$56,434	$—	$—	$—	$56,434

	Period from January 1, 2013 through October 6, 2013
	Real Estate	Other	Intersegment Elimination	Total
Revenues:
Rental revenue	$148,690	$—	$—	$148,690
Intercompany rental revenue	56	—	(56)
Tenant expense reimbursement	21,272	—	—	21,272
Construction revenue	—	25,473	(6,837)	18,636
Third-party management and other fees	5,067	—	—	5,067
Other revenue and fees	12,407	—	—	12,407
Total revenues	187,492	25,473	(6,893)	206,072
Operating expenses:
Property operating expenses	41,297	—	—	41,297
Marketing, general, and administrative expenses	23,600	—	—	23,600
Construction expenses	—	25,824	(6,003)	19,821
Real estate taxes	24,331	—	—	24,331
Formation transaction expenses	4,507	—	—	4,507
Depreciation and amortization	38,963	19	(19)	38,963
Total operating expenses	132,698	25,843	(6,022)	152,519
Total operating income (loss)	54,794	(370)	(871)	53,553
Other income (expense):
Equity in net income of non-controlled entities	14,875	—	—	14,875
Interest expense	(50,660)	—	—	(50,660)
Settlement expense	(55,000)	—	—	(55,000)
Net loss	$(35,991)	$(370)	$(871)	$(37,232)
Segment assets	$1,023,333	$10,585	$—	$1,033,918
Investment in non-controlled entities	$88,304	$—	$—	$88,304
Expenditures for segment assets	$55,820	$130	$—	$55,950

	2012
	Real Estate	Other	Intersegment Elimination	Total
Revenues:
Rental revenue	$196,187	$—	$—	$196,187
Intercompany rental revenue	74	—	(74)	—
Tenant expense reimbursement	29,483	—	—	29,483
Construction revenue	—	24,616	(5,714)	18,902
Third-party management and other fees	5,103	—	—	5,103
Other revenue and fees	10,619	—	—	10,619
Total revenues	241,466	24,616	(5,788)	260,294
Operating expenses:
Property operating expenses	55,442	—	265	55,707
Marketing, general, and administrative expenses	20,963	—	—	20,963
Construction expenses	—	24,734	(5,142)	19,592
Real estate taxes	30,406	—	—	30,406
Formation transaction expenses	2,247	—	—	2,247
Depreciation and amortization	42,661	29	—	42,690
Total operating expenses	151,719	24,763	(4,877)	171,605
Total operating income (loss)	89,747	(147)	(911)	88,689
Other income (expense):
Equity in net income of non-controlled entities	14,348	—	—	14,348
Interest expense	(54,394)	—	—	(54,394)
Net income	$49,701	$(147)	$(911)	$48,643
Segment assets	$964,160	$11,514	$—	$975,674
Investment in non-controlled entities	$76,879	$—	$—	$76,879
Expenditures for segment assets	$87,659	$—	$—	$87,659

15. Summary of Quarterly Financial Information (unaudited)

The quarterly results of operations of our company and our predecessor for the years ended December 31, 2014 and 2013 are as follows (amounts in thousands):

	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Revenues	$140,306	$155,168	$169,441	$170,411
Operating income	$24,088	$42,539	$43,412	$31,282
Net income	$11,231	$25,281	$22,734	$10,964
Net income attributable to common unitholders	$11,231	$25,281	$22,493	$10,729
Net income per share attributable to common unitholders
Basic earnings per share	$0.05	$0.10	$0.09	$0.04
Diluted earnings per share	$0.05	$0.10	$0.09	$0.04

	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013 (1)
Revenues	$62,420	$59,569	$62,278	$149,388

Net income	$1,930	$3,071	$2,281	$148,917
___________

(1)	The results of operations of our predecessor for October 1, 2013 through October 6, 2013 and the results of operations of our company for October 7, 2013 through December 31, 2013 have been combined.

16. Subsequent Events
On January 23, 2015, we entered into an unsecured revolving credit agreement. Concurrent with entering into the unsecured revolving credit facility, on January 23, 2015, we terminated the secured revolving and term credit facility, dated as of October 7, 2013. Reference is made to Note 6.
On February 18, 2015, our sole general partner, ESRT, acting through its Board of Directors declared a distribution of $0.085 per unit for the first quarter 2015, payable to holders of ESRT's Class A common stock and Class B common stock and to holders of our Series ES, Series 250 and Series 60 OP Units (NYSE Arca: ESBA, FISK and OGCP, respectively) and Series PR OP Units. The distribution will be payable in cash on March 31, 2015 to securityholders of record at the close of business on March 13, 2015.

Empire State Realty OP, L.P. and Empire State Realty OP, L.P. Predecessor
Schedule II—Valuation and Qualifying Accounts
(amounts in thousands)

Description	Balance At Beginning of Year	Additions Charged Against Operations	Uncollectible Accounts Written-Off	Balance at End of Year
Year ended December 31, 2014
Allowance for doubtful accounts	$715	$2,006	$(874)	$1,847
Year ended December 31, 2013
Allowance for doubtful accounts	$923	$(448)	$240	$715
Year ended December 31, 2012
Allowance for doubtful accounts	$1,652	$498	$(1,227)	$923

Empire State Realty OP, L.P. and Empire State Realty OP, L.P. Predecessor
Schedule III—Real Estate and Accumulated Depreciation
(amounts in thousands)

			Initial Cost to the Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at which Carried at 12/31/14
Development	Type	Encumbrances	Land	Building & Improvements	Improvements	Carrying Costs	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on which depreciation in latest income statement is computed
112 West 34th Street, New York, NY	office / retail	$94,720	$13,630	$244,461	$4,936	n/a	$13,630	$249,397	$263,027	$(4,092)	1954	2014	various
1400 Broadway, New York, NY	office / retail	85,256	—	96,338	4,413	—	—	100,750	100,750	(3,396)	1930	2014	various
1333 Broadway, New York, NY	office / retail	75,330	91,435	120,190	2,582	n/a	91,435	122,772	214,207	(5,243)	1915	2013	various
1350 Broadway, New York, NY	office / retail	41,831	—	102,518	5,526	n/a	—	108,044	108,044	(4,974)	1929	2013	various
250 West 57th Street, New York, NY	office/ retail	—	2,117	5,041	71,959	n/a	2,117	77,000	79,117	(23,125)	1921	1953	various
501 Seventh Avenue, New York, NY	office/ retail	—	1,100	2,600	87,992	n/a	1,100	90,592	91,692	(30,127)	1923	1950	various
1359 Broadway, New York, NY	office/ retail	44,146	1,233	1,809	45,398	n/a	1,233	47,207	48,440	(17,187)	1924	1953	various
350 Fifth Avenue (Empire State Building), New York, NY	office/ retail	—	21,551	38,934	539,630	n/a	21,551	578,564	600,115	(71,225)	1930	2013	various
One Grand Central Place, New York, NY	office/ retail	91,000	7,240	17,490	161,039	n/a	7,222	178,546	185,768	(66,999)	1930	1954	various
First Stamford Place, Stamford, CT	office	242,294	22,952	122,739	40,321	n/a	24,861	161,150	186,011	(58,595)	1986	2001	various
One Station Place, Stamford, CT (Metro Center)	office	99,845	5,313	28,602	10,067	n/a	5,313	38,669	43,982	(24,443)	1987	1984	various
383 Main Avenue, Norwalk, CT	office	29,852	2,262	12,820	11,145	n/a	2,262	23,965	26,227	(9,125)	1985	1994	various
500 Mamaroneck Avenue, Harrison, NY	office	—	4,571	25,915	16,011	n/a	4,571	41,925	46,496	(17,328)	1987	1999	various
10 Bank Street, White Plains, NY	office	32,847	5,612	31,803	10,813	n/a	5,612	42,616	48,228	(16,032)	1989	1999	various
10 Union Square, New York, NY	retail	20,641	5,003	12,866	1,535	n/a	5,003	14,401	19,404	(6,162)	1987	1996	various
1542 Third Avenue, New York, NY	retail	18,628	2,239	15,266	382	n/a	2,239	15,648	17,887	(6,079)	1991	1999	various
1010 Third Avenue, New York, NY and 77 West 55th Street, New York, NY	retail	27,595	4,462	15,817	774	n/a	4,462	16,593	21,055	(6,889)	1962	1998	various
69-97 Main Street, Westport, CT	retail	—	2,782	15,766	918	n/a	2,782	16,684	19,466	(5,034)	1922	2003	various
103-107 Main Street, Westport, CT	retail	—	1,243	7,043	131	n/a	1,260	7,157	8,417	(1,497)	1900	2006	various
Property for development at the Transportation Hub in Stamford CT	land	—	4,542	—	6,986	—	4,542	6,986	11,528	—	n/a	n/a	n/a
Totals		$903,985	$199,287	$918,018	$1,022,558	—	$201,196	$1,938,667	$2,139,863	$(377,552)

Empire State Realty OP, L.P. and Empire State Realty OP, L.P. Predecessor
Notes to Schedule III—Real Estate and Accumulated Depreciation
(amounts in thousands)
1. Reconciliation of Investment Properties
The changes in our investment properties for the years ended December 31, 2014, 2013 and 2012 are as follows:

	2014	2013	2012
Balance, beginning of year	$1,649,423	$939,330	$856,151
Acquisition of new properties	354,429	607,779	—
Improvements	143,315	130,346	85,409
Distribution of real property to owners prior to the formation transactions	—	(16,345)	—
Disposals	(7,304)	(11,687)	(2,230)
Balance, end of year	$2,139,863	$1,649,423	$939,330
The unaudited aggregate cost of investment properties for federal income tax purposes as of December 31, 2014 was $1,843,184.
2. Reconciliation of Accumulated Depreciation
The changes in our accumulated depreciation for the years ended December 31, 2014, 2013 and 2012 are as follows:

	2014	2013	2012
Balance, beginning of year	$295,351	$257,091	$224,019
Depreciation expense	89,505	49,947	35,302
Disposals	(7,304)	(11,687)	(2,230)
Balance, end of year	$377,552	$295,351	$257,091
Depreciation of investment properties reflected in the combined statements of operations is calculated over the estimated original lives of the assets as follows:

Buildings	39 years
Building improvements	39 years or useful life
Tenant improvements	Term of related lease