Form 10-K/A
period 2014-12-31
Empire State Realty OP, L.P.
filed 2015-09-28
CIK 1553079

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

(212) 687-8700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Series ES operating partnership units	NYSE – Arca
Series 60 operating partnership units	NYSE – Arca
Series 250 operating partnership units	NYSE – Arca

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of February 23, 2015, there were 41,305,321 units of the Registrants’ Series ES operating partnership units outstanding, 11,293,105 units of the Series 60 operating partnership units outstanding, and 5,614,734 units of the Series 250 operating partnership units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Our sole general partner is Empire State Realty Trust, Inc. Portions of the Empire State Realty Trust, Inc.’s Proxy Statement for its 2015 Annual Stockholders’ Meeting (which was held on June 17, 2015) filed on April 30, 2015 are incorporated by reference into Part III of our Annual Report on Form 10-K.

Explanatory Note

This Amendment No. 1 amends the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “Original Form 10-K”) solely for the purpose of filing updated officer certifications required by Section 302 of the Sarbanes-Oxley Act of 2002, in conformity with Item 601(b)(31)(i) of Regulation S-K, including certain required language from paragraph 4 that was inadvertently omitted from the versions of the certifications filed with the Original Form 10-K. In accordance with applicable Securities and Exchange Commission guidance, this Form 10-K/A contains only the cover page, this explanatory note, a signature page, and the revised officer certifications, which are filed as Exhibits 31.1 and 31.2 herewith.

Except as described above and except for Exhibits 31.1 and 31.2 filed herewith, the disclosures presented in the Original Form 10-K filed on February 27, 2015 have not been amended or updated and this report speaks only as of such filing date. Therefore, you should refer to the registrant’s Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports subsequently filed with or furnished to the Securities and Exchange Commission for information about the registrant since February 27, 2015.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The exhibit index below lists the exhibits that are being filed with this Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMPIRE STATE REALTY OP, L.P.

By: Empire State Realty Trust, Inc., its general partner

Date: September 28, 2015	By:	/s/ David A. Karp
Executive Vice President, Chief Financial Officer and Treasurer

Exhibit Index

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

6