Form 10-Q
period 2015-09-30
Empire State Realty OP, L.P.
filed 2015-11-06
CIK 1553079

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2015

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
As of November 2, 2015, there were 38,869,714 units of the Registrant Series ES operating partnership units outstanding, 10,477,208 units of the Series 60 operating partnership units outstanding, and 5,210,602 units of the Series 250 operating partnership units outstanding.

ITEM 1. FINANCIAL STATEMENTS
Empire State Realty OP, L.P.
Condensed Consolidated Balance Sheets
(amounts in thousands, except unit and per unit amounts)

	September 30, 2015	December 31, 2014
ASSETS	(unaudited)
Commercial real estate properties, at cost:
Land	$201,196	$201,196
Development costs	7,479	6,986
Building and improvements	2,036,187	1,931,681
	2,244,862	2,139,863
Less: accumulated depreciation	(445,549)	(377,552)
Commercial real estate properties, net	1,799,313	1,762,311
Cash and cash equivalents	46,388	45,732
Restricted cash	64,899	60,273
Tenant and other receivables, net of allowance of $2,742 and $1,427 in 2015 and 2014, respectively	32,406	23,745
Deferred rent receivables, net of allowance of $99 and $420 in 2015 and 2014, respectively	116,208	102,104
Prepaid expenses and other assets	33,759	48,504
Deferred costs, net	338,466	370,460
Acquired below-market ground leases, net	385,849	391,887
Goodwill	491,479	491,479
Total assets	$3,308,767	$3,296,495
LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable	$754,738	$903,985
Senior unsecured notes	589,670	237,667
Unsecured term loan facility	265,000	—
Unsecured revolving credit facility	20,000	—
Term loan and credit facility	—	470,000
Accounts payable and accrued expenses	106,699	96,563
Acquired below-market leases, net	112,312	138,859
Deferred revenue and other liabilities	38,066	27,876
Tenants’ security deposits	49,672	40,448
Total liabilities	1,936,157	1,915,398
Commitments and contingencies
Capital:
Private perpetual preferred units, $16.62 per unit liquidation preference, 1,560,360 issued and outstanding in 2015 and 2014	8,004	8,004
Series PR operating partnership units:
ESRT partner's capital (2,675,794 and 2,671,043 general partner operating partnership units and 115,278,240 and 104,520,844 limited partner operating partnership units outstanding in 2015 and 2014, respectively)	516,571	468,638
Limited partners' interests (94,837,920 and 100,210,874 limited partner operating partnership units outstanding in 2015 and 2014, respectively)	817,332	868,163
Series ES operating partnership units (38,991,485 and 42,365,408 limited partner operating partnership units outstanding in 2015 and 2014, respectively)	22,517	26,488
Series 60 operating partnership units (10,557,368 and 11,456,448 limited partner operating partnership units outstanding in 2015 and 2014, respectively)	5,514	6,567
Series 250 operating partnership units (5,238,601 and 5,789,717 limited partner operating partnership units outstanding in 2015 and 2014, respectively)	2,672	3,237
Total capital	1,372,610	1,381,097
Total liabilities and capital	$3,308,767	$3,296,495
The accompanying notes are an integral part of these financial statements

Empire State Realty OP, L.P.
Condensed Consolidated Statements of Income
(unaudited)
(amounts in thousands, except per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Rental revenue	$110,903	$106,152	$333,827	$288,566
Tenant expense reimbursement	23,096	20,034	59,878	49,491
Observatory revenue	35,702	35,684	84,525	83,374
Construction revenue	—	5,804	1,981	33,730
Third-party management and other fees	618	561	1,658	1,925
Other revenue and fees	5,460	1,206	10,565	7,829
Total revenues	175,779	169,441	492,434	464,915
Operating expenses:
Property operating expenses	41,664	38,291	122,051	109,300
Ground rent expenses	2,331	2,066	6,994	2,964
Marketing, general, and administrative expenses	10,182	10,071	28,395	29,786
Observatory expenses	7,284	7,109	21,681	21,210
Construction expenses	—	6,095	3,222	33,173
Real estate taxes	23,613	21,870	69,543	58,429
Acquisition expenses	193	2,647	193	3,382
Depreciation and amortization	45,169	37,880	126,216	96,632
Total operating expenses	130,436	126,029	378,295	354,876
Total operating income	45,343	43,412	114,139	110,039
Interest expense	(16,680)	(17,674)	(50,298)	(46,640)
Income before income taxes	28,663	25,738	63,841	63,399
Income tax expense	(2,578)	(3,004)	(3,283)	(4,153)
Net income	26,085	22,734	60,558	59,246
Private perpetual preferred unit distributions	(234)	(241)	(702)	(241)
Net income attributable to common unitholders	$25,851	$22,493	$59,856	$59,005

Total weighted average units:
Basic	265,873	263,041	265,868	250,696
Diluted	265,873	263,041	265,868	250,696

Earnings per unit attributable to common unitholders:
Basic	$0.10	$0.09	$0.22	$0.23
Diluted	$0.10	$0.09	$0.22	$0.23

Dividends per unit	$0.085	$0.085	$0.255	$0.255

The accompanying notes are an integral part of these financial statements

Empire State Realty OP, L.P.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net income	$26,085	$22,734	$60,558	$59,246
Other comprehensive income (loss):
Unrealized loss on valuation of interest rate swap agreements	(4,384)	—	(4,384)	—
Other comprehensive loss	(4,384)	—	(4,384)	—
Comprehensive income attributable to common unitholders	$21,701	$22,734	$56,174	$59,246

The accompanying notes are an integral part of these financial statements

Empire State Realty OP, L.P.
Condensed Consolidated Statements of Capital
For The Nine Months Ended September 30, 2015
(unaudited)
(amounts in thousands)

			Series PR Operating Partnership Units				Series ES Operating Partnership Units Limited Partners		Series 60 Operating Partnership Units Limited Partners		Series 250 Operating Partnership Units Limited Partners
			General Partner		Limited Partners
	Private Perpetual Preferred Units	Private Perpetual Preferred Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Total Capital
Balance at December 31, 2014	1,560	$8,004	107,191	$468,638	100,211	$868,163	42,365	$26,488	11,546	$6,567	5,790	$3,237	$1,381,097
Conversion of operating partnership units to ESRT Partner's Capital	—	—	10,743	53,120	(5,829)	(50,267)	(3,374)	(2,025)	(989)	(536)	(551)	(292)	—
Equity compensation	—	—	20	294	456	3,965	—	—	—	—	—	—	4,259
Distributions	—	(702)		(29,056)	—	(24,775)	—	(10,219)	—	(2,778)	—	(1,390)	(68,920)
Net income	—	702	—	25,478	—	21,824	—	8,913	—	2,436	—	1,205	60,558
Unrealized loss on valuation of interest rate swap agreements	—	—	—	(1,903)	—	(1,578)	—	(640)	—	(175)	—	(88)	(4,384)
Balance at September 30, 2015	1,560	$8,004	117,954	$516,571	94,838	$817,332	38,991	$22,517	10,557	$5,514	5,239	$2,672	$1,372,610

The accompanying notes are an integral part of these financial statements

Empire State Realty OP, L.P.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(amounts in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash Flows From Operating Activities
Net income	$60,558	$59,246
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	126,216	96,632
Amortization of deferred finance costs and debt premiums and discount	1,626	2,559
Amortization of acquired above- and below-market leases, net	(14,662)	(8,480)
Amortization of acquired below-market ground leases	5,873	2,602
Straight-lining of rental revenue	(15,165)	(32,102)
Equity based compensation	4,259	2,908
Increase (decrease) in cash flows due to changes in operating assets and liabilities:
Restricted cash	5,268	(4,689)
Tenant and other receivables	(8,661)	(2,475)
Deferred leasing costs	(26,533)	(9,049)
Prepaid expenses and other assets	14,745	4,361
Accounts payable and accrued expenses	(4,107)	(12,973)
Deferred revenue and other liabilities	10,190	3,094
Net cash provided by operating activities	159,607	101,634
Cash Flows From Investing Activities
Decrease (increase) in restricted cash for investing activities	(672)	5,162
Acquisition of real estate property, net of cash received	—	(186,588)
Development costs	(493)	(512)
Additions to building and improvements	(103,835)	(82,683)
Net cash used in investing activities	(105,000)	(264,621)

The accompanying notes are an integral part of these financial statements

Empire State Realty OP, L.P.
Condensed Consolidated Statements of Cash Flows (continued)
(unaudited)
(amounts in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash Flows From Financing Activities
Repayment of mortgage notes payable	(143,903)	(57,478)
Proceeds from unsecured revolving credit facility	615,000	—
Repayments of unsecured revolving credit facility	(595,000)	—
Proceeds from term loan and credit facility	—	295,600
Repayments of term loan and credit facility	(470,000)	(265,000)
Proceeds from senior unsecured notes	350,000	250,000
Proceeds from unsecured term loan	265,000	—
Deferred financing costs	(6,128)	(3,192)
Distributions	(68,920)	(64,768)
Net cash (used in) provided by financing activities	(53,951)	155,162
Net increase (decrease) in cash and cash equivalents	656	(7,825)
Cash and cash equivalents—beginning of period	45,732	60,743
Cash and cash equivalents—end of period	$46,388	$52,918

Supplemental disclosures of cash flow information:
Cash paid for interest	$49,305	$42,226
Cash paid for income taxes	$3,258	$2,669

Non-cash investing and financing activities:
Building and improvements included in accounts payable and accrued expenses	$47,029	$36,192
Derivative instruments at fair values included in accounts payable and accrued expenses	4,384	—
Conversion of limited partners' operating partnership units to ESRT partner's capital	53,120	—
Issuance of operating partnership units in connection with the acquisition of real estate properties	—	379,328
Debt assumed with the acquisition of real estate properties	—	182,851
Acquisition of working capital, net of cash	—	(5,155)

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
As of September 30, 2015, our total portfolio contained 10.1 million rentable square feet of office and retail space. We owned 14 office properties (including three long-term ground leasehold interests) encompassing approximately 9.4 million rentable square feet of office space. Nine of these properties are located in the midtown Manhattan market and aggregate approximately 7.5 million rentable square feet of office space, including the Empire State Building. Our Manhattan office properties also contain an aggregate of 519,845 rentable square feet of retail space on their ground floor and/or contiguous levels. Our remaining five office properties are located in Fairfield County, Connecticut and Westchester County, New York, encompassing in the aggregate approximately 1.9 million rentable square feet. The majority of square footage for these five properties is located in densely populated metropolitan communities with immediate access to mass transportation. Additionally, we have entitled land at the Stamford Transportation Center in Stamford, Connecticut, adjacent to one of our office properties, that will support the development of an approximately 380,000 rentable square foot office building and garage, which we refer to herein as Metro Tower. As of September 30, 2015, our portfolio included four standalone retail properties located in Manhattan and two standalone retail properties located in the city center of Westport, Connecticut, encompassing 204,452 rentable square feet in the aggregate.
2. Summary of Significant Accounting Policies
There have been no material changes to the summary of significant accounting policies included in the section entitled "Summary of Significant Accounting Policies" in our December 31, 2014 Annual Report on Form 10-K. Please review the Summary of Significant Accounting Policies set forth in our December 31, 2014 Annual Report on Form 10-K.

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
We consolidate entities in which we have a controlling financial interest.  In determining whether we have a controlling financial interest in a partially owned entity and the requirement to consolidate the accounts of that entity, we consider factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partners/members as well as whether the entity is a variable interest entity (“VIE”) and we are the primary beneficiary.  The primary beneficiary of a VIE is the entity that has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. The primary beneficiary is required to consolidate the VIE. We had no VIEs as of September 30, 2015 and December 31, 2014.

We will assess the accounting treatment for each investment we may have in the future. This assessment will include a review of each entity’s organizational agreement to determine which party has what rights and whether those rights are protective or participating. For all VIEs, we will review such agreements in order to determine which party has the power to direct the activities that most significantly impact the entity’s economic performance and benefit. In situations where we or our partner could approve, among other things, the annual budget, or leases that cover more than a nominal amount of space relative to the total rentable space at each property, we would not consolidate the investment as we consider these to be substantive participation rights that result in shared power of the activities that would most significantly impact the performance and benefit of such joint venture investment.
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
Derivative Instruments
We are exposed to the effect of interest rate changes and manage these risks by following policies and procedures including the use of derivatives. To manage exposure to interest rates, derivatives are used primarily to fix the rate on debt based on floating-rate indices. We record all derivatives on the balance sheet at fair value. We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. For derivatives that qualify as cash flow hedges, we report the effective portion of changes in the fair value of a derivative designated as a hedge as part of other comprehensive income (loss) and subsequently reclassify the effective portion into income in the period that the hedged item affects income. We account for the ineffective portion of changes in the fair value of a derivative directly in income. Reported net income and equity may increase or decrease prospectively, depending on future levels of interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows.

We measure the credit risk of our derivative instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

Recently Issued or Adopted Accounting Standards
During September 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Previously, adjustments to provisional amounts were applied retrospectively. This update requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU No. 2015-16 will be effective for fiscal years beginning January 1, 2016 and subsequent interim periods. The implementation of this update is not expected to cause any material changes to our consolidated financial statements.
During June 2015, the FASB issued ASU No. 2015-10, Technical Corrections and Improvements, which contains amendments that represent changes to clarify the FASB Accounting Standards Codification (“Codification”), correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments in ASU No. 2015-10 that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. All other amendments will be effective upon its issuance. The implementation of this update did not and is not expected to cause any material changes to our consolidated financial statements.
During April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which amends the requirements for the presentation of debt issuance costs and requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU No. 2015-03 is effective for fiscal years, beginning after December 15, 2015 and interim periods within those fiscal years. The implementation of this update is not expected to cause any material changes to our consolidated financial statements other than the reclassification of debt issuance costs from assets to a reduction of liabilities on our consolidated balance sheets.
ASU No. 2015-03 was amended in August 2015 by ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30) - Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, to add to the Codification SEC staff guidance that the SEC staff will not object to an entity presenting the costs of securing line-of-credit arrangements as an asset, regardless of whether there are any outstanding borrowings. The SEC Observer to the Emerging Issues Task Force announced the staff guidance in response to questions that arose after the FASB issued ASU No. 2015-03.
During February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810) - Amendments to the Consolidation Analysis, which amends the criteria for determining which entities are considered VIEs, amends the criteria for determining if a service provider possesses a variable interest in a VIE and ends the deferral granted to investment companies for application of the VIE consolidation model. ASU No. 2015-02 is effective for fiscal years, beginning after December 15, 2015 and interim periods within those fiscal years. We are evaluating the impact of adopting this new accounting standard on our financial statements.
During January 2015, the FASB issued ASU No. 2015-01, Income Statement - Extraordinary and Unusual Items, which eliminates the concept of extraordinary items. However, the presentation and disclosure requirements for items that are either unusual or in nature or infrequent in occurrence remain and will be expanded to include items that are both unusual in nature and infrequent in occurrence. ASU No. 2015-01 is effective for periods beginning after December 15, 2015. We are evaluating the impact of adopting this new accounting standard on our financial statements.

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

ASU No. 2014-09 was amended in August 2015 by ASU No. 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU No. 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU No. 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.

During April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. This guidance is effective prospectively for fiscal years beginning after December 15, 2014. The adoption of ASU No. 2014-08 did not have a material impact on our financial statements.

3. Acquisitions
On July 15, 2014, we acquired the ground and operating lease at 112 West 34th Street (and the fee title to 122 West 34th Street) for $423.6 million, consisting of $87.7 million by assumption of existing mortgage debt, $106.9 million in cash and $229.0 million in Series PR Operating Partnership units (the "Series PR OP Units") . In connection with this transaction, we issued 13,753,009 Series PR OP Units at a unit price of $16.65.
On July 15, 2014, we acquired the ground lease at 1400 Broadway for $310.0 million, consisting of $80.0 million by assumption of existing mortgage debt, $79.7 million in cash and $150.3 million in Series PR OP Units. In connection with this transaction, we issued 9,029,456 Series PR OP Units at a unit price of $16.65.
4. Deferred Costs, Acquired Lease Intangibles and Goodwill
Deferred costs, net consisted of the following (amounts in thousands):

	September 30, 2015	December 31, 2014
Leasing costs	$119,069	$100,653
Acquired in-place lease value and deferred leasing costs	292,428	304,916
Acquired above-market leases	82,516	84,633
Financing costs	20,909	17,334
	514,922	507,536
Less: accumulated amortization	(176,456)	(137,076)
Total deferred costs, net	$338,466	$370,460
Amortization expense related to deferred leasing costs was $4.1 million and $2.2 million for the three months ended September 30, 2015 and 2014, respectively, and $9.6 million and $7.0 million for the nine months ended September 30, 2015 and 2014, respectively. Amortization expense related to deferred financing costs was $1.1 million and $2.7 million for the three months ended September 30, 2015 and 2014, respectively, and $5.0 million and $5.1 million for the nine months ended September 30, 2015 and 2014, respectively, and was included in interest expense.
Amortizing acquired intangible assets and liabilities consisted of the following (amounts in thousands):

	September 30, 2015	December 31, 2014
Acquired below-market ground leases	$396,916	$396,916
Less: accumulated amortization	(11,067)	$(5,029)
Acquired below-market ground leases, net	$385,849	$391,887

	September 30, 2015	December 31, 2014
Acquired below-market leases	$(166,332)	$(169,805)
Less: accumulated amortization	54,020	30,946
Acquired below-market leases, net	$(112,312)	$(138,859)
Amortization expense related to acquired lease intangibles was $9.8 million and $10.1 million for the three months ended September 30, 2015 and 2014, respectively, and $29.4 million and $20.7 million for the nine months ended September 30, 2015 and 2014, respectively. Rental revenue related to the amortization of below-market leases, net of above-market leases, was $4.8 million and $4.6 million for the three months ended September 30, 2015 and 2014, respectively, and $14.7 million and $8.5 million for the nine months ended September 30, 2015 and 2014, respectively.
As of September 30, 2015, we had goodwill of $491.5 million. Goodwill was allocated $227.5 million to the observatory reportable segment and $264.0 million to the real estate segment.

5. Debt
Debt consisted of the following as of September 30, 2015 and December 31, 2014 (amounts in thousands):

			As of September 30, 2015
	Principal Balance as of September 30, 2015	Principal Balance as of December 31, 2014	Stated Rate	Effective Rate(1)	Maturity Date(2)
Mortgage debt collateralized by:
Fixed rate mortgage debt
10 Union Square	$20,380	$20,641	6.00%	6.74%	5/1/2017
10 Bank Street	32,375	32,847	5.72%	6.21%	6/1/2017
1542 Third Avenue	18,327	18,628	5.90%	6.57%	6/1/2017
First Stamford Place	239,675	242,294	5.65%	6.16%	7/5/2017
1010 Third Avenue and 77 West 55th Street	27,200	27,595	5.69%	6.37%	7/5/2017
383 Main Avenue	29,418	29,852	5.59%	6.01%	7/5/2017
1333 Broadway	68,883	69,575	6.32%	3.79%	1/5/2018
1400 Broadway
(first lien mortgage loan)	68,977	69,689	6.12%	3.34%	2/5/2018
(second lien mortgage loan)	9,651	9,803	3.35%	3.35%	2/5/2018
112 West 34th Street
(first lien mortgage loan)	76,682	77,484	6.01%	3.28%	4/5/2018
(second lien mortgage loan)	9,671	9,763	6.56%	3.58%	4/5/2018
1350 Broadway	38,489	38,900	5.87%	3.77%	4/5/2018
Metro Center	98,430	99,845	3.59%	3.67%	11/5/2024
Total fixed rate mortgage debt	738,158	746,916
Floating rate mortgage debt
One Grand Central Place(3)	—	91,000
1359 Broadway(3)	—	44,146
Total floating rate mortgage debt	—	135,146
Total mortgage debt	738,158	882,062
Senior unsecured notes - exchangeable	250,000	250,000	2.63%	3.93%	8/15/2019
Senior unsecured notes:
Series A	100,000	—	3.93%	3.96%	3/27/2025
Series B	125,000	—	4.09%	4.12%	3/27/2027
Series C	125,000	—	4.18%	4.21%	3/27/2030
Unsecured revolving credit facility	20,000	—	(4)	(4)	1/23/2019
Unsecured term loan facility	265,000	—	(5)	(5)	8/24/2022
Secured revolving credit facility	—	170,000	(4)	(4)
Secured term credit facility	—	300,000	(4)	(4)
Total principal	1,623,158	1,602,062
Unamortized premiums, net of unamortized discount	6,250	9,590
Total	$1,629,408	$1,611,652
______________

(1)	The effective rate is the yield as of September 30, 2015, including the effects of debt issuance costs and the amortization of the fair value of debt adjustment.

(2)	Pre-payment is generally allowed for each loan upon payment of a customary pre-payment penalty.

(3)	Repaid in 2015.

(4)
The secured revolving and term credit facility was terminated on January 23, 2015 concurrent with entering into the unsecured revolving credit facility. At September 30, 2015, the unsecured revolving credit facility bears a floating rate at 30 day LIBOR plus 1.15%. The rate at September 30, 2015 was 1.34%.

(5)
The unsecured term loan facility bears a floating rate at 30 day LIBOR plus 1.60%. The rate at September 30, 2015 was 1.79%. Pursuant to a forward interest rate swap agreement, the LIBOR rate was fixed at 2.1485% for $265.0 million of the unsecured term loan facility for the period beginning on August 31, 2017 through maturity.

Principal Payments
Aggregate required principal payments at September 30, 2015 are as follows (amounts in thousands):

Year	Amortization	Maturities	Total
2015	$3,014	$—	$3,014
2016	12,387	—	12,387
2017	10,070	355,761	365,831
2018	2,880	262,210	265,090
2019	2,188	270,000	272,188
2020 and thereafter	11,974	692,674	704,648
Total	$42,513	$1,580,645	$1,623,158

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

The unsecured revolving credit facility is comprised of a revolving credit facility in the maximum original principal amount of $800.0 million. The unsecured revolving credit facility contains an accordion feature that would allow us to increase the maximum aggregate principal amount to $1.25 billion under specified circumstances. As of September 30, 2015, the unsecured revolving credit facility had an outstanding balance of $20.0 million.

Amounts outstanding under the unsecured revolving credit facility bear interest at a floating rate equal to, at our election, (x) a Eurodollar rate, plus a spread that ranges from 0.875% to 1.600% depending upon our leverage ratio and credit rating; or (y) a base rate, plus a spread that ranges from 0.000% to 0.600% depending upon our leverage ratio and credit rating. In addition, the unsecured revolving credit facility permits us to borrow at competitive bid rates determined in accordance with the procedures described in the unsecured revolving credit facility. We paid certain customary fees and expense reimbursements.

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

As of September 30, 2015, we were in compliance with the covenants under the unsecured revolving credit facility.

Secured Revolving and Term Credit Facility

As of December 31, 2014, the secured revolving and term credit facility had an outstanding balance of $470.0 million. The secured revolving and term credit facility was terminated on January 23, 2015 concurrent with entering into the unsecured revolving credit facility described above.

Senior Unsecured Notes

Exchangeable Senior Notes

During August 2014, we issued $250.0 million principal amount of 2.625% Exchangeable Senior Notes (“2.625% Exchangeable Senior Notes”) due August 15, 2019. For the three and nine months ended September 30, 2015, total interest expense related to the 2.625% Exchangeable Senior Notes was $2.4 million and $7.3 million, respectively, consisting of (i) the contractual interest expense of $1.6 million and $4.9 million, respectively, (ii) the additional non-cash interest expense of $0.7 million and $2.0 million respectively, relating to the accretion of the debt discount, and (iii) the amortization of deferred financing costs of $0.1 million and $0.4 million, respectively. For the three and nine months ended September 30, 2014, total interest expense related to the Exchangeable Senior Notes was $1.3 million consisting of (i) the contractual interest expense of $0.9 million, (ii) the additional non-cash interest expense of $0.3 million related to the accretion of the debt discount, and (iii) the amortization of deferred financing costs of $0.1 million.

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

The proceeds from the issuance of the Series A, B and C Senior Notes were used to repay outstanding mortgage debt, reduce amounts outstanding under the unsecured revolving credit facility and for other general corporate purposes. As of September 30, 2015, we were in compliance with the covenants under the Series A, B and C Senior Notes.

Unsecured Term Loan Facility
During August 2015, we entered into a senior unsecured term loan facility, which is referred to herein as the “term loan facility” with Wells Fargo Bank, National Association, as administrative agent, Capital One, National Association, as syndication agent, PNC Bank, National Association, as documentation agent, and the lenders from time to time party thereto.

The term loan facility is in the original principal amount of up to $265.0 million, all of which was borrowed at closing. We may request incremental term loans up to an additional $100.0 million under specified circumstances, for a maximum aggregate principal amount not to exceed $365.0 million.

Amounts outstanding under the term loan facility bear interest at a floating rate equal to, at our election, (x) a LIBOR rate, plus a spread that ranges from 1.400% to 2.350% depending upon our leverage ratio and credit rating; or (y) a base rate, plus a spread that ranges from 0.400% to 1.350% depending upon our leverage ratio and credit rating. Pursuant to a forward interest rate swap agreement, we effectively fixed LIBOR at 2.1485% for $265.0 million of the term loan facility for the period beginning on August 31, 2017 through maturity. In connection with the closing of the term loan facility, we paid certain customary fees and expense reimbursements.

The term loan facility matures on August 24, 2022. We may prepay loans under the term loan facility at any time, subject to certain notice requirements. To the extent that we prepay all or any portion of a loan on or prior to August 24, 2017, we will pay a prepayment premium equal to (i) if such prepayment occurs on or prior to August 24, 2016, 2.00% of the principal amount so prepaid, and (ii) if such prepayment occurs after August 24, 2016 but on or prior to August 24, 2017, 1.00% of the principal amount so prepaid.

The terms of the term loan facility agreement include customary covenants, including limitations on liens, investment, debt, fundamental changes, and transactions with affiliates and will require certain customary financial reports. The term loan facility requires compliance with financial ratios including a maximum leverage ratio, a maximum secured leverage ratio, a minimum amount of tangible net worth, a minimum fixed charge coverage ratio, a minimum unencumbered interest coverage ratio, a maximum unsecured leverage ratio and a maximum amount of secured recourse indebtedness. It also contains customary events of default (subject in certain cases to specified cure periods). These terms in the term loan facility agreement are consistent with the terms under our unsecured revolving credit facility agreement.

The proceeds from the term loan facility were used to repay borrowings made under the unsecured revolving credit facility. As of September 30, 2015, we were in compliance with the covenants under the term loan facility.

6. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following as of September 30, 2015 and December 31, 2014 (amounts in thousands):

	September 30, 2015	December 31, 2014
Accounts payable and accrued expenses	$78,707	$68,488
Payable to the estate of Leona M. Helmsley (1)	18,367	18,367
Interest rate swap agreements liability	4,384	—
Accrued interest payable	3,953	5,953
Due to affiliated companies	1,288	3,755
Accounts payable and accrued expenses	$106,699	$96,563
___________

(1)	Reflects a payable to the estate of Leona M. Helmsley in the amount of New York City transfer taxes which would have been payable in absence of the estate's exemption from such tax.

7. Financial Instruments and Fair Values
Derivative Financial Instruments
We use derivative financial instruments primarily to manage interest rate risk and such derivatives are not considered speculative. These derivative instruments are typically in the form of interest rate swap and forward agreements and the primary objective is to minimize interest rate risks associated with investing and financing activities. The counterparties of these arrangements are major financial institutions with which we may also have other financial relationships. We are exposed to credit risk in the event of non-performance by these counterparties; however, we currently do not anticipate that any of the counterparties will fail to meet their obligations.

We have agreements with our derivative counterparties that contain a provision where if we either default or are capable of being declared in default on any of our indebtedness, then we could also be declared in default on our derivative obligations. As of September 30, 2015, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $4.6 million. If we had breached any of these provisions at September 30, 2015, we could have been required to settle our obligations under the agreements at their termination value of $4.6 million.

As of September 30, 2015, we have three interest rate LIBOR swaps with effective dates of July 5, 2017 and August 31, 2017 and an aggregate notional value of $465.0 million, which fixes interest rates at 2.1485% and 2.5050%, and mature between August 24, 2022 and July 5, 2027. The notional value does not represent exposure to credit, interest rate or market risks. The fair value of these derivative instruments, which is included in accounts payable and accrued expenses on the condensed consolidated balance sheet, amounted to $4.4 million at September 30, 2015. These interest rate swaps have been designated as cash flow hedges and hedge the future cash outflows on our mortgage debt and also on our term loan facility that is subject to a floating interest rate. As of September 30, 2015, these cash flow hedges are deemed effective and an unrealized loss of $4.4 million is reflected in the condensed consolidated statements of comprehensive income. We estimate that the amount of the current balance held in accumulated other comprehensive loss that will be reclassified into interest expense within the next 12 months will be $0.0 million.

Fair Valuation
The estimated fair values at September 30, 2015 and December 31, 2014 were determined by management, using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The fair value of derivative instruments, which is classified as Level 2, and measured on a recurring basis, is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. As of September 30, 2015, the carrying amount and fair value of such derivative financial instruments is $4.4 million and is included in accounts payable and accrued expenses on the condensed consolidated balance sheet.

The fair value of borrowings, which is classified as Level 3, is estimated by discounting the contractual cash flows of each debt to their present value using adjusted market interest rates, which is provided by a third-party specialist. The following table presents the aggregate carrying value of our debt and the corresponding estimates of fair value as of September 30, 2015 and December 31, 2014 (amounts in thousands):

	September 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage notes payable	$754,738	$762,096	$903,985	$912,365
Senior unsecured notes - exchangeable	239,670	253,430	237,667	253,469
Senior unsecured notes - Series A, B and C	350,000	348,481	—	—
Unsecured revolving credit facility	20,000	20,000	—	—
Unsecured term loan facility	265,000	265,000	—	—
Term loan and credit facility	—	—	470,000	470,000
Disclosure about fair value of financial instruments is based on pertinent information available to us as of September 30, 2015 and December 31, 2014. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

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

9. Commitments and Contingencies
Legal Proceedings
Except as described below, as of September 30, 2015, we were not involved in any material litigation, nor, to our knowledge, was any material litigation threatened against us or our properties, other than routine litigation arising in the ordinary course of business such as disputes with tenants. We believe that the costs and related liabilities, if any, which may result from such actions will not materially affect our condensed consolidated financial position, operating results or liquidity.
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
On March 27, 2014, the investors who challenged the buyout provision moved in the appellate court for reargument or in the alternative for leave to appeal the appeals court’s ruling to the New York Court of Appeals. Opposition to the motion was filed on April 7, 2014. The appellate court denied the motion on May 22, 2014. The investors moved in the New York Court of Appeals for leave to appeal on June 26, 2014. Opposition to this motion was filed on July 11, 2014 and the court dismissed the motion by order dated September 18, 2014. On October 20, 2014, the investors moved to re-argue that dismissal. That motion was denied on December 17, 2014, and counsel for these investors has represented that the investors do not intend to pursue further appellate review of the court’s April 30, 2013 ruling rejecting the challenge to the buyout provision. On March 3, 2015, plaintiffs' counsel filed a motion with the court for its approval of distribution of the net settlement fund. In that motion plaintiffs' counsel also asked for additional fees and expenses to be paid out of the fund. On March 20, 2015, Malkin Holdings LLC filed a response to that motion in which it supported distribution of the fund and took no position on additional fees and expenses. No opposition to the motion was filed and the court granted the motion. The parties are in the process of distributing the net settlement fund to the class.
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
In addition, commencing December 24, 2013, four putative class actions, or the "Second Class Actions," were filed in New York State Supreme Court, New York County, against Malkin Holdings LLC, Peter L. Malkin, Anthony E. Malkin and Thomas N. Keltner, Jr. on behalf of former investors in Empire State Building Associates L.L.C. Generally, the Second Class Actions alleged that the defendants breached their fiduciary duties and were unjustly enriched. One of the Second Class Actions named us and ESRT as defendants, alleging that they aided and abetted the breaches of fiduciary duty. The Second Class Actions were consolidated on consent, and co-lead class counsel was appointed by order dated February 11, 2014. A Consolidated Amended Complaint was filed February 7, 2014, which did not name us or ESRT as defendants. It seeks monetary damages. On March 7, 2014, defendants filed a motion to dismiss the Second Class Actions, which the plaintiffs opposed and was fully submitted to the court on April 28, 2014. The court heard oral arguments on the motion on July 7, 2014, and the motion to dismiss was granted in a ruling entered July 21, 2014. The plaintiffs filed a notice of appeal on August 8, 2014. On January 12, 2015, the plaintiffs filed a motion to supplement the record on appeal to include additional materials from the Original Class Action, which the defendants opposed. The motion was denied on March 5, 2015. The plaintiffs perfected this appeal by filing their brief and the appellate record with the court on March 23, 2015. Oral argument on the appeal is scheduled for October 28, 2015.
We will incur costs in connection with this litigation. If an appeal were successful and the court were ultimately to rule against the defendants there is a risk that it could have a material adverse effect on us, which could take the form of monetary damages or other equitable relief. At this time, due to the spectrum of remedies which may result from the outcome of the matter and the difficulty in calculating and allocating damages (if any) among the defendants, we cannot reasonably assess the timing or outcome of this litigation and any related indemnification obligations, estimate the amount of loss, or assess their effect, if any, on our financial statements.
On or about October 14, 2014, the 12 investors (out of approximately 4,500 investors covered by the Original Class Actions) who opted out of the Original Class Actions filed an arbitration with the American Arbitration Association against Peter L. Malkin, Anthony E. Malkin, Thomas N. Keltner, Jr., and Malkin Holdings LLC, as respondents, alleging breach of fiduciary duty and related claims in connection with the consolidation. The statement of claim in that arbitration seeks monetary damages and declaratory relief. The respondents filed an answering statement and counterclaims. On December 18, 2014, these claimants also filed a complaint in the United States District Court for the Southern District of New York alleging the same claims that they asserted in the arbitration. As alleged in the complaint, the claimants filed this lawsuit to toll the statute of limitations on their claims in the event it is determined that the claims are not subject to arbitration, and they plan to move to stay the lawsuit in favor of the pending arbitration. On February 2, 2015, the claimants filed an amended complaint adding an additional claim and making other non-substantive modifications to the original complaint. On March 12, 2015, the court stayed the action on consent of all parties pending the arbitration. Discovery in the arbitration is proceeding and the hearings are scheduled to commence May 28, 2016.
The arbitration is in its early stages, and, as with the prior claims challenging the consolidation and related matters, the defendants believe these allegations are entirely without merit, and they intend to defend vigorously.
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
Unfunded Capital Expenditures
At September 30, 2015, we estimate that we will incur approximately $65.7 million of capital expenditures (including tenant improvements and leasing commissions) on our consolidated properties pursuant to existing lease agreements. We expect to fund these capital expenditures with operating cash flow, additional property level mortgage financings, our unsecured revolving credit facility, other issuances of debt, and cash on hand. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs. We expect that these financing requirements will be met in a similar fashion.
Ground Leases
Aggregate required payments on ground leases at September 30, 2015 are as follows (amounts in thousands):

2015	$378
2016	1,518
2017	1,518
2018	1,518
2019	1,518
Thereafter	58,248
$64,698
Concentration of Credit Risk
Financial instruments that subject us to credit risk consist primarily of cash, restricted cash, tenant and other receivables and deferred rent receivables. At September 30, 2015, we held on deposit at various major financial institutions cash and cash equivalents and restricted cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation.
Asset Retirement Obligations
We are required to accrue costs that we are legally obligated to incur on retirement of our properties which result from acquisition, construction, development and/or normal operation of such properties. Retirement includes sale, abandonment or disposal of a property. Under that standard, a conditional asset retirement obligation represents a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within a company’s control and a liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated. Environmental site assessments and investigations have identified asbestos or asbestos-containing building materials in certain of our properties. As of September 30, 2015, management has no plans to remove or alter these properties in a manner that would trigger federal and other applicable regulations for asbestos removal, and accordingly, the obligations to remove the asbestos or asbestos-containing building materials from these properties have indeterminable settlement dates. As such, we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligation. However ongoing asbestos abatement, maintenance programs and other required documentation are carried out as required and related costs are expensed as incurred.
Other Environmental Matters
Certain of our properties have been inspected for soil contamination due to pollutants, which may have occurred prior to our ownership of these properties or subsequently in connection with its development and/or its use. Required remediation to such properties has been completed, and as of September 30, 2015, our management believes that there are no obligations related to environmental remediation other than maintaining the affected sites in conformity with the relevant authority’s mandates and filing the required documents. All such maintenance costs are expensed as incurred. We expect that resolution of the environmental matters relating to the above will not have a material impact on our business, assets, consolidated financial condition, results of operations or liquidity. However, we cannot be certain that we have identified all environmental liabilities at our properties, that all necessary remediation actions have been or will be undertaken at our properties or that we will be indemnified, in full or at all, in the event that such environmental liabilities arise.
Insurance Coverage
We carry insurance coverage on our properties of types and in amounts with deductibles that we believe are in line with coverage customarily obtained by owners of similar properties.
10. Capital
As of September 30, 2015, there were 267,579,408 operating partnership units outstanding, of which 117,954,034, or 44.1%, were owned by ESRT and 149,625,374, or 55.9%, were owned by other partners, including ESRT directors, members of senior management and other employees.
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
Distributions
Total distributions paid to OP unitholders were $22.7 million and $68.2 million for the three and nine months ended September 30, 2015, respectively, and $22.7 million and $64.5 million for the three and nine months ended September 30, 2014, respectively. Total distributions paid to preferred unitholders were $0.2 million and $0.7 million for the three and nine months ended September 30, 2015, respectively, and $0.2 million for the three and nine months ended September 30, 2014.
Incentive and Share-Based Compensation
The 2013 Plan provides for grants to directors, employees and consultants consisting of stock options, restricted stock, dividend equivalents, stock payments, performance shares, LTIP units, stock appreciation rights and other incentive awards. An aggregate of 12.2 million shares of ESRT common stock is authorized for issuance under awards granted pursuant to the 2013 Plan, and as of September 30, 2015, 10.2 million shares of ESRT common stock remain available for future issuance.
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

In February 2015, we made grants of LTIP units and ESRT restricted stock to certain other employees under the 2013 Plan. At such time, we granted a total of 33,398 LTIP units and 14,315 shares of ESRT restricted stock that are subject to time-based vesting and 33,398 LTIP units and 14,315 shares of ESRT restricted stock that are subject to performance-based vesting, with fair market values of $0.8 million for the time-based vesting awards and $0.4 million for the performance-based vesting awards. The awards subject to time-based vesting vest ratably over four years from January 1, 2015, subject generally to the grantee's continued employment. The first installment vests on the first-year anniversary date of January 1, 2015 and the remainder will vest thereafter in three equal annual installments. The vesting of the awards subject to performance-based vesting is based on the achievement of absolute and relative total stockholder return hurdles over a three-year performance period, commencing on January 1, 2015. Following the completion of the three -year performance period, our compensation committee will determine the number of LTIP units or ESRT shares to which the grantee is entitled based on our performance relative to the performance hurdles set forth in the award agreements the grantee entered into in connection with the award grant. These units and ESRT shares then vest in two installments, with the first installment vesting on January 1, 2018 and the second installment vesting on January 1, 2019, subject generally to the grantee's continued employment on those dates. We issued operating partnership units to ESRT for each share of restricted stock issued by ESRT.

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
LTIP units and ESRT restricted stock issued during the nine months ended September 30, 2015 were valued at $6.6 million. The weighted-average per unit or share fair value was $13.36 for grants issued in 2015. The per unit or share granted in 2015 was estimated on the respective dates of grant using the following assumptions: an expected life of 3.0 and 2.9 years, a dividend rate of 1.90%, a risk-free interest rate of 0.8% and 1.0%, and an expected price volatility between 24.0% and 29.0%.
No other stock options, dividend equivalents, or stock appreciation rights were issued or outstanding in 2015.
The following is a summary of ESRT restricted stock and LTIP unit activity for the nine months ended September 30, 2015:

	Restricted Stock	LTIP Units	Weighted Average Grant Price
Unvested balance at December 31, 2014	102,296	1,194,660	$13.78
Vested	(7,405)	(59,875)	15.00
Granted	30,020	461,180	18.11
Forfeited	(8,977)	(5,544)	16.11
Unvested balance at September 30, 2015	115,934	1,590,421	$14.96
The LTIP unit and ESRT restricted stock award agreements will immediately vest upon the later of (i) the date the grantee attains the age of 60 and (ii) the date on which grantee has first completed ten years of continuous service with our company or its affiliates. For award agreements that qualify, we recognize noncash compensation expense on the grant date for the time-based awards and ratably over the vesting period for the performance-based awards, and accordingly, we recognized $0.5 million for the nine months ended September 30, 2015 and $0.3 million for the nine months ended September 30, 2014. Unrecognized compensation expense was $0.2 million at September 30, 2015, which will be recognized over a period of 1.4 years.
For the remainder of the LTIP unit and ESRT restricted stock awards, we recognize noncash compensation expense ratably over the vesting period, and accordingly, we recognized noncash compensation expense of $1.4 million and $3.8 million for the three and nine months ended September 30, 2015, respectively, and $0.9 million and $2.8 million for the three and nine months ended September 30, 2014, respectively. Unrecognized compensation expense was $11.6 million at September 30, 2015, which will be recognized over a weighted average period of 2.5 years.

Earnings Per Unit
Earnings per unit for the three and nine months ended September 30, 2015 and 2014 is computed as follows (amounts in thousands, except per unit amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Numerator:
Net income	$26,085	$22,734	$60,558	$59,246
Private perpetual preferred unit distributions	(234)	(241)	(702)	(241)
Earnings allocated to unvested units	(161)	(127)	(425)	(374)
Net income attributable to common unitholders - basic and diluted	$25,690	$22,366	$59,431	$58,631

Denominator -
Weighted average units outstanding - basic and diluted	265,873	263,041	265,868	250,696

Earnings per unit - basic and diluted	$0.10	$0.09	$0.22	$0.23

There were 802,462 and 692,209 antidilutive units for the three and nine months ended September 30, 2015, respectively, and 674,642 and 607,654 antidilutive units for the three and nine months ended September 30, 2014, respectively.
11. Related Party Transactions
Supervisory Fee Revenue

We earned supervisory fees from affiliated entities not included in our condensed consolidated financial statements of $0.5 million and $0.5 million for the three months ended September 30, 2015 and 2014, respectively, and $1.4 million and $1.6 million for the nine months ended September 30, 2015 and 2014, respectively. These fees are included within third-party management and other fees.
Property Management Fee Revenue
We earned property management fees from affiliated entities not included in our condensed consolidated financial statements of $0.1 million and $0.1 million for the three months ended September 30, 2015 and 2014, respectively, and $0.2 million and $0.3 million for the nine months ended September 30, 2015 and 2014, respectively. These fees are included within third-party management and other fees.
Other
We are reimbursed at allocable cost for 647 square feet of shared office space, equipment, and administrative support, as was done prior to our formation, and we receive rent generally at market rental rate for 3,074 square feet of leased space, from entities affiliated with Anthony E. Malkin at one of our properties aggregating $0.06 million and $0.02 million for the three months ended September 30, 2015 and 2014, respectively and $0.2 million and $0.1 million for the nine months ended September 30, 2015 and 2014, respectively. In each case the space is expected to be temporary, and such affiliate has the right to cancel such lease without special payment on 90 days’ notice.
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

The following tables provide components of segment profit for each segment for the three and nine months ended September 30, 2015 and 2014 (amounts in thousands):

	Three Months Ended September 30, 2015
	Real Estate	Observatory	Other	Intersegment Elimination	Total
Revenues:
Rental revenue	$110,903	$—	$—	$—	$110,903
Intercompany rental revenue	20,828	—	—	(20,828)	—
Tenant expense reimbursement	23,096	—	—	—	23,096
Observatory revenue	—	35,702	—	—	35,702
Construction revenue	—	—	—	—	—
Third-party management and other fees	618	—	—	—	618
Other revenue and fees	5,460	—	—	—	5,460
Total revenues	160,905	35,702	—	(20,828)	175,779
Operating expenses:
Property operating expenses	41,664	—	—	—	41,664
Intercompany rent expense	—	20,828	—	(20,828)	—
Ground rent expense	2,331	—	—	—	2,331
Marketing, general, and administrative expenses	10,182	—	—	—	10,182
Observatory expenses	—	7,284	—	—	7,284
Construction expenses	—	—	—	—	—
Real estate taxes	23,613	—	—	—	23,613
Acquisition expenses	193	—	—	—	193
Depreciation and amortization	45,072	97	—	—	45,169
Total operating expenses	123,055	28,209	—	(20,828)	130,436
Total operating income	37,850	7,493	—	—	45,343
Interest expense	(16,680)	—	—	—	(16,680)
Income before income taxes	21,170	7,493	—	—	28,663
Income tax expense	(474)	(2,104)	—	—	(2,578)
Net income	$20,696	$5,389	$—	$—	$26,085
Segment assets	$3,070,234	$235,937	$2,596	$—	$3,308,767
Expenditures for segment assets	$39,915	$187	$—	$—	$40,102

	Three Months Ended September 30, 2014
	Real Estate	Observatory	Other	Intersegment Elimination	Total
Revenues:
Rental revenue	$106,152	$—	$—	$—	$106,152
Intercompany rental revenue	19,986	—	—	(19,986)	—
Tenant expense reimbursement	20,034	—	—	—	20,034
Observatory revenue	—	35,684	—	—	35,684
Construction revenue	—	—	7,292	(1,488)	5,804
Third-party management and other fees	561	—	—	—	561
Other revenue and fees	1,206	—	—	—	1,206
Total revenues	147,939	35,684	7,292	(21,474)	169,441
Operating expenses:
Property operating expenses	38,291	—	—	—	38,291
Intercompany rent expense	—	19,986	—	(19,986)	—
Ground rent expense	2,066	—	—	—	2,066
Marketing, general, and administrative expenses	10,071	—	—	—	10,071
Observatory expenses	—	7,109	—	—	7,109
Construction expenses	—	—	7,355	(1,260)	6,095
Real estate taxes	21,870	—	—	—	21,870
Acquisition expenses	2,647	—	—	—	2,647
Depreciation and amortization	37,797	79	4	—	37,880
Total operating expenses	112,742	27,174	7,359	(21,246)	126,029
Total operating income (loss)	35,197	8,510	(67)	(228)	43,412
Interest expense	(17,674)	—	—	—	(17,674)
Income (loss) before income taxes	17,523	8,510	(67)	(228)	25,738
Income tax expense	(94)	(2,857)	(53)	—	(3,004)
Net income (loss)	$17,429	$5,653	$(120)	$(228)	$22,734
Segment assets	$3,038,363	$255,081	$8,572	$—	$3,302,016
Expenditures for segment assets	$422,175	$99	$—	$—	$422,274

	Nine Months Ended September 30, 2015
	Real Estate	Observatory	Other	Intersegment Elimination	Total
Revenues:
Rental revenue	$333,827	$—	$—	$—	$333,827
Intercompany rental revenue	51,402	—	—	(51,402)	—
Tenant expense reimbursement	59,878	—	—	—	59,878
Observatory revenue	—	84,525	—	—	84,525
Construction revenue	—	—	5,696	(3,715)	1,981
Third-party management and other fees	1,658	—	—	—	1,658
Other revenue and fees	10,565	—	—	—	10,565
Total revenues	457,330	84,525	5,696	(55,117)	492,434
Operating expenses:
Property operating expenses	122,051	—	—	—	122,051
Intercompany rent expense	—	51,402	—	(51,402)	—
Ground rent expense	6,994	—	—	—	6,994
Marketing, general, and administrative expenses	28,395	—	—	—	28,395
Observatory expenses	—	21,681	—	—	21,681
Construction expenses	—	—	6,539	(3,317)	3,222
Real estate taxes	69,543	—	—	—	69,543
Acquisition expenses	193	—	—	—	193
Depreciation and amortization	125,847	268	101	—	126,216
Total operating expenses	353,023	73,351	6,640	(54,719)	378,295
Total operating income (loss)	104,307	11,174	(944)	(398)	114,139
Interest expense	(50,298)	—	—	—	(50,298)
Income (loss) before income taxes	54,009	11,174	(944)	(398)	63,841
Income tax (expense) benefit	(1,247)	(2,376)	340	—	(3,283)
Net income (loss)	$52,762	$8,798	$(604)	$(398)	$60,558
Expenditures for segment assets	$109,104	$211	$—	$—	$109,315

	Nine Months Ended September 30, 2014
	Real Estate	Observatory	Other	Intersegment Elimination	Total
Revenues:
Rental revenue	$288,566	$—	$—	$—	$288,566
Intercompany rental revenue	51,552	—	—	(51,552)	—
Tenant expense reimbursement	49,491	—	—	—	49,491
Observatory revenue	—	83,374	—	—	83,374
Construction revenue	—	—	37,081	(3,351)	33,730
Third-party management and other fees	1,925	—	—	—	1,925
Other revenue and fees	7,829	—	—	—	7,829
Total revenues	399,363	83,374	37,081	(54,903)	464,915
Operating expenses:
Property operating expenses	109,300	—	—	—	109,300
Intercompany rent expense	—	51,552	—	(51,552)	—
Ground rent expense	2,964	—	—	—	2,964
Marketing, general, and administrative expenses	29,786	—	—	—	29,786
Observatory expenses	—	21,210	—	—	21,210
Construction expenses	—	—	36,052	(2,879)	33,173
Real estate taxes	58,429	—	—	—	58,429
Acquisition expenses	3,382	—	—	—	3,382
Depreciation and amortization	96,404	217	11	—	96,632
Total operating expenses	300,265	72,979	36,063	(54,431)	354,876
Total operating income (loss)	99,098	10,395	1,018	(472)	110,039
Interest expense	(46,640)	—	—	—	(46,640)
Income (loss) before income taxes	52,458	10,395	1,018	(472)	63,399
Income tax expense	(1,024)	(3,035)	(94)	—	(4,153)
Net income (loss)	$51,434	$7,360	$924	$(472)	$59,246
Expenditures for segment assets	$459,910	$99	$—	$—	$460,009

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

The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	changes in our industry, the real estate markets, either nationally or in Manhattan or the greater New York metropolitan area;

•	resolution of the litigations and arbitration involving the company;

•	reduced demand for office or retail space;

•	general volatility of the capital and credit markets and the market price of ESRT's Class A common stock and our publicly-traded operating partnership units;

•	changes in our business strategy;

•	changes in technology and market competition, which affect utilization of our broadcast or other facilities;

•	changes in domestic or international tourism, including geopolitical events and currency exchange rates;

•	defaults on, early terminations of, or non-renewal of leases by tenants;

•	bankruptcy or insolvency of a major tenant or a significant number of smaller tenants;

•	fluctuations in interest rates;

•	increased operating costs;

•	declining real estate valuations and impairment charges;

•	termination or expiration of our ground leases;

•	availability, terms and deployment of capital;

•	our failure to obtain necessary outside financing, including our unsecured revolving credit facility;

•	our leverage;

•	decreased rental rates or increased vacancy rates;

•	our failure to generate sufficient cash flows to service our outstanding indebtedness;

•	our failure to redevelop and reposition properties successfully or on the anticipated timeline or at the anticipated costs;

•	difficulties in identifying properties to acquire and completing acquisitions;

•	risks of real estate development (including our Metro Tower development site), including the cost of construction delays and cost overruns;

•	failure to operate properties successfully;

•	inability to manage our growth effectively;

•	inability to make distributions to our stockholders in the future;

•	impact of changes in governmental regulations, tax law and rates and similar matters;

•	failure to continue to qualify as a real estate investment trust, or REIT;

•	a future terrorist event in the U.S.;

•	environmental uncertainties and risks related to adverse weather conditions and natural disasters;

•	lack, or insufficient amounts, of insurance;

•	unavailability of, and inability to attract and retain, qualified personnel;

•	conflicts of interest affecting any of our senior management team;

•	misunderstanding of our competition;

•	changes in real estate and zoning laws and increases in real property tax rates;

•
risks associated with security breaches through cyberattacks, cyber intrusions or otherwise, as well as other significant disruptions of our technology (IT) networks related systems, which support our operations and our buildings;

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
Overview
During the three months ended September 30, 2015:

•	Achieved Core Funds From Operations (“Core FFO”) of $0.27 per fully diluted share and net income attributable to the Company of $0.10 per fully diluted share.

•	Total portfolio was 87.4% occupied; including signed leases not commenced (“SLNC”), the total portfolio was 90.0% leased at September 30, 2015.

•	Manhattan office portfolio (excluding the retail component of these properties) was 85.4% occupied; including SLNC, the Manhattan office portfolio was 88.4% leased at September 30, 2015.

•	Retail portfolio was 92.7% occupied; including SLNC, the retail portfolio was 94.6% leased at September 30, 2015.

•	Empire State Building was 83.7% occupied; including SLNC, the Empire State Building was 91.2% leased at September 30, 2015.

•
Executed 67 leases, representing 338,477 rentable square feet across the total portfolio, achieving a 34.5% increase in mark-to-market rent over previous fully escalated rents on new, renewal, and expansion leases.

•
Signed 23 new leases representing 232,198 rentable square feet in the third quarter 2015 for the Manhattan office portfolio (excluding the retail component of these properties), achieving an increase of 41.0% in mark-to-market rent over previous fully escalated rents.

•	The Empire State Building Observatory revenue for the third quarter 2015 was $35.7 million, same as the third quarter 2014.

•	Netted a $2.3 million break-up fee on a contingent contract we entered into on an off-market transaction to acquire a property.

•	Closed on a new seven year $265.0 million senior unsecured term loan facility.

•	Declared a dividend in the amount of $0.085 per share for the third quarter 2015, which was paid on September 30, 2015.
As of September 30, 2015, our total portfolio contained 10.1 million rentable square feet of office and retail space. We owned 14 office properties (including three long-term ground leasehold interests) encompassing approximately 9.4 million rentable square feet of office space. Nine of these properties are located in the midtown Manhattan market and aggregate approximately 7.5 million rentable square feet of office space, including the Empire State Building. Our Manhattan office properties also contain an aggregate of 519,845 rentable square feet of premier retail space on their ground floor and/or contiguous levels. Our remaining five office properties are located in Fairfield County, Connecticut and Westchester County, New York, encompassing in the aggregate approximately 1.9 million rentable square feet. The majority of square footage for these five properties is located in densely populated metropolitan communities with immediate access to mass transportation. Additionally, we have entitled land at the Stamford Transportation Center in Stamford, Connecticut, adjacent to one of our office properties, that will support the development of an approximately 380,000 rentable square foot office building and garage, which we refer to herein as Metro Tower. As of September 30, 2015, our portfolio included four standalone retail properties located in Manhattan and two standalone retail properties located in the city center of Westport, Connecticut, encompassing 204,452 rentable square feet in the aggregate.
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
The components of the Empire State Building revenue are as follows (dollars in thousands):

	Nine months ended September 30,
	2015		2014
Office leases	$80,052	37.1%	78,310	37.9%
Retail leases	7,826	3.6%	7,015	3.4%
Tenant reimbursements & other income	27,666	12.8%	22,230	10.8%
Observatory operations	84,525	39.2%	83,374	40.4%
Broadcasting licenses and leases	15,794	7.3%	15,403	7.5%
Total	$215,863	100.0%	$206,332	100.0%

From 2002 through 2006, we gradually gained full control of the day-to-day management of our Manhattan office properties (with the estate of Leona M. Helmsley then continuing to hold certain approval rights on major decisions at some of these properties as a result of its interest in the entities owning the properties). Since then, we have been undertaking a comprehensive redevelopment and repositioning strategy of our Manhattan office properties that has included the physical improvement through upgrades and modernization of, and tenant upgrades in, such properties. Since we assumed full control of the day-to-day management of our Manhattan office properties beginning with One Grand Central Place in 2002, and through September 30, 2015, we have invested a total of approximately $629.0 million (excluding tenant improvement costs and leasing commissions) in our Manhattan office properties pursuant to this program. Of the $629.0 million invested pursuant to this program, $319.0 million was invested at the Empire State Building. We currently estimate that between $45.0 million and $75.0 million of capital is needed beyond September 30, 2015 to complete substantially the redevelopment and repositioning program at our Manhattan office properties. We expect the redevelopment program at the Empire State Building to continue until the end of 2016 due to the size and scope of our remaining work and our desire to minimize tenant disruptions at the property. These estimates are based on our current budgets (which do not include tenant improvement and leasing commission costs) and are subject to change.

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

As of September 30, 2015, we have no debt maturing in 2015 and 2016, and we have total debt outstanding of approximately $1.6 billion, with a weighted average interest rate of 4.11% (excluding premiums and discount) and a weighted average maturity of 5.7 years. Our consolidated debt to total market capitalization was approximately 26% as of September 30, 2015.
As of March 27, 2015, we no longer solicited new business for our construction management business. We completed all projects that were in progress.

Results of Operations
Overview
The discussion below relates to the financial condition and results of operations for the three and nine months ended September 30, 2015 and 2014.
Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014
The following table summarizes the historical results of operations for the three months ended September 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended September 30,
	2015	2014	Change	%
Revenues:
Rental revenue	$110,903	$106,152	$4,751	4.5%
Tenant expense reimbursement	23,096	20,034	3,062	15.3%
Observatory revenue	35,702	35,684	18	0.1%
Construction revenue	—	5,804	(5,804)	(100.0)%
Third-party management and other fees	618	561	57	10.2%
Other revenues and fees	5,460	1,206	4,254	352.7%
Total revenues	175,779	169,441	6,338	3.7%
Operating expenses:
Property operating expenses	41,664	38,291	3,373	8.8%
Ground rent expenses	2,331	2,066	265	12.8%
Marketing, general and administrative expenses	10,182	10,071	111	1.1%
Observatory expenses	7,284	7,109	175	2.5%
Construction expenses	—	6,095	(6,095)	(100.0)%
Real estate taxes	23,613	21,870	1,743	8.0%
Acquisition expenses	193	2,647	(2,454)	(92.7)%
Depreciation and amortization	45,169	37,880	7,289	19.2%
Total operating expenses	130,436	126,029	4,407	3.5%
Operating income	45,343	43,412	1,931	4.4%
Interest expense	(16,680)	(17,674)	994	(5.6)%
Income before income taxes	28,663	25,738	2,925	11.4%
Income tax expense	(2,578)	(3,004)	426	(14.2)%
Net income	26,085	22,734	3,351	14.7%
Private perpetual preferred unit distributions	(234)	(241)	7	100.0%
Net income attributable to common unitholders	$25,851	$22,493	$3,358	14.9%

Rental Revenue
The increase in rental income was primarily attributable to the acquisition of two properties during July 2014 which increased rental income by $3.0 million. The remaining increase is primarily due to increased rental rates.
Tenant Expense Reimbursement

The increase in tenant expense reimbursement is primarily attributable to higher real estate tax reimbursements and higher electric submeter expense reimbursements.
Observatory Revenue
Observatory revenues were consistent with the three months ended September 30, 2014.
Construction Revenue
Construction revenue declined due to the construction business winding down its operations.
Third-Party Management and Other Fees
Third party management fees were consistent with the three months ended September 30, 2014.
Other Revenues and Fees
During the third quarter of 2015, we entered into a contingent contract for an off-market property from which we ultimately received a break-up fee when the seller achieved a higher price which we declined to match. The increase in other revenues and fees is primarily due to the receipt of a $2.5 million acquisition break-up fee in the third quarter of 2015.
Property Operating Expenses
The increase in property operating expenses is primarily attributable to higher utility costs of $1.9 million, payroll costs of $1.0 million and repairs and maintenance costs of $0.8 million.
Ground Rent Expenses
The increase in ground rent expenses is attributable to the acquisition of two properties during July 2014.
Marketing, General and Administrative Expenses
Marketing, general and administrative expenses increased primarily due to higher incentive based compensation costs which were partially offset by lower professional fees incurred in the three months ended September 30, 2015.
Observatory Expenses
Observatory expenses were consistent with the three months ended September 30, 2014.
Construction Expenses
The decline in construction expenses correlates with the lower revenues due to the construction business winding down its operations.
Real Estate Taxes
The increase in real estate taxes is primarily attributable to the acquisition of two properties during July 2014 which increased real estate taxes by $0.6 million, as well as higher taxes of $1.1 million resulting from higher assessed values and rates for several properties.
Acquisition Expenses
The decrease in acquisition expenses is primarily attributable to the acquisition of two properties during July 2014.
Depreciation and Amortization
The increase in depreciation and amortization is primarily attributable to the write-off of acquired intangible lease costs of $5.7 million in connection with a tenant lease space reduction. Also the acquisition of two properties during July 2014 increased depreciation and amortization by $1.3 million.
Interest Expense
The reduction in interest expense is due to the refinancing of debt during 2014 and 2015. Partially offsetting this is higher interest expense attributable to the acquisition of two properties during July 2014.

Income taxes
The decrease in income tax expense is attributable to activities within ESRT's taxable REIT subsidiaries, primarily related to our Observatory and construction operations which recognized a lower net operating income for the three months ended September 30, 2015 compared to the three months ended September 30, 2014.
Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014
The following table summarizes the historical results of operations for the nine months ended September 30, 2015 and 2014 (dollars in thousands):

	Nine months ended September 30,
	2015	2014	Change	%
Revenues:
Rental revenue	$333,827	$288,566	$45,261	15.7%
Tenant expense reimbursement	59,878	49,491	10,387	21.0%
Observatory revenue	84,525	83,374	1,151	1.4%
Construction revenue	1,981	33,730	(31,749)	(94.1)%
Third-party management and other fees	1,658	1,925	(267)	(13.9)%
Other revenues and fees	10,565	7,829	2,736	34.9%
Total revenues	492,434	464,915	27,519	5.9%
Operating expenses:
Property operating expenses	122,051	109,300	12,751	11.7%
Ground rent expenses	6,994	2,964	4,030	136.0%
Marketing, general and administrative expenses	28,395	29,786	(1,391)	(4.7)%
Observatory expenses	21,681	21,210	471	2.2%
Construction expenses	3,222	33,173	(29,951)	(90.3)%
Real estate taxes	69,543	58,429	11,114	19.0%
Acquisition expenses	193	3,382	(3,189)	(94.3)%
Depreciation and amortization	126,216	96,632	29,584	30.6%
Total operating expenses	378,295	354,876	23,419	6.6%
Operating income	114,139	110,039	4,100	3.7%
Interest expense	(50,298)	(46,640)	(3,658)	7.8%
Income before income taxes	63,841	63,399	442	0.7%
Income tax expense	(3,283)	(4,153)	870	(20.9)%
Net income	60,558	59,246	1,312	2.2%
Private perpetual preferred unit distributions	(702)	(241)	(461)	100.0%
Net income attributable to common unitholders	$59,856	$59,005	$851	1.4%

Rental Revenue
The increase in rental income was primarily attributable to the acquisition of two properties during July 2014 which increased rental income by $39.0 million. The remaining increase is primarily due to increased rental rates.
Tenant Expense Reimbursement
The increase in tenant expense reimbursement is primarily attributable to the acquisition of two properties during July 2014 which increased tenant expense reimbursements by $5.1 million. Higher real estate tax reimbursements and higher electric submeter expense reimbursements also contributed to the increase.
Observatory Revenue

Observatory revenue increased by $1.2 million and is attributable to higher admission prices partially offset by lower admissions. The lower admissions is primarily due to an increase in bad weather days over the comparable prior year period, and especially bad weather days on weekends.
Construction Revenue
Construction revenue declined due to the construction business winding down its operations.
Third-Party Management and Other Fees
The decrease in third party management and other fees revenue is primarily due to the July 2014 acquisition of 1400 Broadway and 112 West 34th Street and the subsequent elimination of fees due to consolidation of these properties.
Other Revenues and Fees
During the third quarter of 2015, we entered into a contingent contract for an off-market property from which we ultimately received a break-up fee when the seller achieved a higher price which we declined to match. The increase in other revenues and fees is primarily due to the receipt of a $2.5 million acquisition break-up fee in the third quarter of 2015.
Property Operating Expenses
The increase in property operating expenses is primarily attributable to the acquisition of two properties during July 2014, which increased property operating expenses by $9.6 million. Higher utility costs also contributed to the increase.
Ground Rent Expenses
The increase in ground rent expenses is attributable to the acquisition of two properties during July 2014.
Marketing, General and Administrative Expenses
The variance is primarily due to private perpetual preferred exchange offering costs of $1.4 million which were incurred in the nine months ended September 30, 2014 and no such costs in 2015.
Observatory Expenses
Observatory expenses were consistent with the nine months ended September 30, 2014.
Construction Expenses
The decline in construction expenses correlates with the lower revenues due to the construction business winding down its operations. For the nine months ended September 30, 2015 construction expenses include severance expenses of $0.9 million.
Real Estate Taxes
The increase in real estate taxes is primarily attributable to the acquisition of two properties during July 2014 which increased real estate taxes by $6.0 million, as well as higher taxes of $5.1 million resulting from higher assessed values and rates for several properties.
Acquisition Expenses
The decrease in acquisition expenses is primarily attributable to the acquisition of two properties during July 2014.
Depreciation and Amortization
The increase in depreciation and amortization is primarily attributable to the acquisition of two properties during July 2014, which increased depreciation and amortization by $24.2 million for the year as well as the write-off of acquired intangible lease costs of $5.7 million in connection with a tenant lease space reduction in the third quarter.
Interest Expense

The increase in interest expense is attributable to the acquisition of two properties during July 2014 and the write-off of $1.7 million of deferred finance costs related to the recast of the credit facility and the early repayments of mortgage loans. These higher expenses are partially offset by reductions in interest rates for debt refinanced during 2014 and 2015.
Income taxes
The decrease in income tax expense is attributable to activities within ESRT's taxable REIT subsidiaries, primarily related to our Observatory and construction operations which recognized a lower net operating income for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.
Liquidity and Capital Resources
At September 30, 2015, we had approximately $46.4 million available in cash and cash equivalents, and there was $780.0 million available under our unsecured revolving credit facility.
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
As of September 30, 2015, we had approximately $1.6 billion of total consolidated indebtedness outstanding, with a weighted average interest rate of 4.11% (excluding premiums and discount) and a weighted average maturity of 5.7 years. We have no debt maturing in 2015 and 2016. Our consolidated debt to total market capitalization was approximately 26% as of September 30, 2015.
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
Financial Covenants. The unsecured revolving credit facility includes the following financial covenants: (i) maximum leverage ratio of total indebtedness to total asset value (as defined in the agreement) of the loan parties and their consolidated subsidiaries will not exceed 60%, (ii) consolidated secured indebtedness will not exceed 40% of total asset value, (iii) tangible net worth will not be less than $745.4 million plus 75% of net equity proceeds received by the operating partnership (other than proceeds received within ninety (90) days after the redemption, retirement or repurchase of ownership or equity interests in the operating partnership up to the amount paid by the operating partnership in connection with such redemption, retirement or repurchase, where, the net effect is that the operating partnership shall not have increased its net worth as a result of any such proceeds), (iv) adjusted EBITDA (as defined in the unsecured revolving credit facility) to consolidated fixed charges will not be less than 1.50x, (v) the aggregate net operating income with respect to all unencumbered eligible properties to the portion of interest expense attributable to unsecured indebtedness will not be less than 1.75x, (vi) the ratio of total unsecured indebtedness to unencumbered asset value will not exceed 60%, and (vii) consolidated secured recourse indebtedness will not exceed 10% of total asset value (provided, however, this covenant shall not apply at any time after either the company or the operating partnership achieves a debt ratings from at least two of Moody’s, S&P and Fitch, and such debt ratings are Baa3 or better (in the case of a rating by Moody’s) or BBB- or better (in the case of a rating by S&P or Fitch)). As of September 30, 2015, we were in compliance with the covenants:

Financial covenant	Required	September 30, 2015	In Compliance
Maximum total leverage	< 60%	30.3%	Yes
Maximum secured debt	< 40%	14.1%	Yes
Minimum fixed charge coverage	> 1.50x	4.0x	Yes
Minimum unencumbered interest coverage	> 1.75x	7.5x	Yes
Maximum unsecured leverage	< 60%	25.0%	Yes
Maximum secured recourse indebtedness	< 10%	0.0%	Yes
Minimum tangible net worth	$745,356	$954,683	Yes
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

The terms of the Series A, B and C Senior Notes include customary covenants, including limitations on liens, investment, debt, fundamental changes, and transactions with affiliates and will require certain customary financial reports. It also requires compliance with financial ratios consistent with the unsecured credit facility including a maximum leverage ratio, a maximum secured leverage ratio, a minimum amount of tangible net worth, a minimum fixed charge coverage ratio, a minimum unencumbered interest coverage ratio, a maximum unsecured leverage ratio and a maximum amount of secured recourse indebtedness. As of September 30, 2015, we were in compliance with the covenants under the Series A, B and C Senior Notes.

Unsecured Term Loan Facility

During August 2015, we closed on a new seven year $265.0 million senior unsecured term loan facility ("term loan facility"), which is expandable by $100.0 million to $365.0 million under certain circumstances. The term loan facility matures on August 24, 2022. The term loan facility bears interest at a floating rate equal to, at our election, a LIBOR rate, plus a spread ranging from 1.400% to 2.350%; or a base rate, plus a spread ranging from 0.400% to 1.350%, in each case such spread is determined by our leverage ratio and credit rating. Pursuant to a forward interest rate swap agreement, we effectively fixed LIBOR at 2.1485% for $265.0 million of the term loan facility for the period from August 31, 2017 through maturity. The proceeds were used to repay borrowings made under our unsecured revolving credit facility.

The terms of the term loan facility agreement include customary covenants, including limitations on liens, investment, debt, fundamental changes, and transactions with affiliates and will require certain customary financial reports. It requires compliance with financial ratios including a maximum leverage ratio, a maximum secured leverage ratio, a minimum amount of tangible net worth, a minimum fixed charge coverage ratio, a minimum unencumbered interest coverage ratio, a maximum unsecured leverage ratio and a maximum amount of secured recourse indebtedness. It also contains customary events of default (subject in certain cases to specified cure periods). These terms in the term loan facility agreement are consistent with the terms under our unsecured revolving credit facility agreement. As of September 30, 2015, we were in compliance with the covenants under the term loan facility.
Mortgage Debt
As of September 30, 2015, we had mortgage debt outstanding of $738.2 million. During 2015, we repaid the mortgages collateralized by 1359 Broadway and One Grand Central Place.

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
Office Properties(1)

	Nine months ended September 30,
Total New Leases, Expansions, and Renewals	2015	2014
Number of leases signed(2)	194	171
Total square feet	939,989	574,226
Leasing commission costs(3)	$13,516	$8,092
Tenant improvement costs(3)	50,342	27,497
Total leasing commissions and tenant improvement costs(3)	$63,858	$35,589
Leasing commission costs per square foot(3)	$14.38	$14.09
Tenant improvement costs per square foot(3)	53.56	47.89
Total leasing commissions and tenant improvement costs per square foot(3)	$67.94	$61.98
Retail Properties(4)

	Nine months ended September 30,
Total New Leases, Expansions, and Renewals	2015	2014
Number of leases signed(2)	12	5
Total square feet	70,940	10,095
Leasing commission costs(3)	$10,263	$541
Tenant improvement costs(3)	2,234	269
Total leasing commissions and tenant improvement costs(3)	$12,497	$810
Leasing commission costs per square foot(3)	$144.67	$53.59
Tenant improvement costs per square foot(3)	31.49	26.64
Total leasing commissions and tenant improvement costs per square foot(3)	$176.16	$80.23
_______________

(1)	Excludes an aggregate of 519,845 rentable square feet of retail space in our Manhattan office properties. Includes the Empire State Building broadcasting licenses and observatory operations.

(2)	Presents a renewed and expansion lease as one lease signed.

(3)
Presents all tenant improvement and leasing commission costs as if they were incurred in the period in which the lease was signed, which may be different than the period in which they were actually paid.

(4)	Includes an aggregate of 519,845 rentable square feet of retail space in our Manhattan office properties. Excludes the Empire State Building broadcasting licenses and observatory operations.

	Nine months ended September 30,
	2015	2014
Total Portfolio
Capital expenditures (1)	$36,718	$48,933
_______________

(1)
Includes all capital expenditures, excluding tenant improvements and leasing commission costs, which are primarily attributable to the redevelopment and repositioning program conducted at our Manhattan office properties.

As of September 30, 2015, we expect to incur additional costs relating to obligations under signed new leases of approximately $65.7 million during the 12 months ending September 30, 2016. This consists of approximately $64.7 million for tenant improvements and other improvements related to new leases and approximately $1.0 million for leasing commissions. We intend to fund the tenant improvements and leasing commission costs through a combination of operating cash flow and borrowings under the unsecured revolving credit facility.
Capital expenditures are considered part of both our short-term and long-term liquidity requirements. We currently estimate that between $45.0 million and $75.0 million of capital is needed beyond September 30, 2015 to complete substantially the redevelopment program at our Manhattan office properties, which we expect to occur by the end of 2016 due to the size and scope of our remaining work and our desire to minimize tenant disruptions. However, these estimates are based on current budgets and are subject to change. We intend to fund the capital improvements to complete the redevelopment and repositioning program through a combination of operating cash flow and borrowings under the unsecured revolving credit facility.

Contractual Obligations
Refer to our 2014 Annual Report on Form 10-K for a discussion of our contractual obligations. There have been no material changes, outside the ordinary course of business, to these contractual obligations during the three and nine months ended September 30, 2015.
Off-Balance Sheet Arrangements
As of September 30, 2015, we did not have any off-balance sheet arrangements.
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
Before we pay any distribution, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and obligations to make payments of principal and interest, if any. However, under some circumstances, we may be required to use cash reserves, incur debt or liquidate assets at rates or times that we regard as unfavorable or make a taxable distribution of our units in order to allow ESRT to satisfy its REIT 90% distribution requirement and to avoid U.S. federal income tax and the 4% nondeductible excise tax in that year.
Distributions to Equity Holders
Distributions and dividends amounting to $68.9 million have been made to equity holders for the nine months ended September 30, 2015.
Cash Flows
Comparison of Nine Months Ended September 30, 2015 to the Nine Months Ended September 30, 2014
Net cash. Cash and cash equivalents were $46.4 million and $52.9 million, respectively, as of September 30, 2015 and 2014.
Operating activities. Net cash provided by operating activities increased by $58.0 million to $159.6 million for the nine months ended September 30, 2015 compared to $101.6 million for the nine months ended September 30, 2014 primarily due to the acquisition of two properties in July 2014 and the expirations of free rent periods.
Investing activities. Net cash used in investing activities decreased by $159.6 million to $105.0 million for the nine months ended September 30, 2015 compared to $264.6 million for the nine months ended September 30, 2014 primarily due to the acquisition of two properties in 2014 partially offset by higher expenditures on tenant improvements.
Financing activities. Net cash (used in) provided by financing activities decreased by $209.2 million to $(54.0) million for the nine months ended September 30, 2015 compared to $155.2 million for the nine months ended September 30, 2014. The decrease is primarily due to financing associated with the acquisition of two properties in 2014.

Net Operating Income ("NOI")
Our financial reports include a discussion of property net operating income. NOI is a non-GAAP financial measure of performance. NOI is used by investors and our management to evaluate and compare the performance of our properties and to determine trends in earnings and to compute the fair value of our properties as it is not affected by; (i) the cost of funds of the property owner, (i) the impact of depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets that are included in net income computed in accordance with GAAP, (iii) acquisition expenses and break-up fee, or (iv) general and administrative expenses and other gains and losses that are specific to the property owner. The cost of funds is eliminated from net operating income because it is specific to the particular financing capabilities and constraints of the owner. The cost of funds is also eliminated because it is dependent on historical interest rates and other costs of capital as well as past decisions made by us regarding the appropriate mix of capital which may have changed or may change in the future. Depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets are eliminated because they may not accurately represent the actual change in value in our office or retail properties that result from use of the properties or changes in market conditions. While certain aspects of real property do decline in value over time in a manner that is reasonably captured by depreciation and amortization, the value of the properties as a whole have historically increased or decreased as a result of changes in overall economic conditions instead of from actual use of the property or the passage of time. Gains and losses from the sale of real property vary from property to property and are affected by market conditions at the time of sale which will usually change from period to period. These gains and losses can create distortions when comparing one period to another or when comparing our operating results to the operating results of other real estate companies that have not made similarly timed, purchases or sales. We believe that eliminating these costs from net income is useful because the resulting measure captures the actual revenue, generated and actual expenses incurred in operating our properties as well as trends in occupancy rates, rental rates and operating costs.

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

The following table presents a reconciliation of our net income, the most directly comparable GAAP measure, to NOI for the periods presented (amounts in thousands):

	Three Months Ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Net income	$26,085	$22,734	$60,558	$59,246
Add:
Marketing, general and administrative expenses	10,182	10,071	28,395	29,786
Depreciation and amortization	45,169	37,880	126,216	96,632
Interest expense	16,680	17,674	50,298	46,640
Construction expenses	—	6,095	3,222	33,173
Acquisition expenses	193	2,647	193	3,382
Income tax expense	2,578	3,004	3,283	4,153
Less:
Construction revenue	—	(5,804)	(1,981)	(33,730)
Third-party management and other fees	(618)	(561)	(1,658)	(1,925)
Acquisition break-up fee	(2,500)	—	(2,500)	—
Gain on settlement of lawsuit related to the Observatory	—	—	—	(975)
Net operating income	$97,769	$93,740	$266,026	$236,382

Other Net Operating Income Data
Straight-line rental revenue	$5,441	$8,543	$15,165	$32,102
Net increase in rental revenue from the amortization of above- and below-market lease assets and liabilities	$4,795	$4,568	$14,662	$8,480
Amortization of acquired below-market ground leases	$1,957	$1,750	$5,873	$2,602

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

Core Funds From Operations ("Core FFO")
Core FFO adds back to Modified FFO the following items associated with the Company's initial public offering, or IPO, and formation transactions: gain on consolidation of non-controlling entities, acquisition expenses, severance expenses and retirement equity compensation expenses. It also adds back private perpetual preferred exchange offering expenses, acquisition expenses, and gain on settlement of lawsuit related to the Observatory, net of income taxes, deferred financing cost write-off, prepayment penalties, construction severance expenses and acquisition break-up fee. The Company presents Core FFO because it considers it an important supplemental measure of its operating performance in that it excludes items associated with its IPO and formation transactions and other non-recurring items. There can be no assurance that Core FFO presented by the Company is comparable to similarly titled measures of other REITs. Core FFO does not represent cash generated from operating activities and should not be considered as an alternative to net income (loss) determined in accordance with GAAP or to cash flow from operating activities determined in accordance with GAAP. Core FFO is not indicative of cash available to fund ongoing cash needs, including the ability to make cash distributions. In future periods, we may also exclude other items from Core FFO that we believe may help investors compare our results.

The following table presents a reconciliation of our net income, the most directly comparable GAAP measure, to FFO, Modified FFO and Core FFO for the periods presented (amounts in thousands, except per unit amounts):

	Three Months Ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Net income	$26,085	$22,734	$60,558	$59,246
Private perpetual preferred unit distributions	(234)	(241)	(702)	(241)
Real estate depreciation and amortization	45,072	37,797	125,847	96,405
Funds from operations attributable to common stockholders and non-controlled interests	70,923	60,290	185,703	155,410
Amortization of below-market ground leases	1,957	1,750	5,873	2,602
Modified funds from operations attributable to common stockholders and non-controlled interests	72,880	62,040	191,576	158,012
Acquisition break-up fee	(2,500)		(2,500)
Deferred financing costs write-off	—	—	1,749	—
Construction severance expenses, net of taxes	—	—	480	—
Acquisition expenses	193	2,647	193	3,382
Gain on settlement of lawsuit related to the Observatory, net of income taxes	—	—	—	(540)
Private perpetual preferred exchange offering expenses	—	407	—	1,357
Core funds from operations attributable to common stockholders and non-controlled interests	$70,573	$65,094	$191,498	$162,211

Weighted average Operating Partnership units
Basic	265,873	263,041	265,868	$250,696
Diluted	265,873	263,041	265,868	$250,696

FFO attributable to common stockholders and non-controlled interests per unit
Basic	$0.27	$0.23	$0.70	$0.62
Diluted	$0.27	$0.23	$0.70	$0.62

Modified FFO attributable to common stockholders and non-controlled interests per unit
Basic	$0.27	$0.24	$0.72	$0.63
Diluted	$0.27	$0.24	$0.72	$0.63

Core FFO attributable to common stockholders and non-controlled interests per unit
Basic	$0.27	$0.25	$0.72	$0.65
Diluted	$0.27	$0.25	$0.72	$0.65
Factors That May Influence Future Results of Operations
Leasing

We signed 0.8 million rentable square feet of new leases, expansions and lease renewals for the year ended December 31, 2014. During the nine months ended September 30, 2015, we signed 1.0 million rentable square feet of new leases, expansions and renewals.
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
As of September 30, 2015, there were approximately 1.0 million rentable square feet of space in our portfolio available to lease (excluding leases signed but not yet commenced) representing 10.0% of the net rentable square footage of the properties in our portfolio. In addition, leases representing 3.9% and 7.2% of net rentable square footage of the properties in our portfolio will expire in 2015 and in 2016, respectively. These leases are expected to represent approximately 3.6% and 7.7%, respectively, of our annualized rent for such periods. Our revenues and results of operations can be impacted by expiring leases that are not renewed or re-leased or that are renewed or re-leased at base rental rates equal to, above or below the current average base rental rates. Further, our revenues and results of operations can also be affected by the costs we incur to re-lease available space, including payment of leasing commissions, redevelopments and build-to-suit remodeling that may not be borne by the tenant.
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
Observatory and Broadcasting Operations
The Empire State Building Observatory revenue for the third quarter 2015 was $35.7 million, which was equal to the revenue for the third quarter of 2014. The Observatory hosted approximately 1,327,000 visitors in the third quarter 2015 versus 1,405,000 visitors in the third quarter of 2014. In the third quarter of 2015, there were six bad weather days, none of which fell on weekend days. This compares to the third quarter 2014, in which there were nine bad weather days, two of which fell on a weekend day.
For the nine months ended September 30, 2015, the Empire State Building Observatory hosted 3,114,000 visitors versus 3,291,000 visitors from the same period in 2014. Observatory revenue was $84.5 million for the nine months ended September 30, 2015, a 1.4% increase from $83.4 million for the nine months ended September 30, 2014. For the nine months of 2015, there were 52 bad weather days, 14 of which fell on weekend days. This compares to the nine months of 2014, in which there were 48 bad weather days, 11 of which fell on weekend days.
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
We license the use of the Empire State Building mast to third party television and radio broadcasters and providers of data communications.  We also lease space in the upper floors of the building to such licensees to house their transmission equipment and related facilities. During the nine months ended September 30, 2015, we derived $15.8 million of revenue (excluding tenant expense reimbursements) from the Empire State Building’s broadcasting licenses and related leases. The broadcasting licenses and related leases generally expire between 2016 and 2023. The business of broadcasting TV and radio signals over the air is in flux, due to deteriorating industry fundamentals and the upcoming Federal Communications Commission spectrum auction, and there is a new competitor in the market at One World Trade Center. We have made preliminary renewal proposals which, if accepted, would yield reduced revenues, higher operating expenses and/or higher capital expenditures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. One of the principal market risks facing us is interest rate risk on our floating rate indebtedness. As of September 30, 2015, our floating rate mortgage debt represented 4.6% of our total enterprise value. This floating rate debt reflected $285.0 million of borrowings under the unsecured revolving credit facility and unsecured term loan facility.
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
During the third quarter 2015, we entered into three interest rate LIBOR swaps with effective dates of July 5, 2017 and August 31, 2017 and an aggregate notional value of $465.0 million, which fixes interest rates at 2.1485% and 2.5050%, and mature between August 24, 2022 and July 5, 2027. These interest rate swaps have been designated as cash flow hedges and are deemed effective as of September 30, 2015 with a fair value of $4.4 million which is included in accounts payable and accrued expenses on the condensed consolidated balance sheet.
As of September 30, 2015, we had total outstanding floating rate debt obligations of $285.0 million. Based on our variable balances, interest expense would have increased by approximately $2.9 million if short-term interest rates had been 1% higher. As of September 30, 2015, the weighted average interest rate on the $1.3 billion of fixed-rate indebtedness outstanding was 4.61% per annum, each with maturities at various dates through March 27, 2030.
As of September 30, 2015, the fair value of our outstanding debt was approximately $1.6 billion, which was approximately $19.6 million more than the historical book value as of such date. Interest risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure.

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
As of September 30, 2015, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of ESRT management, including ESRT's Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures at the end of the period covered by this Report. Based on the foregoing, ESRT's Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the

SEC’s rules and forms and (ii) is accumulated and communicated to our management, including ESRT's Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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

EMPIRE STATE REALTY OP, L.P.
By: Empire State Realty Trust, Inc., its general partner

Date: November 6, 2015                             By:/s/ David A. Karp
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 6, 2015                             By:/s/ Andrew J. Prentice
Senior Vice President, Chief Accounting Officer and Treasurer
(Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
10.1
Term Loan Agreement dated as of August 24, 2015, among Empire State Realty Trust, Inc., Empire State Realty OP, L.P., as borrower, Wells Fargo Bank, National Association, as administrative agent, the lenders party thereto, Capital One, National Association, as syndication agent, and PNC Bank, National Association, as documentation agent, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on August 25, 2015.

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