Form 10-Q
period 2016-03-31
Empire State Realty OP, L.P.
filed 2016-05-05
CIK 1553079

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2016

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
As of May 2, 2016, there were 37,360,887 units of the Registrant Series ES operating partnership units outstanding, 10,133,871 units of the Series 60 operating partnership units outstanding, and 4,977,650 units of the Series 250 operating partnership units outstanding.

ITEM 1. FINANCIAL STATEMENTS
Empire State Realty OP, L.P.
Condensed Consolidated Balance Sheets
(amounts in thousands, except unit and per unit amounts)

	March 31, 2016	December 31, 2015
ASSETS	(unaudited)
Commercial real estate properties, at cost:
Land	$201,196	$201,196
Development costs	7,931	7,498
Building and improvements	2,089,792	2,067,636
	2,298,919	2,276,330
Less: accumulated depreciation	(490,427)	(465,584)
Commercial real estate properties, net	1,808,492	1,810,746
Cash and cash equivalents	44,440	46,685
Restricted cash	60,165	65,880
Tenant and other receivables, net of allowance of $3,364 and $2,792 in 2016 and 2015, respectively	14,828	18,782
Deferred rent receivables, net of allowance of $231 and $245 in 2016 and 2015, respectively	127,148	122,048
Prepaid expenses and other assets	29,908	50,460
Deferred costs, net	304,977	310,679
Acquired below-market ground leases, net	381,934	383,891
Goodwill	491,479	491,479
Total assets	$3,263,371	$3,300,650
LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable, net	$772,015	$747,661
Senior unsecured notes, net	587,861	587,018
Unsecured term loan facility, net	262,640	262,545
Unsecured revolving credit facility, net	—	35,192
Accounts payable and accrued expenses	119,104	111,099
Acquired below-market leases, net	96,245	104,171
Deferred revenue and other liabilities	26,802	31,388
Tenants’ security deposits	49,729	48,890
Total liabilities	1,914,396	1,927,964
Commitments and contingencies
Capital:
Private perpetual preferred units, $16.62 per unit liquidation preference, 1,560,360 issued and outstanding in 2016 and 2015	8,004	8,004
Series PR operating partnership units:
ESRT partner's capital (2,694,388 and 2,675,740 general partner operating partnership units and 119,052,312 and 117,347,639 limited partner operating partnership units outstanding in 2016 and 2015, respectively)	520,068	524,729
Limited partners' interests (94,949,441 and 93,863,451 limited partner operating partnership units outstanding in 2016 and 2015, respectively)	796,462	809,901
Series ES operating partnership units (37,552,404 and 38,262,650 limited partner operating partnership units outstanding in 2016 and 2015, respectively)	18,049	22,074
Series 60 operating partnership units (10,168,278 and 10,318,492 limited partner operating partnership units outstanding in 2016 and 2015, respectively)	4,308	5,366
Series 250 operating partnership units (5,021,992 and 5,106,039 limited partner operating partnership units outstanding in 2016 and 2015, respectively)	2,084	2,612
Total capital	1,348,975	1,372,686
Total liabilities and capital	$3,263,371	$3,300,650
The accompanying notes are an integral part of these financial statements

Empire State Realty OP, L.P.
Condensed Consolidated Statements of Income
(unaudited)
(amounts in thousands, except per unit amounts)

	Three Months Ended March 31,
	2016	2015
Revenues:
Rental revenue	$114,908	$110,058
Tenant expense reimbursement	18,120	18,200
Observatory revenue	21,181	18,223
Construction revenue	—	1,607
Third-party management and other fees	545	446
Other revenue and fees	2,320	3,348
Total revenues	157,074	151,882
Operating expenses:
Property operating expenses	39,104	42,027
Ground rent expenses	2,333	2,331
General and administrative expenses	10,918	9,100
Observatory expenses	7,755	7,402
Construction expenses	—	2,869
Real estate taxes	23,525	22,978
Acquisition expenses	98	—
Depreciation and amortization	39,227	41,418
Total operating expenses	122,960	128,125
Total operating income	34,114	23,757
Interest expense	(17,951)	(16,047)
Income before income taxes	16,163	7,710
Income tax benefit	542	178
Net income	16,705	7,888
Private perpetual preferred unit distributions	(234)	(234)
Net income attributable to common unitholders	$16,471	$7,654

Total weighted average units:
Basic	266,134	265,810
Diluted	266,134	265,810

Earnings per unit attributable to common unitholders:
Basic	$0.06	$0.03
Diluted	$0.06	$0.03

Dividends per unit	$0.085	$0.085

The accompanying notes are an integral part of these financial statements

Empire State Realty OP, L.P.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2016	2015

Net income	$16,705	$7,888
Other comprehensive loss:
Change in unrealized loss on valuation of interest rate swap agreements	(19,371)	—
Other comprehensive loss	(19,371)	—
Comprehensive income (loss) attributable to common unitholders	$(2,666)	$7,888

The accompanying notes are an integral part of these financial statements

Empire State Realty OP, L.P.
Condensed Consolidated Statements of Capital
For The Three Months Ended March 31, 2016
(unaudited)
(amounts in thousands)

			Series PR Operating Partnership Units				Series ES Operating Partnership Units Limited Partners		Series 60 Operating Partnership Units Limited Partners		Series 250 Operating Partnership Units Limited Partners
			General Partner		Limited Partners
	Private Perpetual Preferred Units	Private Perpetual Preferred Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Total Capital
Balance at December 31, 2015	1,560	$8,004	120,023	$524,729	93,863	$809,901	38,262	$22,074	10,318	$5,366	5,106	$2,612	$1,372,686
Conversion of operating partnership units to ESRT Partner's Capital	—	—	1,680	6,863	(736)	(6,340)	(710)	(404)	(150)	(77)	(84)	(42)	—
Equity compensation	—	—	44	97	1,822	2,000	—	—	—	—	—	—	2,097
Distributions	—	(234)		(10,318)	—	(8,078)	—	(3,210)	—	(871)	—	(431)	(23,142)
Net income	—	234	—	7,428	—	5,773	—	2,329	—	629	—	312	16,705
Unrealized loss on valuation of interest rate swap agreements	—	—	—	(8,731)	—	(6,794)	—	(2,740)	—	(739)	—	(367)	(19,371)
Balance at March 31, 2016	1,560	$8,004	121,747	$520,068	94,949	$796,462	37,552	$18,049	10,168	$4,308	5,022	$2,084	$1,348,975

The accompanying notes are an integral part of these financial statements

Empire State Realty OP, L.P.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2016	2015
Cash Flows From Operating Activities
Net income	$16,705	$7,888
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,227	41,418
Amortization of deferred finance costs and debt premiums and discount	220	1,220
Amortization of acquired above- and below-market leases, net	(4,231)	(5,291)
Amortization of acquired below-market ground leases	1,957	1,958
Straight-lining of rental revenue	(5,081)	(4,102)
Equity based compensation	2,097	1,694
Increase (decrease) in cash flows due to changes in operating assets and liabilities:
Restricted cash	1,474	3,179
Tenant and other receivables	3,954	10,986
Deferred leasing costs	(6,335)	(16,396)
Prepaid expenses and other assets	20,553	17,789
Accounts payable and accrued expenses	(6,415)	(6,057)
Deferred revenue and other liabilities	(4,586)	(6,905)
Net cash provided by operating activities	59,539	47,381
Cash Flows From Investing Activities
Decrease in restricted cash for investing activities	5,081	28
Development costs	(433)	(346)
Additions to building and improvements	(28,752)	(27,717)
Net cash used in investing activities	(24,104)	(28,035)

The accompanying notes are an integral part of these financial statements

Empire State Realty OP, L.P.
Condensed Consolidated Statements of Cash Flows (continued)
(unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2016	2015
Cash Flows From Financing Activities
Proceeds from mortgage notes payable	50,000	—
Repayment of mortgage notes payable	(23,252)	(47,084)
Proceeds from unsecured revolving credit facility	—	495,000
Repayments of unsecured revolving credit facility	(40,000)	(330,000)
Repayments of term loan and credit facility	—	(470,000)
Proceeds from senior unsecured notes	—	350,000
Deferred financing costs	(1,286)	(3,558)
Distributions	(23,142)	(22,973)
Net cash used in financing activities	(37,680)	(28,615)
Net decrease in cash and cash equivalents	(2,245)	(9,269)
Cash and cash equivalents—beginning of period	46,685	45,732
Cash and cash equivalents—end of period	$44,440	$36,463

Supplemental disclosures of cash flow information:
Cash paid for interest	$18,909	$15,742
Cash paid for income taxes	$657	$1,434

Non-cash investing and financing activities:
Building and improvements included in accounts payable and accrued expenses	$45,594	$47,533
Derivative instruments at fair values included in accounts payable and accrued expenses	19,371	—
Conversion of limited partners' operating partnership units to ESRT partner's capital	6,863	19,538

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
Empire State Realty OP, L.P. is the entity through which Empire State Realty Trust, Inc. (“ESRT”), a self-administered and self-managed real estate investment trust, or REIT, conducts all of its business and owns (either directly or through subsidiaries) substantially all of its assets. We own, manage, operate, acquire and reposition office and retail properties in Manhattan and the greater New York metropolitan area. As of March 31, 2016, our total portfolio contained 10.1 million rentable square feet of office and retail space. We owned 14 office properties (including three long-term ground leasehold interests) encompassing approximately 9.4 million rentable square feet of office space. Nine of these properties are located in the midtown Manhattan market and aggregate approximately 7.5 million rentable square feet of office space, including the Empire State Building. Our Manhattan office properties also contain an aggregate of 516,201 rentable square feet of retail space on their ground floor and/or contiguous levels. Our remaining five office properties are located in Fairfield County, Connecticut and Westchester County, New York, encompassing in the aggregate approximately 1.9 million rentable square feet. The majority of square footage for these five properties is located in densely populated metropolitan communities with immediate access to mass transportation. Additionally, we have entitled land at the Stamford Transportation Center in Stamford, Connecticut, adjacent to one of our office properties, that will support the development of an approximately 380,000 rentable square foot office building and garage, which we refer to herein as Metro Tower. As of March 31, 2016, our portfolio included four standalone retail properties located in Manhattan and two standalone retail properties located in the city center of Westport, Connecticut, encompassing 204,452 rentable square feet in the aggregate.
We were organized as a Delaware limited partnership on November 28, 2011 and operations commenced upon completion of the initial public offering of ESRT’s Class A common stock and related formation transactions on October 7, 2013. ESRT, as the sole general partner in our company, has responsibility and discretion in the management and control in our company, and our limited partners, in such capacity, have no authority to transact business for, or participate in the management activities, of our company. As of March 31, 2016, ESRT owned approximately 45.2% of our operating partnership units.
2. Summary of Significant Accounting Policies
There have been no material changes to the summary of significant accounting policies included in the section entitled "Summary of Significant Accounting Policies" in our December 31, 2015 Annual Report on Form 10-K.

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
For purposes of comparison, certain items shown in the 2015 unaudited condensed consolidated financial statements have been reclassified to conform to the presentation used for 2016. For all periods presented, certain Empire State Building public relations costs previously included in property operating expenses are included in observatory expenses. For the three months ended March 31, 2016 and 2015, these costs were $1.0 million and $0.4 million, respectively.
    The results of operations for the periods presented are not necessarily indicative of the results that may be expected for the corresponding full years. These financial statements should be read in conjunction with the financial statements and accompanying notes included in the financial statements for the year ended December 31, 2015 contained in our Annual Report on Form 10-K. We do not consider our business to be subject to material seasonal fluctuations, except that our observatory business is subject to tourism seasonality. During the past ten years, approximately 16.0% to 18.0% of our annual observatory revenue was realized in the first quarter, 26.0% to 28.0% was realized in the second quarter, 31.0% to 33.0% was realized in the third quarter and 23.0% to 25.0% was realized in the fourth quarter.
We consolidate entities in which we have a controlling financial interest.  In determining whether we have a controlling financial interest in a partially owned entity and the requirement to consolidate the accounts of that entity, we consider factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partners/members as well as whether the entity is a variable interest entity (“VIE”) and we are the primary beneficiary.  The primary beneficiary of a VIE is the entity that has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. The primary beneficiary is required to consolidate the VIE. We had no VIEs as of March 31, 2016 and December 31, 2015.
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
Accounting Estimates
The preparation of the condensed consolidated financial statements in accordance with GAAP requires management to use estimates and assumptions that in certain circumstances affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Significant items subject to such estimates and assumptions include allocation of the purchase price of acquired real estate properties among tangible and intangible assets, determination of the useful life of real estate properties and other long-lived assets, valuation and impairment analysis of commercial real estate properties and other long-lived assets, estimate of percentage of completion on construction contracts, valuation of the allowance for doubtful accounts, and valuation of derivative instruments, senior unsecured notes and equity based compensation. These estimates are prepared using management’s best judgment, after considering past, current, and expected events and economic conditions. Actual results could differ from those estimates.
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

Recently Issued or Adopted Accounting Standards
During February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842), which requires that a lessee recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. ASU No. 2016-02 leaves the accounting for leases by lessors largely unchanged from previous GAAP. ASU No. 2016-02 will be effective for fiscal years beginning after December 15, 2018 and subsequent interim periods. The new standard must be adopted using a modified retrospective transition, and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. We are evaluating the impact of adopting this new accounting standard on our consolidated financial statements.
During January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Liabilities, which makes targeted improvements to existing generally accepted accounting principles by requiring, among others, i) equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, and ii) public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, iii) separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements. ASU No. 2016-01 will take effect for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are evaluating the impact of adopting this new accounting standard on our consolidated financial statements.
During September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Previously, adjustments to provisional amounts were applied retrospectively. This update requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU No. 2015-16 will be effective for fiscal years beginning January 1, 2016 and subsequent interim periods. The implementation of this update did not cause any material changes to our consolidated financial statements.
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
During April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which amends the requirements for the presentation of debt issuance costs and requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU No. 2015-03 is effective for fiscal years, beginning after December 15, 2015 and interim periods within those fiscal years. ASU No. 2015-03 was amended in August 2015 by ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30) - Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, to add to the Codification SEC staff guidance that the SEC staff will not object to an entity presenting the costs of securing line-of-credit arrangements as an asset, regardless of whether there are any outstanding borrowings. The SEC Observer to the Emerging Issues Task Force announced the staff guidance in response to questions that arose after the FASB issued ASU No. 2015-03. We adopted ASU 2015-03 as of December 31, 2015.
During February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810) - Amendments to the Consolidation Analysis, which amends the criteria for determining which entities are considered VIEs, amends the criteria for determining if a service provider possesses a variable interest in a VIE and ends the deferral granted to investment companies for application of the VIE consolidation model. ASU No. 2015-02 is effective for fiscal years, beginning after December 15, 2015 and interim periods within those fiscal years. The implementation of this update did not cause any material changes to our consolidated financial statements.
During May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which will replace all current GAAP guidance related to revenue recognition and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective beginning in 2017 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. ASU No. 2014-09 was amended in August 2015 by ASU No. 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU No. 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU No. 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are evaluating the impact of adopting this new accounting standard on our consolidated financial statements.

3. Deferred Costs, Acquired Lease Intangibles and Goodwill
Deferred costs, net consisted of the following as of March 31, 2016 and December 31, 2015 (amounts in thousands):

	March 31, 2016	December 31, 2015
Leasing costs	$127,886	$121,864
Acquired in-place lease value and deferred leasing costs	283,557	285,902
Acquired above-market leases	79,618	81,680
	491,061	489,446
Less: accumulated amortization	(190,502)	(178,767)
Total deferred costs, net, excluding net deferred financing costs	$300,559	$310,679
At March 31, 2016, there were no outstanding borrowings on our unsecured revolving credit facility. Consequently, $4.4 million of net deferred financing costs associated with the unsecured revolving credit facility was included in deferred costs, net on the condensed consolidated balance sheet at March 31, 2016.
Amortization expense related to deferred leasing costs and acquired deferred leasing costs was $5.8 million and $5.9 million for the three months ended March 31, 2016 and 2015, respectively. Amortization expense related to acquired lease intangibles was $7.7 million and $10.3 million for the three months ended March 31, 2016 and 2015, respectively.
Amortizing acquired intangible assets and liabilities consisted of the following as of March 31, 2016 and December 31, 2015 (amounts in thousands):

	March 31, 2016	December 31, 2015
Acquired below-market ground leases	$396,916	$396,916
Less: accumulated amortization	(14,982)	(13,025)
Acquired below-market ground leases, net	$381,934	$383,891

	March 31, 2016	December 31, 2015
Acquired below-market leases	$(162,314)	$(163,290)
Less: accumulated amortization	66,069	59,119
Acquired below-market leases, net	$(96,245)	$(104,171)

Rental revenue related to the amortization of below-market leases, net of above-market leases, was $4.2 million and $5.3 million for the three months ended March 31, 2016 and 2015, respectively.
As of March 31, 2016, we had goodwill of $491.5 million. Goodwill was allocated $227.5 million to the observatory reportable segment and $264.0 million to the real estate segment.

4. Debt
Debt consisted of the following as of March 31, 2016 and December 31, 2015 (amounts in thousands):

			As of March 31, 2016
	Principal Balance as of March 31, 2016	Principal Balance as of December 31, 2015	Stated Rate	Effective Rate(1)	Maturity Date(2)
Mortgage debt collateralized by:
Fixed rate mortgage debt
10 Bank Street	$32,050	$32,214	5.72%	6.22%	6/1/2017
1542 Third Avenue	18,117	18,222	5.90%	6.58%	6/1/2017
First Stamford Place	237,842	238,765	5.65%	6.15%	7/5/2017
1010 Third Avenue and 77 West 55th Street	26,926	27,064	5.69%	6.39%	7/5/2017
383 Main Avenue	29,119	29,269	5.59%	6.04%	7/5/2017
1333 Broadway	68,404	68,646	6.32%	3.77%	1/5/2018
1400 Broadway
(first lien mortgage loan)	68,483	68,732	6.12%	3.43%	2/5/2018
(second lien mortgage loan)	9,548	9,600	3.35%	3.36%	2/5/2018
112 West 34th Street
(first lien mortgage loan)	76,126	76,406	6.01%	3.39%	4/5/2018
(second lien mortgage loan)	9,608	9,640	6.56%	3.70%	4/5/2018
1350 Broadway	38,205	38,348	5.87%	3.75%	4/5/2018
Metro Center	97,465	97,950	3.59%	3.67%	11/5/2024
10 Union Square (3)	50,000	20,289	3.70%	4.05%	4/1/2026
Total mortgage debt	761,893	735,145
Senior unsecured notes - exchangeable	250,000	250,000	2.63%	3.93%	8/15/2019
Senior unsecured notes:
Series A	100,000	100,000	3.93%	4.00%	3/27/2025
Series B	125,000	125,000	4.09%	4.17%	3/27/2027
Series C	125,000	125,000	4.18%	4.26%	3/27/2030
Unsecured revolving credit facility	—	40,000	(4)	(4)	1/23/2019
Unsecured term loan facility	265,000	265,000	(5)	(5)	8/24/2022
Total principal	1,626,893	1,640,145
Unamortized premiums, net of unamortized discount	4,112	5,181
Deferred financing costs, net	(8,489)	(12,910)
Total	$1,622,516	$1,632,416
______________

(1)	The effective rate is the yield as of March 31, 2016, including the effects of debt issuance costs and the amortization of the fair value of debt adjustment.

(2)	Pre-payment is generally allowed for each loan upon payment of a customary pre-payment penalty.

(3)	The mortgage loan collateralized by 10 Union Square was refinanced during the three months ended March 31, 2016.

(4)	At March 31, 2016, the unsecured revolving credit facility bears a floating rate at 30 day LIBOR plus 1.15%. The rate at March 31, 2016 was 1.58%.

(5)
The unsecured term loan facility bears a floating rate at 30 day LIBOR plus 1.60%. The rate at March 31, 2016 was 2.03%. Pursuant to a forward interest rate swap agreement, the LIBOR rate was fixed at 2.1485% for the period beginning on August 31, 2017 through maturity.

Principal Payments
Aggregate required principal payments at March 31, 2016 are as follows (amounts in thousands):

Year	Amortization	Maturities	Total
2016	$9,053	$—	$9,053
2017	9,904	336,009	345,913
2018	2,880	262,210	265,090
2019	2,188	250,000	252,188
2020	2,268	—	2,268
Thereafter	9,706	742,675	752,381
Total	$35,999	$1,590,894	$1,626,893

Deferred Financing Costs
Deferred financing costs, net, consisted of the following at March 31, 2016 and December 31, 2015 (amounts in thousands):

	March 31, 2016	December 31, 2015
Financing costs	$21,425	$20,882
Less: accumulated amortization	(8,518)	(7,972)
Total deferred financing costs, net	$12,907	$12,910
Amortization expense related to deferred financing costs was $1.3 million and $2.4 million for the three months ended March 31, 2016 and 2015, respectively, and was included in interest expense. At March 31, 2016, there were no outstanding borrowings on our unsecured revolving credit facility. Consequently, $4.4 million of net deferred financing costs associated with the unsecured revolving credit facility was included in deferred costs, net on the condensed consolidated balance sheet at March 31, 2016.

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

The unsecured revolving credit facility is comprised of a revolving credit facility in the maximum original principal amount of $800.0 million. The unsecured revolving credit facility contains an accordion feature that would allow us to increase the maximum aggregate principal amount to $1.25 billion under specified circumstances. As of March 31, 2016, the unsecured revolving credit facility did not have an outstanding balance.

Amounts outstanding under the unsecured revolving credit facility bear interest at a floating rate equal to, at our election, (x) a Eurodollar rate, plus a spread that ranges from 0.875% to 1.600% depending upon our leverage ratio and credit rating; or (y) a base rate, plus a spread that ranges from 0.000% to 0.600% depending upon our leverage ratio and credit rating. In addition, the unsecured revolving credit facility permits us to borrow at competitive bid rates determined in accordance with procedures described in the unsecured revolving credit facility agreement. We paid certain customary fees and expense reimbursements to enter into the unsecured revolving credit facility.

The initial maturity of the unsecured revolving credit facility is January 2019. We have the option to extend the initial term for up to two additional 6-month periods, subject to certain conditions, including the payment of an extension fee equal to 0.075% of the then outstanding commitments under the unsecured revolving credit facility.

The unsecured revolving credit facility includes the following financial covenants: (i) maximum leverage ratio of total indebtedness to total asset value of the loan parties and their consolidated subsidiaries will not exceed 60%, (ii) consolidated secured indebtedness will not exceed 40% of total asset value, (iii) tangible net worth will not be less than $745.4 million plus 75% of net equity proceeds received by us (other than proceeds received within ninety (90) days after the redemption, retirement or repurchase of ownership or equity interests in us up to the amount paid by us in connection with such redemption, retirement or repurchase, where, the net effect is that we shall not have increased our net worth as a result of any such proceeds), (iv) adjusted EBITDA (as defined in the unsecured revolving credit facility) to consolidated fixed charges will not be less than 1.50x, (v) the aggregate net operating income with respect to all unencumbered eligible properties to the portion of interest expense attributable to unsecured indebtedness will not be less than 1.75x, (vi) the ratio of total unsecured indebtedness to unencumbered asset value will not exceed 60%, and (vii) consolidated secured recourse indebtedness will not exceed 10% of total asset value (provided, however, this covenant shall not apply at any time after we achieve debt ratings from at least two of Moody’s, S&P and Fitch, and such debt ratings are Baa3 or better (in the case of a rating by Moody’s) or BBB- or better (in the case of a rating by S&P or Fitch)).

The unsecured revolving credit facility contains customary covenants, including limitations on liens, investment, debt, fundamental changes, and transactions with affiliates, and requires certain customary financial reports. The unsecured revolving credit facility contains customary events of default (subject in certain cases to specified cure periods), including but not limited to non-payment, breach of covenants, representations or warranties, cross-defaults, bankruptcy or other insolvency events, judgments, ERISA events, invalidity of loan documents, loss of real estate investment trust qualification, and occurrence of a change of control (as defined in the agreement for the unsecured credit facility).

As of March 31, 2016, we were in compliance with the covenants under the unsecured revolving credit facility.

Senior Unsecured Notes

Exchangeable Senior Notes

During August 2014, we issued $250.0 million principal amount of 2.625% Exchangeable Senior Notes (“2.625% Exchangeable Senior Notes”) due August 15, 2019. For the three months ended March 31, 2016 and 2015, total interest expense related to the 2.625% Exchangeable Senior Notes was $2.4 million consisting of (i) the contractual interest expense of $1.6 million, (ii) the additional non-cash interest expense of $0.7 million relating to the accretion of the debt discount, and (iii) the amortization of deferred financing costs of $0.1 million.

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

The terms of the Series A, B and C Senior Notes agreement include customary covenants, including limitations on liens, investment, debt, fundamental changes, and transactions with affiliates and require certain customary financial reports. The Series A, B and C Senior Notes also require compliance with financial ratios consistent with our unsecured revolving credit facility including a maximum leverage ratio, a maximum secured leverage ratio, a minimum amount of tangible net worth, a minimum fixed charge coverage ratio, a minimum unencumbered interest coverage ratio, a maximum unsecured leverage ratio and a maximum amount of secured recourse indebtedness.

The proceeds from the issuance of the Series A, B and C Senior Notes were used to repay outstanding mortgage debt, reduce amounts outstanding under the unsecured revolving credit facility and for other general corporate purposes. As of March 31, 2016, we were in compliance with the covenants under the Series A, B and C Senior Notes.

Senior Unsecured Term Loan Facility
During August 2015, we entered into a $265.0 million senior unsecured term loan facility, which is referred to herein as the “term loan facility” with Wells Fargo Bank, National Association, as administrative agent, Capital One, National

Association, as syndication agent, PNC Bank, National Association, as documentation agent, and the lenders from time to time party thereto.

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

The terms of the term loan facility agreement include customary covenants, including limitations on liens, investment, debt, fundamental changes, and transactions with affiliates and require certain customary financial reports. The term loan facility requires compliance with financial ratios including a maximum leverage ratio, a maximum secured leverage ratio, a minimum amount of tangible net worth, a minimum fixed charge coverage ratio, a minimum unencumbered interest coverage ratio, a maximum unsecured leverage ratio and a maximum amount of secured recourse indebtedness. It also contains customary events of default (subject in certain cases to specified cure periods). These terms in the term loan facility agreement are consistent with the terms in our unsecured revolving credit facility agreement.

The proceeds from the term loan facility were used to repay borrowings made under the unsecured revolving credit facility. As of March 31, 2016, we were in compliance with the covenants under the term loan facility.

5. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following as of March 31, 2016 and December 31, 2015 (amounts in thousands):

	March 31, 2016	December 31, 2015
Accounts payable and accrued expenses	$74,166	$83,352
Payable to the estate of Leona M. Helmsley (1)	18,367	18,367
Interest rate swap agreements liability	21,294	1,922
Accrued interest payable	3,808	5,555
Due to affiliated companies	1,469	1,903
Accounts payable and accrued expenses	$119,104	$111,099
___________

(1)	Reflects a payable to the estate of Leona M. Helmsley in the amount of New York City transfer taxes which would have been payable in absence of the estate's exemption from such tax.

6. Financial Instruments and Fair Values
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

We have agreements with our derivative counterparties that contain a provision where if we either default or are capable of being declared in default on any of our indebtedness, then we could also be declared in default on our derivative obligations. As of March 31, 2016, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $22.3 million. If we had breached any of these provisions at March 31, 2016, we could have been required to settle our obligations under the agreements at their termination value of $22.3 million.

As of March 31, 2016, we had three interest rate LIBOR swaps with an aggregate notional value of $465.0 million. The notional value does not represent exposure to credit, interest rate or market risks. The fair value of these derivative instruments, which is included in accounts payable and accrued expenses on the condensed consolidated balance sheet, amounted to $21.3 million at March 31, 2016. These interest rate swaps have been designated as cash flow hedges and hedge the future cash outflows on our mortgage debt and also on our term loan facility that is subject to a floating interest rate. As of March 31, 2016, these cash flow hedges are deemed effective and an unrealized loss of $19.4 million is reflected in the condensed consolidated statements of comprehensive income (loss) for the three months ended March 31, 2016. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the debt. We estimate that no amount of the current balance held in accumulated other comprehensive income (loss) will be reclassified into interest expense within the next 12 months.
The table below summarizes the terms of agreements and the fair values of our derivative financial instruments as of March 31, 2016 and December 31, 2015 (dollar amounts in thousands):

	As of March 31, 2016					March 31, 2016		December 31, 2015
Derivative	Notional Amount	Receive Rate	Pay Rate	Effective Date	Expiration Date	Asset	Liability	Asset	Liability
Interest rate swap	$265,000	1 Month LIBOR	2.1485%	August 31, 2017	August 24, 2022	$—	$(9,295)	$—	$(1,620)
Interest rate swap	100,000	3 Month LIBOR	2.5050%	July 5, 2017	July 5, 2027	—	(5,998)	—	(148)
Interest rate swap	100,000	3 Month LIBOR	2.5050%	July 5, 2017	July 5, 2027	—	(6,001)	—	(154)
						$—	$(21,294)	$—	$(1,922)
The table below shows the effect of our derivative financial instruments designated as cash flow hedges for the three months ended March 31, 2016 and 2015 (amounts in thousands):

Effects of Cash Flow Hedges	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Amount of gain (loss) recognized in other comprehensive income (loss) - effective portion	$(19,371)	$—
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into interest expense - effective portion	—	—
Amount of gain (loss) recognized in other income/expense - ineffective portion	—	—

Fair Valuation
The estimated fair values at March 31, 2016 and December 31, 2015 were determined by management, using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

The following tables summarize the carrying estimated fair values as of our financial instruments as of March 31, 2016 and December 31, 2015 (amounts in thousands):

	March 31, 2016
	Carrying Value	Total	Level 1	Level 2	Level 3
Interest rate swaps included in accounts payable and accrued expenses	$21,294	$21,294	$—	$21,294	$—
Mortgage notes payable	772,015	780,126	—	—	780,126
Senior unsecured notes - Exchangeable	239,025	251,669	—	—	251,669
Senior unsecured notes - Series A, B, and C	348,836	360,602	—	—	360,602
Unsecured term loan facility	262,640	265,000	—	—	265,000
Unsecured revolving credit facility	—	—	—	—	—

	December 31, 2015
	Carrying Value	Total	Level 1	Level 2	Level 3
Interest rate swaps included in accounts payable and accrued expenses	$1,922	$1,922	$—	$1,922	$—
Mortgage notes payable	747,661	752,350	—	—	752,350
Senior unsecured notes - Exchangeable	238,208	251,391	—	—	251,391
Senior unsecured notes - Series A, B, and C	348,810	344,501	—	—	344,501
Unsecured term loan facility	262,545	265,000	—	—	265,000
Unsecured revolving credit facility	35,192	40,000	—	—	40,000
Disclosure about fair value of financial instruments is based on pertinent information available to us as of March 31, 2016 and December 31, 2015. Although we are not aware of any factors that would significantly affect the reasonableness of these fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

7. Rental Income
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

8. Commitments and Contingencies
Legal Proceedings
Except as described below, as of March 31, 2016, we were not involved in any material litigation, nor, to our knowledge, was any material litigation threatened against us or our properties, other than routine litigation arising in the ordinary course of business such as disputes with tenants. We believe that the costs and related liabilities, if any, which may result from such actions will not materially affect our condensed consolidated financial position, operating results or liquidity.
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
In addition, commencing December 24, 2013, four putative class actions, or the "Second Class Actions," were filed in New York State Supreme Court, New York County, against Malkin Holdings LLC, Peter L. Malkin, Anthony E. Malkin and Thomas N. Keltner, Jr. on behalf of former investors in Empire State Building Associates L.L.C. Generally, the Second Class Actions alleged that the defendants breached their fiduciary duties and were unjustly enriched. One of the Second Class Actions named us and ESRT as defendants, alleging that they aided and abetted the breaches of fiduciary duty. The Second Class Actions were consolidated on consent, and co-lead class counsel was appointed by order dated February 11, 2014. A Consolidated Amended Complaint was filed February 7, 2014, which did not name us or ESRT as defendants. It seeks monetary damages. On March 7, 2014, defendants filed a motion to dismiss the Second Class Actions, which the plaintiffs opposed and was fully submitted to the court on April 28, 2014. The court heard oral arguments on the motion on July 7, 2014, and the motion to dismiss was granted in a ruling entered July 21, 2014. The plaintiffs filed a notice of appeal on August 8, 2014. On January 12, 2015, the plaintiffs filed a motion to supplement the record on appeal to include additional materials from the Original Class Action, which the defendants opposed. The motion was denied on March 5, 2015. The plaintiffs perfected this appeal by filing their brief and the appellate record with the court on March 23, 2015. Oral argument on the appeal was held on October 28, 2015. On November 25, 2015, the appellate court affirmed dismissal of the Second Class Actions. The plaintiffs moved the appellate court for leave to appeal to the New York Court of Appeals. On March 1, 2016, the appellate court denied the motion. On March 31, 2016, the plaintiffs moved for leave to appeal in the New York Court of Appeals. That motion is fully submitted and awaiting a ruling from the Court of Appeals.
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
On or about October 14, 2014, the 12 investors (out of approximately 4,500 investors covered by the Original Class Actions) who opted out of the Original Class Actions filed an arbitration with the American Arbitration Association against Peter L. Malkin, Anthony E. Malkin, Thomas N. Keltner, Jr., and Malkin Holdings LLC, as respondents, alleging breach of fiduciary duty and related claims in connection with the consolidation. The statement of claim in that arbitration seeks monetary damages and declaratory relief. The respondents filed an answering statement and counterclaims. On December 18, 2014, these claimants also filed a complaint in the United States District Court for the Southern District of New York alleging the same claims that they asserted in the arbitration. As alleged in the complaint, the claimants filed this lawsuit to toll the statute of limitations on their claims in the event it is determined that the claims are not subject to arbitration, and they plan to move to stay the lawsuit in favor of the pending arbitration. On February 2, 2015, the claimants filed an amended complaint adding an additional claim and making other non-substantive modifications to the original complaint. On March 12, 2015, the court stayed the action on consent of all parties pending the arbitration. The arbitration hearings are scheduled to commence May 24, 2016.
As with the prior claims challenging the consolidation and related matters, the defendants believe the allegations in the arbitration are entirely without merit, and they intend to defend vigorously.
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
Unfunded Capital Expenditures
At March 31, 2016, we estimate that we will incur approximately $59.5 million of capital expenditures (including tenant improvements and leasing commissions) on our consolidated properties pursuant to existing lease agreements. We expect to fund these capital expenditures with operating cash flow, additional property level mortgage financings, our unsecured revolving credit facility, other issuances of debt, and cash on hand. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs. We expect that these financing requirements will be met in a similar fashion.
Ground Leases
Aggregate required payments on ground leases at March 31, 2016 are as follows (amounts in thousands):

2016	$1,139
2017	1,518
2018	1,518
2019	1,518
2020	1,518
Thereafter	56,730
$63,941
Concentration of Credit Risk
Financial instruments that subject us to credit risk consist primarily of cash, restricted cash, tenant and other receivables and deferred rent receivables. At March 31, 2016, we held on deposit at various major financial institutions cash and cash equivalents and restricted cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation.
Asset Retirement Obligations
We are required to accrue costs that we are legally obligated to incur on retirement of our properties which result from acquisition, construction, development and/or normal operation of such properties. Retirement includes sale, abandonment or disposal of a property. Under that standard, a conditional asset retirement obligation represents a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within a company’s control and a liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated. Environmental site assessments and investigations have identified asbestos or asbestos-containing building materials in certain of our properties. As of March 31, 2016, management has no plans to remove or alter these properties in a manner that would trigger federal and other applicable regulations for asbestos removal, and accordingly, the obligations to remove the asbestos or asbestos-containing building materials from these properties have indeterminable settlement dates. As such, we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligation. However ongoing asbestos abatement, maintenance programs and other required documentation are carried out as required and related costs are expensed as incurred.
Other Environmental Matters
Certain of our properties have been inspected for soil contamination due to pollutants, which may have occurred prior to our ownership of these properties or subsequently in connection with its development and/or its use. Required remediation to such properties has been completed, and as of March 31, 2016, our management believes that there are no obligations related to environmental remediation other than maintaining the affected sites in conformity with the relevant authority’s mandates and filing the required documents. All such maintenance costs are expensed as incurred. We expect that resolution of the environmental matters relating to the above will not have a material impact on our business, assets, consolidated financial condition, results of operations or liquidity. However, we cannot be certain that we have identified all environmental liabilities at our properties, that all necessary remediation actions have been or will be undertaken at our properties or that we will be indemnified, in full or at all, in the event that such environmental liabilities arise.
Insurance Coverage
We carry insurance coverage on our properties of types and in amounts with deductibles that we believe are in line with coverage customarily obtained by owners of similar properties.

9. Capital
As of March 31, 2016, there were 269,438,815 operating partnership units outstanding, of which 121,746,700, or 45.2%, were owned by ESRT and 147,692,115, or 54.8%, were owned by other partners, including ESRT directors, members of senior management and other employees.
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
With the exception of performance based LTIP units granted in 2016, all LTIP units issued in connection with annual equity awards, whether vested or not, receive the same per unit distributions as operating partnership units, which equal per share dividends (both regular and special) on our common stock. Performance based LTIP units granted in 2016 will receive 10% of such distributions currently, unless and until such LTIP units are earned based on performance, at which time they will receive the accrued and unpaid 90% and will commence receiving 100% of such distributions.

Distributions
Total distributions paid to OP unitholders were $22.9 million and $22.7 million for the three months ended March 31, 2016, respectively. Total distributions paid to preferred unitholders were $0.2 million for the three months ended March 31, 2016 and 2015.
Incentive and Share-Based Compensation
The 2013 Plan provides for grants to directors, employees and consultants consisting of stock options, restricted stock, dividend equivalents, stock payments, performance shares, LTIP units, stock appreciation rights and other incentive awards. An aggregate of 12.2 million shares of ESRT common stock is authorized for issuance under awards granted pursuant to the 2013 Plan, and as of March 31, 2016, 8.3 million shares of ESRT common stock remain available for future issuance.
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
In February 2016, we made grants of LTIP units to executive officers under the 2013 Plan. At such time, we granted a total of 368,225 LTIP units that are subject to time-based vesting and 1,230,228 LTIP units that are subject to performance-based vesting, with fair market values of $5.6 million for the time-based vesting awards and $8.8 million for the performance-based vesting awards. The awards subject to time-based vesting vest ratably over four years from January 1, 2016, subject generally to the grantee's continued employment. The first installment vests on January 1, 2017 and the remainder will vest thereafter in three equal annual installments. The vesting of the LTIP units subject to performance-based vesting is based on the achievement of absolute and relative total stockholder return hurdles over a three-year performance period, commencing on January 1, 2016. Following the completion of the three-year performance period, our compensation committee will determine the number of LTIP units to which the grantee is entitled based on our performance relative to the performance hurdles set forth in the LTIP unit award agreements the grantee entered into in connection with the award grant. These units then vest in two installments, with the first installment vesting on January 1, 2019 and the second installment vesting on January 1, 2020, subject generally to the grantee's continued employment on those dates.
In February 2016, we made a grant of LTIP units to an executive officer under the 2013 Plan. We granted a total of 62,814 LTIP units with a fair market value of $1.0 million. The award is subject to time-based vesting of 30% after three years, 30% after four years, and 40% after five years, subject to the grantee's continued employment.
In February 2016, we made grants of LTIP units and restricted stock to certain other employees under the 2013 Plan. At such time, we granted a total of 47,168 LTIP units and 44,198 shares of restricted stock that are subject to time-based vesting and 112,925 LTIP units that are subject to performance-based vesting, with fair market values of $1.4 million for the time-based vesting awards and $0.8 million for the performance-based vesting awards. The awards subject to time-based vesting vest ratably over four years from January 1, 2016, subject generally to the grantee's continued employment. The first installment vests on January 1, 2017 and the remainder will vest thereafter in three equal annual installments. The vesting of the awards subject to performance-based vesting is based on the achievement of absolute and relative total stockholder return hurdles over a three-year performance period, commencing on January 1, 2016. Following the completion of the three-year performance period, our compensation committee will determine the number of LTIP units to which the grantee is entitled based on our performance relative to the performance hurdles set forth in the award agreements the grantee entered into in connection with the award grant. These units and shares then vest in two installments, with the first installment vesting on January 1, 2019 and the second installment vesting on January 1, 2020, subject generally to the grantee's continued employment on those dates.

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
LTIP units and ESRT restricted stock issued during the three months ended March 31, 2016 were valued at $17.5 million. The weighted-average per unit or share fair value was $9.38 for grants issued in 2016. The per unit or share granted in 2016 was estimated on the date of grant using the following assumptions: an expected life of 2.8 years, a dividend rate of 2.10%, a risk-free interest rate of 0.84% and an expected price volatility of 24.0%.
No other stock options, dividend equivalents, or stock appreciation rights were issued or outstanding in 2016.
The following is a summary of ESRT restricted stock and LTIP unit activity for the three months ended March 31, 2016:

	Restricted Stock	LTIP Units	Weighted Average Grant Price
Unvested balance at December 31, 2015	97,592	1,415,895	$15.20
Vested	(4,350)	(100,595)	16.52
Granted	44,198	1,821,360	15.92
Forfeited	—	—	—
Unvested balance at March 31, 2016	137,440	3,136,660	$15.57
The LTIP unit and ESRT restricted stock awards will immediately vest upon the later of (i) the date the grantee attains the age of 60 and (ii) the date on which grantee has first completed ten years of continuous service with our company or its affiliates. For award agreements that qualify, we recognize noncash compensation expense on the grant date for the time-based awards and ratably over the vesting period for the performance-based awards, and accordingly, we recognized $0.4 million for the three months ended March 31, 2016 and $0.5 million for the three months ended March 31, 2015. Unrecognized compensation expense was $0.7 million at March 31, 2016, which will be recognized over a period of 2.5 years.
For the remainder of the LTIP unit and ESRT restricted stock awards, we recognize noncash compensation expense ratably over the vesting period, and accordingly, we recognized noncash compensation expense of $1.7 million for the three months ended March 31, 2016 and $1.2 million for the three months ended March 31, 2015. Unrecognized compensation expense was $25.1 million at March 31, 2016, which will be recognized over a weighted average period of 3.0 years.

Earnings Per Unit

Earnings per unit for the three months ended March 31, 2016 and 2015 is computed as follows (amounts in thousands, except per unit amounts):

	Three Months Ended
	March 31, 2016	March 31, 2015
Numerator:
Net income	$16,705	$7,888
Private perpetual preferred unit distributions	(234)	(234)
Earnings allocated to unvested units	(172)	(144)
Net income attributable to common unitholders - basic and diluted	$16,299	$7,510

Denominator -
Weighted average units outstanding - basic and diluted	266,134	265,810

Earnings per unit - basic and diluted	$0.06	$0.03
There were 507,205 and 630,843 antidilutive units for the three months ended March 31, 2016 and March 31, 2015, respectively.
10. Related Party Transactions
Supervisory Fee Revenue

We earned supervisory fees from affiliated entities not included in our condensed consolidated financial statements of $0.4 million for the three months ended March 31, 2016 and 2015. These fees are included within third-party management and other fees.
Property Management Fee Revenue
We earned property management fees from affiliated entities not included in our condensed consolidated financial statements of $0.1 million for the three months ended March 31, 2016 and 2015. These fees are included within third-party management and other fees.
Other
We are reimbursed at allocable cost for 647 square feet of shared office space, equipment, and administrative support, as was done prior to our formation, and we receive rent generally at market rental rate for 3,074 square feet of leased space, from entities affiliated with Anthony E. Malkin at one of our properties aggregating $0.05 million for the three months ended March 31, 2016 and 2015. In each case the space is expected to be temporary, and such affiliate has the right to cancel such lease without special payment on 90 days’ notice.
One of our directors is a general partner in an investment fund, which owns more than a 10% economic and voting interest in one of our tenants with an annualized rent of $5.8 million as of March 31, 2016.
11. Segment Reporting
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

March 27, 2015, we no longer solicited new business for our construction management business. We completed all projects that were in progress.

The following tables provide components of segment profit for each segment for the three months ended March 31, 2016 and 2015 (amounts in thousands):

	Three Months Ended March 31, 2016
	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Rental revenue	$114,908	$—	$—	$114,908
Intercompany rental revenue	13,718	—	(13,718)	—
Tenant expense reimbursement	18,120	—	—	18,120
Observatory revenue	—	21,181	—	21,181
Third-party management and other fees	545	—	—	545
Other revenue and fees	2,320	—	—	2,320
Total revenues	149,611	21,181	(13,718)	157,074
Operating expenses:
Property operating expenses	39,104	—	—	39,104
Intercompany rent expense	—	13,718	(13,718)	—
Ground rent expense	2,333	—	—	2,333
General and administrative expenses	10,918	—	—	10,918
Observatory expenses	—	7,755	—	7,755
Real estate taxes	23,525	—	—	23,525
Acquisition expenses	98	—	—	98
Depreciation and amortization	39,130	97	—	39,227
Total operating expenses	115,108	21,570	(13,718)	122,960
Total operating income (loss)	34,503	(389)	—	34,114
Interest expense	(17,951)	—	—	(17,951)
Income (loss) before income taxes	16,552	(389)	—	16,163
Income tax benefit (expense)	(405)	947	—	542
Net income	$16,147	$558	$—	$16,705
Segment assets	$3,015,802	$247,569	$—	$3,263,371
Expenditures for segment assets	$23,458	$—	$—	$23,458

	Three Months Ended March 31, 2015
	Real Estate	Observatory	Other	Intersegment Elimination	Total
Revenues:
Rental revenue	$110,058	$—	$—	$—	$110,058
Intercompany rental revenue	11,664	—	—	(11,664)	—
Tenant expense reimbursement	18,200	—	—	—	18,200
Observatory revenue	—	18,223	—	—	18,223
Construction revenue	—	—	3,922	(2,315)	1,607
Third-party management and other fees	446	—	—	—	446
Other revenue and fees	3,348	—	—	—	3,348
Total revenues	143,716	18,223	3,922	(13,979)	151,882
Operating expenses:
Property operating expenses	42,027	—	—	—	42,027
Intercompany rent expense	—	11,664	—	(11,664)	—
Ground rent expense	2,331	—	—	—	2,331
General and administrative expenses	9,100	—	—	—	9,100
Observatory expenses	—	7,402	—	—	7,402
Construction expenses	—	—	4,973	(2,104)	2,869
Real estate taxes	22,978	—	—	—	22,978
Depreciation and amortization	41,233	79	106	—	41,418
Total operating expenses	117,669	19,145	5,079	(13,768)	128,125
Total operating income (loss)	26,047	(922)	(1,157)	(211)	23,757
Interest expense	(16,047)	—	—	—	(16,047)
Income (loss) before income taxes	10,000	(922)	(1,157)	(211)	7,710
Income tax benefit (expense)	(351)	256	273	—	178
Net income (loss)	$9,649	$(666)	$(884)	$(211)	$7,888
Segment assets	$3,017,669	$251,662	$3,657	$—	$3,272,988
Expenditures for segment assets	$37,393	$—	$—	$—	$37,393

12. Subsequent Events
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

•
other factors discussed under “Item 1A, Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015 and additional factors that may be contained in any filing we make with the SEC, including Part II, Item 1A of our Quarterly Reports on Form 10-Q.

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, or new information, data or methods, future events or other changes after the date of this Quarterly Report on Form 10-Q, except as required by applicable law. For a further discussion of these and other factors that could impact our future results, performance or transactions, see the sections entitled “Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015 which we filed with the SEC. You should not place undue reliance on any forward-looking statements, which are based only on information currently available to us.
Overview

Empire State Realty OP, L.P. is the entity through which Empire State Realty Trust, Inc. (“ESRT”), a self-administered and self-managed real estate investment trust, or REIT, conducts all of its business and owns (either directly or through subsidiaries) substantially all of its assets. We own, manage, operate, acquire and reposition office and retail properties in Manhattan and the greater New York metropolitan area.
Highlights for the three months ended March 31, 2016 included:

•	Achieved Core Funds From Operations (“Core FFO”) of $0.22 per fully diluted share and net income attributable to the Company of $0.06 per fully diluted share.

•	Occupancy and leased percentages at March 31, 2016:

•	Total portfolio was 88.2% occupied; including signed leases not commenced (“SLNC”), the total portfolio was 89.8% leased.

•	Manhattan office portfolio (excluding the retail component of these properties) was 86.4% occupied; including SLNC, the Manhattan office portfolio was 88.2% leased.

•	Retail portfolio was 91.4% occupied; including SLNC, the retail portfolio was 93.4% leased.

•	Empire State Building was 89.2% occupied; including SLNC, the Empire State Building was 90.7% leased.

•
Executed 47 leases, representing 255,723 rentable square feet across the total portfolio, achieving a 42.9% increase in mark-to-market rent over previous fully escalated rents on new, renewal, and expansion leases.

•
Signed 15 new leases representing 135,603 rentable square feet in the first quarter 2016 for the Manhattan office portfolio (excluding the retail component of these properties), achieving an increase of 50.9% in mark-to-market rent over previous fully escalated rents.

•	The Empire State Building Observatory revenue for the first quarter 2016 grew 16.5% to $21.2 million from $18.2 million in the first quarter 2015.

•
Refinanced 10 Union Square East with a new 10 year, $50.0 million mortgage loan, reducing the interest rate from 6.0% to 3.7%, and generated net refinancing proceeds of approximately $29.8 million which we applied to pay down our credit facility.

•	Declared a dividend in the amount of $0.085 per share for the first quarter 2016, which was paid on March 31, 2016.

As of March 31, 2016, our total portfolio contained 10.1 million rentable square feet of office and retail space. We owned 14 office properties (including three long-term ground leasehold interests) encompassing approximately 9.4 million rentable square feet of office space. Nine of these properties are located in the midtown Manhattan market and aggregate approximately 7.5 million rentable square feet of office space, including the Empire State Building. Our Manhattan office properties also contain an aggregate of 516,201 rentable square feet of premier retail space on their ground floor and/or contiguous levels. Our remaining five office properties are located in Fairfield County, Connecticut and Westchester County, New York, encompassing in the aggregate approximately 1.9 million rentable square feet. The majority of square footage for these five properties is located in densely populated metropolitan communities with immediate access to mass transportation. Additionally, we have entitled land at the Stamford Transportation Center in Stamford, Connecticut, adjacent to one of our office properties, that will support the development of an approximately 380,000 rentable square foot office building and garage, which we refer to herein as Metro Tower. As of March 31, 2016, our portfolio included four standalone retail properties located in Manhattan and two standalone retail properties located in the city center of Westport, Connecticut, encompassing 204,452 rentable square feet in the aggregate.
The Empire State Building is our flagship property. The Empire State Building provides us with a diverse source of revenue through its office and retail leases, observatory operations and broadcasting licenses, and related leased space. Our observatory operations are a separate reporting segment. Our observatory operations are subject to regular patterns of tourist activity in Manhattan. During the past ten years, approximately 16.0% to 18.0% of our annual observatory revenue was realized in the first quarter, 26.0% to 28.0% was realized in the second quarter, 31.0% to 33.0% was realized in the third quarter, and 23.0% to 25.0% was realized in the fourth quarter.
The components of the Empire State Building revenue are as follows (dollars in thousands):

	Three months ended March 31,
	2016		2015
Office leases	$28,678	42.7%	$25,929	43.1%
Retail leases	2,902	4.3%	2,351	3.9%
Tenant reimbursements & other income	6,805	10.1%	6,271	10.5%
Observatory operations	21,181	31.5%	18,223	30.3%
Broadcasting licenses and leases	7,698	11.4%	7,363	12.2%
Total	$67,264	100.0%	$60,137	100.0%

We have been undertaking a comprehensive redevelopment and repositioning strategy of our Manhattan office properties. This strategy is designed to improve the overall value and attractiveness of our properties and has contributed significantly to our tenant repositioning efforts, which seek to increase our occupancy; raise our rental rates; increase our rentable square feet; increase our aggregate rental revenue; lengthen our average lease term; increase our average lease size; and improve our tenant credit quality. These improvements include restored, renovated and upgraded or new lobbies; elevator modernization; renovated public areas and bathrooms; refurbished or new windows; upgrade and standardization of retail storefront and signage; façade restorations; modernization of building-wide systems; and enhanced tenant amenities. We have also aggregated smaller spaces in order to offer larger blocks of office space, including multiple floors, that are attractive to larger, higher credit-quality tenants and to offer new, pre-built suites with improved layouts. This strategy has shown what we believe to be attractive results to date, and we believe has the potential to improve our operating margins and cash flows in the future. We believe we will continue to enhance our tenant base and improve rents as our pre-redevelopment leases continue to expire and be re-leased. From 2002 through March 31, 2016, we have invested a total of approximately $657.0 million (excluding tenant improvement costs and leasing commissions) in our Manhattan office properties pursuant to this program. We are in the process of substantially completing the redevelopment and repositioning program as originally contemplated. We intend to fund these capital improvements through a combination of operating cash flow and borrowings.
As of March 31, 2016, excluding principal amortization, we had no debt maturing in 2016 and approximately $336.0 million of debt maturing in 2017, and we had total debt outstanding of approximately $1.6 billion, with a weighted average interest rate of 4.14% (excluding premiums and discount) and a weighted average maturity of 5.4 years. Our consolidated debt to total market capitalization was approximately 26% as of March 31, 2016.
As of March 2015, we no longer solicited new business for our construction management business. We have since completed all projects that were in progress.

Results of Operations
Overview
The discussion below relates to our financial condition and results of operations for the three months ended March 31, 2016 and 2015.
Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015
The following table summarizes the historical results of operations for the three months ended March 31, 2016 and 2015 (dollars in thousands):

	Three Months Ended March 31,
	2016	2015	Change	%
Revenues:
Rental revenue	$114,908	$110,058	$4,850	4.4%
Tenant expense reimbursement	18,120	18,200	(80)	(0.4)%
Observatory revenue	21,181	18,223	2,958	16.2%
Construction revenue	—	1,607	(1,607)	(100.0)%
Third-party management and other fees	545	446	99	22.2%
Other revenues and fees	2,320	3,348	(1,028)	(30.7)%
Total revenues	157,074	151,882	5,192	3.4%
Operating expenses:
Property operating expenses	39,104	42,027	(2,923)	(7.0)%
Ground rent expenses	2,333	2,331	2	0.1%
General and administrative expenses	10,918	9,100	1,818	20.0%
Observatory expenses	7,755	7,402	353	4.8%
Construction expenses	—	2,869	(2,869)	(100.0)%
Real estate taxes	23,525	22,978	547	2.4%
Acquisition expenses	98	—	98	100.0%
Depreciation and amortization	39,227	41,418	(2,191)	(5.3)%
Total operating expenses	122,960	128,125	(5,165)	(4.0)%
Operating income	34,114	23,757	10,357	43.6%
Interest expense	(17,951)	(16,047)	(1,904)	11.9%
Income before income taxes	16,163	7,710	8,453	109.6%
Income tax benefit	542	178	364	204.5%
Net income	16,705	7,888	8,817	111.8%
Private perpetual preferred unit distributions	(234)	(234)	—	—
Net income attributable to common unitholders	$16,471	$7,654	$8,817	115.2%

Rental Revenue
The increase in rental income was primarily attributable to increased rental rates.
Tenant Expense Reimbursement
Tenant expense reimbursements were consistent with the three months ended March 31, 2015.
Observatory Revenue
Observatory revenues were higher in parts due to increased tourist visits, favorable weather conditions in 2016, the calendar shift of Easter weekend to the first quarter 2016 compared to the second quarter 2015 and changes in ticket mix.

Construction Revenue
The construction business ceased operations in 2015 which is reflected in the elimination of construction revenues.
Third-Party Management and Other Fees
Third party management fees were consistent with the three months ended March 31, 2015.
Other Revenues and Fees
The decrease in other revenues and fees is primarily due to lower lease cancellation and late charges income.
Property Operating Expenses
The decrease in property operating expenses is primarily due to lower utility costs of $1.7 million and lower repairs and maintenance costs of $1.1 million.
General and Administrative Expenses
The increase in general and administrative expenses from the first quarter 2015 is due to equity compensation grants in 2016 and the additional layer of amortization expense. Once we conclude four years as a public company, this equity compensation expense should normalize. Additionally, higher incentive compensation bonus accruals.
Observatory Expenses
The increase in Observatory expenses primarily reflects higher public relations costs.
Construction Expenses
The construction business ceased operations in 2015 which is reflected in the elimination of construction expenses.
Real Estate Taxes
Real estate taxes were consistent with the three months ended March 31, 2015.
Depreciation and Amortization
The decrease in depreciation and amortization is primarily attributable to assets that became fully depreciated during 2015.
Interest Expense
The increase in interest expense is due to higher debt balances as well as higher interest rates. In March 2015, we issued $350.0 million of senior unsecured notes with a weighted average fixed interest rate of 4.08%. The proceeds were partially used to repay our unsecured revolving credit facility which had a variable interest rate of 1.33%.
Income taxes
The increase in income tax benefit is attributable to activities within ESRT's taxable REIT subsidiaries, primarily related to our Observatory.
Liquidity and Capital Resources
At March 31, 2016, we had approximately $44.4 million available in cash and cash equivalents, and there was $800.0 million available under our unsecured revolving credit facility.
Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, including lease-up costs, fund our redevelopment and repositioning programs, acquire properties, make distributions to our securityholders and fulfill other general business needs. Based on the historical experience of our management and our business strategy, in the foreseeable future we anticipate that we will generate positive cash flows from operations. In order for ESRT to qualify as a REIT, ESRT is required under the Internal Revenue Code of 1986 to distribute to its stockholders, on an annual basis, at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains. We expect to make quarterly distributions to our securityholders.

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
As of March 31, 2016, we had approximately $1.6 billion of total consolidated indebtedness outstanding, with a weighted average interest rate of 4.14% (excluding premiums and discount) and a weighted average maturity of 5.4 years. Excluding principal amortization, we have no debt maturing in 2016 and approximately $336.0 million of debt maturing in 2017. Our consolidated debt to total market capitalization was approximately 26% as of March 31, 2016.
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
The unsecured revolving credit facility is comprised of a revolving credit facility in the maximum original principal amount of $800.0 million. The unsecured revolving credit facility contains an accordion feature that would allow us to increase the maximum aggregate principal amount to $1.25 billion under specified circumstances. Amounts outstanding under the unsecured revolving credit facility bear interest at a floating rate equal to, at our election, (x) a Eurodollar rate, plus a spread that will range from 0.875% to 1.600% depending upon its leverage ratio and credit rating; or (y) a base rate, plus a spread that will range from 0.000% to 0.600% depending upon our leverage ratio and credit rating. In addition, the unsecured revolving credit facility permits us to borrow at competitive bid rates determined in accordance with procedures described in the unsecured revolving credit facility agreement.
The unsecured revolving credit facility has an initial maturity in January 2019. We have the option to extend the initial term of the unsecured revolving credit facility for up to two additional six-month periods, subject to certain conditions, including the payment of an extension fee equal to 0.075% of the then outstanding commitments under the unsecured revolving credit facility.
The unsecured revolving credit facility includes the following financial covenants: (i) maximum leverage ratio of total indebtedness to total asset value (as defined in the agreement) of the loan parties and their consolidated subsidiaries will not exceed 60%, (ii) consolidated secured indebtedness will not exceed 40% of total asset value, (iii) tangible net worth will not be less than $745.4 million plus 75% of net equity proceeds received by the operating partnership (other than proceeds received within ninety (90) days after the redemption, retirement or repurchase of ownership or equity interests in the operating partnership up to the amount paid by the operating partnership in connection with such redemption, retirement or repurchase, where, the net effect is that the operating partnership shall not have increased its net worth as a result of any such proceeds), (iv) adjusted EBITDA (as defined in the unsecured revolving credit facility) to consolidated fixed charges will not be less than 1.50x, (v) the aggregate net operating income with respect to all unencumbered eligible properties to the portion of interest expense attributable to unsecured indebtedness will not be less than 1.75x, (vi) the ratio of total unsecured indebtedness to unencumbered asset value will not exceed 60%, and (vii) consolidated secured recourse indebtedness will not exceed 10% of total asset value (provided, however, this covenant shall not apply at any time after either the company or the operating partnership achieves debt ratings from at least two of Moody’s, S&P and Fitch, and such debt ratings are Baa3 or better (in the case of a rating by Moody’s) or BBB- or better (in the case of a rating by S&P or Fitch)). As of March 31, 2016, we were in compliance with the covenants:

Financial covenant	Required	March 31, 2016	In Compliance
Maximum total leverage	< 60%	30.1%	Yes
Maximum secured debt	< 40%	14.3%	Yes
Minimum fixed charge coverage	> 1.50x	3.8x	Yes
Minimum unencumbered interest coverage	> 1.75x	7.1x	Yes
Maximum unsecured leverage	< 60%	24.0%	Yes
Maximum secured recourse indebtedness	< 10%	0.0%	Yes
Minimum tangible net worth	$745,356	$960,292	Yes
The unsecured revolving credit facility contains customary covenants, including limitations on liens, investment, debt, fundamental changes, and transactions with affiliates, and requires certain customary financial reports.
The unsecured revolving credit facility contains customary events of default (subject in certain cases to specified cure periods), including but not limited to non-payment, breach of covenants, representations or warranties, cross defaults, bankruptcy or other insolvency events, judgments, ERISA events, invalidity of loan documents, loss of real estate investment trust qualification, and occurrence of a change of control as defined in the agreement for the unsecured credit facility).

Senior Unsecured Notes

During March 2015, we issued and sold an aggregate principal amount of $350.0 million of senior unsecured notes ("Series A, B and C Senior Notes") in a private placement to entities affiliated with Prudential Capital Group. The Series A, B and C Senior Notes consist of $100 million of 3.93% Series A Senior Notes due 2025, $125 million of 4.09% Series B Senior Notes due 2027, and $125 million of 4.18% Series C Senior Notes due 2030. The proceeds were used to repay outstanding mortgage debt, to reduce amounts outstanding under our unsecured revolving credit facility and for other general corporate purposes.

The Series A, B and C Senior Notes are senior unsecured obligations and are unconditionally guaranteed by each of our subsidiaries that guarantees indebtedness under the senior unsecured revolving credit facility. Interest on the Series A, B and C Senior Notes is payable quarterly.

The terms of the Series A, B and C Senior Notes include customary covenants, including limitations on liens, investment, debt, fundamental changes, and transactions with affiliates and require certain customary financial reports. The Series A, B and C Senior Notes also require compliance with financial ratios consistent with the unsecured credit facility including a maximum leverage ratio, a maximum secured leverage ratio, a minimum amount of tangible net worth, a minimum fixed charge coverage ratio, a minimum unencumbered interest coverage ratio, a maximum unsecured leverage ratio and a maximum amount of secured recourse indebtedness. As of March 31, 2016, we were in compliance with the covenants under the Series A, B and C Senior Notes.

Unsecured Term Loan Facility

During August 2015, we entered into a new seven year $265.0 million senior unsecured term loan facility ("term loan facility"). The term loan facility matures on August 24, 2022. The term loan facility bears interest at a floating rate equal to, at our election, a LIBOR rate, plus a spread ranging from 1.400% to 2.350%; or a base rate, plus a spread ranging from 0.400% to 1.350%. In each case the spread is determined by our leverage ratio and credit rating. Pursuant to a forward interest rate swap agreement, we effectively fixed LIBOR at 2.1485% for $265.0 million of the term loan facility for the period from August 31, 2017 through maturity. The proceeds from the term loan facility were used to repay borrowings made under our unsecured revolving credit facility.

The terms of the term loan facility agreement include customary covenants, including limitations on liens, investment, debt, fundamental changes, and transactions with affiliates and require certain customary financial reports. The term loan facility requires compliance with financial ratios including a maximum leverage ratio, a maximum secured leverage ratio, a minimum amount of tangible net worth, a minimum fixed charge coverage ratio, a minimum unencumbered interest coverage ratio, a maximum unsecured leverage ratio and a maximum amount of secured recourse indebtedness. It also contains customary events of default (subject in certain cases to specified cure periods). These terms in the term loan facility agreement are consistent with the terms in our unsecured revolving credit facility agreement. As of March 31, 2016, we were in compliance with the covenants under the term loan facility.
Mortgage Debt
As of March 31, 2016, we had mortgage debt outstanding of $772.0 million. During the first quarter of 2016, we refinanced at a lower rate a $20.2 million 6.0% mortgage loan secured by 10 Union Square East. The new $50.0 million mortgage loan has a ten year maturity and bears interest at a fixed rate of 3.7%. As a result of the refinancing, we expensed $0.2 million of unamortized deferred financing costs and incurred a $0.4 million prepayment penalty which will be offset by interest cost savings.

Leverage Policies
We expect to employ leverage in our capital structure in amounts determined from time to time by ESRT's board of directors. Although ESRT's board of directors has not adopted a policy that limits the total amount of indebtedness that we may incur, we anticipate that ESRT's board of directors will consider a number of factors in evaluating our level of indebtedness from time to time, as well as the amount of such indebtedness that will be either fixed or floating rate. ESRT's charter and bylaws do not limit the amount or percentage of indebtedness that we may incur nor do they restrict the form in which our indebtedness will be taken (including, but not limited to, recourse or non-recourse debt and cross-collateralized debt). Our overall leverage will depend on our mix of investments and the cost of leverage, however, we currently intend to maintain a level of indebtedness consistent with our plan to seek an investment grade credit rating. ESRT's board of directors may from time to time modify our leverage policies in light of the then-current economic conditions, relative costs of debt and equity capital, market values of our properties, general market conditions for debt and equity securities, fluctuations in the market price of ESRT's common stock and our traded OP units, growth and acquisition opportunities and other factors.
Capital Expenditures
The following tables summarize our tenant improvement costs, leasing commission costs and our capital expenditures for each of the periods presented (dollars in thousands, except per square foot amounts).
Office Properties(1)

	Three months ended March 31,
Total New Leases, Expansions, and Renewals	2016	2015
Number of leases signed(2)	41	55
Total square feet	242,098	367,761
Leasing commission costs(3)	$3,908	$6,065
Tenant improvement costs(3)	12,476	19,679
Total leasing commissions and tenant improvement costs(3)	$16,384	$25,744
Leasing commission costs per square foot(3)	$16.14	$16.49
Tenant improvement costs per square foot(3)	51.53	53.51
Total leasing commissions and tenant improvement costs per square foot(3)	$67.67	$70.00

Retail Properties(4)

	Three months ended March 31,
Total New Leases, Expansions, and Renewals	2016	2015
Number of leases signed(2)	6	5
Total square feet	13,625	50,331
Leasing commission costs(3)	$1,360	$9,645
Tenant improvement costs(3)	2,393	2,234
Total leasing commissions and tenant improvement costs(3)	$3,753	$11,879
Leasing commission costs per square foot(3)	$99.85	$191.63
Tenant improvement costs per square foot(3)	175.62	44.38
Total leasing commissions and tenant improvement costs per square foot(3)	$275.47	$236.01
_______________

(1)	Excludes an aggregate of 516,201 rentable square feet of retail space in our Manhattan office properties. Includes the Empire State Building broadcasting licenses and observatory operations.

(2)	Presents a renewed and expansion lease as one lease signed.

(3)
Presents all tenant improvement and leasing commission costs as if they were incurred in the period in which the lease was signed, which may be different than the period in which they were actually paid.

(4)	Includes an aggregate of 516,201 rentable square feet of retail space in our Manhattan office properties. Excludes the Empire State Building broadcasting licenses and observatory operations.

	Three months ended March 31,
	2016	2015
Total Portfolio
Capital expenditures (1)	$12,332	$8,753
_______________

(1)
Includes all capital expenditures, excluding tenant improvements and leasing commission costs, which are primarily attributable to the redevelopment and repositioning program conducted at our Manhattan office properties.

As of March 31, 2016, we expect to incur additional costs relating to obligations under signed new leases of approximately $59.5 million during the 12 months ending March 31, 2017. This consists of approximately $58.7 million for tenant improvements and other improvements related to new leases and approximately $0.8 million for leasing commissions. We intend to fund the tenant improvements and leasing commission costs through a combination of operating cash flow and borrowings under the unsecured revolving credit facility.
Capital expenditures are considered part of both our short-term and long-term liquidity requirements. We intend to fund the capital improvements to complete the redevelopment and repositioning program through a combination of operating cash flow and borrowings under the unsecured revolving credit facility.
Contractual Obligations
Refer to our Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of our contractual obligations. There have been no material changes, outside the ordinary course of business, to these contractual obligations during the three months ended March 31, 2016.
Off-Balance Sheet Arrangements
As of March 31, 2016, we did not have any off-balance sheet arrangements.
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
Distributions to Securityholders
Distributions and dividends amounting to $22.9 million have been made to securityholders for the three months ended March 31, 2016.
Cash Flows
Comparison of Three Months Ended March 31, 2016 to the Three Months Ended March 31, 2015
Net cash. Cash and cash equivalents were $44.4 million and $36.5 million, respectively, as of March 31, 2016 and 2015.
Operating activities. Net cash provided by operating activities increased by $12.1 million to $59.5 million for the three months ended March 31, 2016 compared to $47.4 million for the three months ended March 31, 2015 primarily due to higher cash rents and lower deferred leasing costs.
Investing activities. Net cash used in investing activities decreased by $3.9 million to $24.1 million for the three months ended March 31, 2016 compared to $28.0 million for the three months ended March 31, 2015 primarily due to the partial release of tenant improvement escrows held by a lender.
Financing activities. Net cash used in financing activities increased by $9.1 million to $37.7 million for the three months ended March 31, 2016 compared to $28.6 million for the three months ended March 31, 2015. The decrease was primarily due to the net repayment of debt.

Net Operating Income ("NOI")
Our financial reports include a discussion of property net operating income. NOI is a non-GAAP financial measure of performance. NOI is used by investors and our management to evaluate and compare the performance of our properties and to determine trends in earnings and to compute the fair value of our properties as it is not affected by: (i) the cost of funds of the property owner, (ii) the impact of depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets that are included in net income computed in accordance with GAAP, (iii) acquisition expenses and break-up fee, or (iv) general and administrative expenses and other gains and losses that are specific to the property owner. The cost of funds is eliminated from net operating income because it is specific to the particular financing capabilities and constraints of the owner. The cost of funds is also eliminated because it is dependent on historical interest rates and other costs of capital as well as past decisions made by us regarding the appropriate mix of capital which may have changed or may change in the future. Depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets are eliminated because they may not accurately represent the actual change in value in our office or retail properties that result from use of the properties or changes in market conditions. While certain aspects of real property do decline in value over time in a manner that is reasonably captured by depreciation and amortization, the value of the properties as a whole have historically increased or decreased as a result of changes in overall economic conditions instead of from actual use of the property or the passage of time. Gains and losses from the sale of real property vary from property to property and are affected by market conditions at the time of sale which will usually change from period to period. These gains and losses can create distortions when comparing one period to another or when comparing our operating results to the operating results of other real estate companies that have not made similarly-timed purchases or sales. We believe that eliminating these costs from net income is useful because the resulting measure captures the actual revenue, generated and actual expenses incurred in operating our properties as well as trends in occupancy rates, rental rates and operating costs.

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

NOI is therefore not a substitute for net income as computed in accordance with GAAP. This measure should be analyzed in conjunction with net income computed in accordance with GAAP and discussions elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding the components of net income that are eliminated in the calculation of NOI. Other companies may use different methods for calculating NOI or similarly titled measures and, accordingly, our NOI may not be comparable to similarly entitled measures reported by other companies that do not define the measure exactly as we do.

The following table presents a reconciliation of our net income, the most directly comparable GAAP measure, to NOI for the periods presented (amounts in thousands):

	Three Months Ended March 31,
	2016	2015
	(unaudited)
Net income	$16,705	$7,888
Add:
General and administrative expenses	10,918	9,100
Depreciation and amortization	39,227	41,418
Interest expense	17,951	16,047
Construction expenses	—	2,869
Acquisition expenses	98	—
Income tax benefit	(542)	(178)
Less:
Construction revenue	—	(1,607)
Third-party management and other fees	(545)	(446)
Net operating income	$83,812	$75,091

Other Net Operating Income Data
Straight-line rental revenue	$5,080	$4,102
Net increase in rental revenue from the amortization of above- and below-market lease assets and liabilities	$4,231	$5,291
Amortization of acquired below-market ground leases	$1,958	$1,958

Funds from Operations ("FFO")
We present below a discussion of FFO. We compute FFO in accordance with the “White Paper” on FFO published by the National Association of Real Estate Investment Trusts, or NAREIT, which defines FFO as net income (loss) (determined in accordance with GAAP), excluding impairment writedowns of investments in depreciable real estate and investments in in-substance real estate investments, gains or losses from sales of depreciable operating properties, plus real estate-related depreciation and amortization (excluding amortization of deferred financing costs), less distributions to non-controlling interests and gains/losses from discontinued operations and after adjustments for unconsolidated partnerships and joint ventures. FFO is a widely recognized non-GAAP financial measure for REITs that we believe, when considered with financial statements determined in accordance with GAAP, is useful to investors in understanding financial performance and providing a relevant basis for comparison among REITs. In addition, FFO is useful to investors as it captures features particular to real estate performance by recognizing that real estate has generally appreciated over time or maintains residual value to a much greater extent than do other depreciable assets. Investors should review FFO, along with GAAP net income, when trying to understand an equity REIT’s operating performance. We present FFO because we consider it an important supplemental measure of our operating performance and believe that it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs. However, because FFO excludes depreciation and amortization and captures neither the changes in the value of our properties that result from use or market conditions nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effect and could materially impact our results of operations, the utility of FFO as a measure of performance is limited. There can be no assurance that FFO presented by us is comparable to similarly titled measures of other REITs. FFO does not represent cash generated from operating activities and should not be considered as an alternative to net income

(loss) determined in accordance with GAAP or to cash flow from operating activities determined in accordance with GAAP. FFO is not indicative of cash available to fund ongoing cash needs, including the ability to make cash distributions. Although FFO is a measure used for comparability in assessing the performance of REITs, as the NAREIT White Paper only provides guidelines for computing FFO, the computation of FFO may vary from one company to another.

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

Core Funds From Operations ("Core FFO")
Core FFO adds back to Modified FFO the following items: private perpetual preferred exchange offering expenses, acquisition expenses, gain on settlement of lawsuit related to the Observatory, net of income taxes, deferred financing costs write-offs, prepayment penalties, construction severance expenses and acquisition break-up fee. The Company presents Core FFO because it considers it an important supplemental measure of its operating performance in that it excludes non-recurring items. There can be no assurance that Core FFO presented by the Company is comparable to similarly titled measures of other REITs. Core FFO does not represent cash generated from operating activities and should not be considered as an alternative to net income (loss) determined in accordance with GAAP or to cash flow from operating activities determined in accordance with GAAP. Core FFO is not indicative of cash available to fund ongoing cash needs, including the ability to make cash distributions. In future periods, we may also exclude other items from Core FFO that we believe may help investors compare our results.

The following table presents a reconciliation of our net income, the most directly comparable GAAP measure, to FFO, Modified FFO and Core FFO for the periods presented (amounts in thousands, except per unit amounts):

	Three Months Ended March 31,
	2016	2015
	(unaudited)
Net income	$16,705	$7,888
Private perpetual preferred unit distributions	(234)	(234)
Real estate depreciation and amortization	39,075	41,233
FFO attributable to common stockholders and non-controlled interests	55,546	48,887
Amortization of below-market ground leases	1,958	1,958
Modified FFO attributable to common stockholders and non-controlled interests	57,504	50,845
Deferred financing costs write-off and prepayment penalty	552	1,345
Acquisition expenses	98	—
Construction severance expenses, net of taxes	—	480
Core FFO attributable to common stockholders and non-controlled interests	$58,154	$52,670

Weighted average Operating Partnership units
Basic	266,134	265,810
Diluted	266,134	265,810

FFO attributable to common stockholders and non-controlled interests per unit
Basic	$0.21	$0.18
Diluted	$0.21	$0.18

Modified FFO attributable to common stockholders and non-controlled interests per unit
Basic	$0.22	$0.19
Diluted	$0.22	$0.19

Core FFO attributable to common stockholders and non-controlled interests per unit
Basic	$0.22	$0.20
Diluted	$0.22	$0.20
Factors That May Influence Future Results of Operations
Leasing
We signed 1.2 million rentable square feet of new leases, expansions and lease renewals for the year ended December 31, 2015. During the three months ended March 31, 2016, we signed 0.3 million rentable square feet of new leases, expansions and renewals.
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
As of March 31, 2016, there were approximately 1.0 million rentable square feet of space in our portfolio available to lease (excluding leases signed but not yet commenced) representing 10.2% of the net rentable square footage of the properties in our portfolio. In addition, leases representing 6.2% and 7.0% of net rentable square footage of the properties in our portfolio will expire in 2016 and in 2017, respectively. These leases are expected to represent approximately 6.7% and 7.7%, respectively, of our annualized rent for such periods. Our revenues and results of operations can be impacted by expiring leases that are not renewed or re-leased or that are renewed or re-leased at base rental rates equal to, above or below the current average base rental rates. Further, our revenues and results of operations can also be affected by the costs we incur to re-lease available space, including payment of leasing commissions, redevelopments and build-to-suit remodeling that may not be borne by the tenant.
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
Observatory and Broadcasting Operations
The Empire State Building Observatory revenue for the first quarter 2016 was $21.2 million, compared to $18.2 million for the first quarter 2015. The Observatory hosted approximately 719,000 visitors in the first quarter 2016 versus 622,000 visitors in the first quarter 2015. In the first quarter of 2016, there were two bad weather weekend days. This compares to the first quarter of 2015, in which there were nine bad weather weekend days. In addition, Easter weekend was in the first quarter in 2016 and was in the second quarter in 2015.
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
We license the use of the Empire State Building mast to third party television and radio broadcasters and providers of data communications.  We also lease space in the upper floors of the building to such licensees to house their transmission equipment and related facilities. During the three months ended March 31, 2016, we derived $5.5 million of revenue and $2.2 million of expense reimbursements from the Empire State Building’s broadcasting licenses and related leases. The broadcasting licenses and related leases generally expire between 2016 and 2025. The business of broadcasting TV and radio signals over the air is in flux, due to deteriorating industry fundamentals and the upcoming Federal Communications Commission spectrum auction, and there is a new competitor in the market at One World Trade Center. We have made preliminary renewal proposals which, if accepted, would yield reduced revenues and higher capital expenditures.
We have renewed and extended our leases with Univision Television Group from their current expirations in 2016 and 2018 to a new expiration in December 2025.  Three of our existing broadcast tenants, CBS Broadcasting, NBC Universal Media, and WNET have notified us that they will vacate the Empire State Building at the end of their current lease terms.  The non-renewing leases with CBS, NBC and WNET generated approximately $6.3 million in aggregate revenue in 2015, inclusive of expense reimbursements, and their leases expire in 2017 and 2018.  Revenue from Univision totaled approximately $2.9 million, inclusive of expense reimbursements in 2015. Effective beginning in January 2016, annual revenue from Univision adjusted to an initial amount of $1.9 million, and is subject to escalations.

Critical Accounting Estimates

There were no material changes to our critical accounting estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. One of the principal market risks facing us is interest rate risk on our variable rate indebtedness. As of March 31, 2016, our variable rate term loan of $265.0 million represented 4.2% of our total enterprise value.
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
During 2015 we entered into three interest rate LIBOR swaps with effective dates of July 5, 2017 and August 31, 2017 and an aggregate notional value of $465.0 million, which fixes interest rates at 2.1485% and 2.5050%, and mature between August 24, 2022 and July 5, 2027. These interest rate swaps have been designated as cash flow hedges and are deemed effective as of March 31, 2016 with a net liability fair value of $21.3 million which is included in accounts payable and accrued expenses on the condensed consolidated balance sheet.
Based on our variable rate debt balances, interest expense would have increased by approximately $2.7 million if short-term interest rates had been 1% higher. As of March 31, 2016, the weighted average interest rate on the $1.4 billion of fixed-rate indebtedness outstanding was 4.55% per annum, each with maturities at various dates through March 27, 2030.
As of March 31, 2016, the fair value of our outstanding debt was approximately $1.7 billion, which was approximately $34.9 million more than the historical book value as of such date. Interest risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure.

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
As of March 31, 2016, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of ESRT management, including ESRT's Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures at the end of the period covered by this Report. Based on the foregoing, ESRT's Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including ESRT's Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
No changes to our internal control over financial reporting were identified in connection with the evaluation referenced above that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 8 to the Notes to Condensed Consolidated Financial Statements for a description of legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors included in the section entitled "Risk Factors" in our December 31, 2015 Annual Report on Form 10-K.

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

Date: May 5, 2016                             By:/s/ David A. Karp
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 5, 2016                             By:/s/ Andrew J. Prentice
Senior Vice President, Chief Accounting Officer and Treasurer
(Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
10.10*+	First Amended and Restated Empire State Realty Trust, Inc. Empire State Realty OP, L.P. 2013 Equity Incentive Plan (as amended and restated as of April 4, 2016).
10.32*+	Amended and Restated Employment Agreement between Empire State Realty Trust, Inc. and Anthony E. Malkin, dated April 5, 2016.
10.33*+	Amended and Restated Change in Control Severance Agreement between Empire State Realty Trust, Inc. and David A. Karp, dated April 5, 2016.
10.34*+	Amended and Restated Change in Control Severance Agreement between Empire State Realty Trust, Inc. and Thomas N. Keltner, Jr., dated April 5, 2016.
10.35*+	Amended and Restated Change in Control Severance Agreement between Empire State Realty Trust, Inc. and Thomas P. Durels, dated April 5, 2016.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Document
101.DEF*	XBRL Taxonomy Extension Definitions Document
101.LAB*	XBRL Taxonomy Extension Labels Document
101.PRE*	XBRL Taxonomy Extension Presentation Document
Notes:
* Filed herewith.
+ Indicates management contract or compensatory plan or arrangement required to be filed or incorporated by reference as an exhibit to this Form 10-Q.