Form 10-Q
period 2017-03-31
Empire State Realty OP, L.P.
filed 2017-05-03
CIK 1553079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2017

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
As of April 27, 2017, there were 34,901,850 units of the Registrant Series ES operating partnership units outstanding, 9,438,950 units of the Series 60 operating partnership units outstanding, and 4,587,543 units of the Series 250 operating partnership units outstanding.

ITEM 1. FINANCIAL STATEMENTS
Empire State Realty OP, L.P.
Condensed Consolidated Balance Sheets
(amounts in thousands, except unit and per unit amounts)

	March 31, 2017	December 31, 2016
ASSETS	(unaudited)
Commercial real estate properties, at cost:
Land	$201,196	$201,196
Development costs	7,977	7,951
Building and improvements	2,292,363	2,249,482
	2,501,536	2,458,629
Less: accumulated depreciation	(581,703)	(556,546)
Commercial real estate properties, net	1,919,833	1,902,083
Cash and cash equivalents	532,442	554,371
Restricted cash	62,464	61,514
Tenant and other receivables, net of allowance of $3,994 and $3,333 in 2017 and 2016, respectively	20,580	22,542
Deferred rent receivables, net of allowance of $264 and $390 in 2017 and 2016, respectively	158,005	152,074
Prepaid expenses and other assets	36,815	53,749
Deferred costs, net	270,456	277,081
Acquired below-market ground leases, net	374,102	376,060
Goodwill	491,479	491,479
Total assets	$3,866,176	$3,890,953
LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable, net	$754,548	$759,016
Senior unsecured notes, net	591,232	590,388
Unsecured term loan facility, net	263,019	262,927
Unsecured revolving credit facility	—	—
Accounts payable and accrued expenses	125,910	134,064
Acquired below-market leases, net	78,246	82,300
Deferred revenue and other liabilities	31,097	32,212
Tenants’ security deposits	47,198	47,183
Total liabilities	1,891,250	1,908,090
Commitments and contingencies
Capital:
Private perpetual preferred units, $16.62 per unit liquidation preference, 1,560,360 issued and outstanding in 2017 and 2016	8,004	8,004
Series PR operating partnership units:
ESRT partner's capital (3,003,679 and 2,990,931 general partner operating partnership units and 154,780,912 and 152,849,546 limited partner operating partnership units outstanding in 2017 and 2016, respectively)	1,156,273	1,154,136
Limited partners' interests (93,469,127 and 93,075,441 limited partner operating partnership units outstanding in 2017 and 2016, respectively)	785,623	793,360
Series ES operating partnership units (35,061,538 and 35,729,094 limited partner operating partnership units outstanding in 2017 and 2016, respectively)	18,465	20,091
Series 60 operating partnership units (9,456,808 and 9,701,402 limited partner operating partnership units outstanding in 2017 and 2016, respectively)	4,408	4,880
Series 250 operating partnership units (4,595,861 and 4,746,661 limited partner operating partnership units outstanding in 2017 and 2016, respectively)	2,153	2,392
Total capital	1,974,926	1,982,863
Total liabilities and capital	$3,866,176	$3,890,953
The accompanying notes are an integral part of these financial statements

Empire State Realty OP, L.P.
Condensed Consolidated Statements of Income
(unaudited)
(amounts in thousands, except per unit amounts)

	Three Months Ended March 31,
	2017	2016
Revenues:
Rental revenue	$117,113	$114,908
Tenant expense reimbursement	15,974	18,120
Observatory revenue	20,940	21,181
Third-party management and other fees	351	545
Other revenue and fees	10,576	2,320
Total revenues	164,954	157,074
Operating expenses:
Property operating expenses	42,210	39,104
Ground rent expenses	2,331	2,333
General and administrative expenses	11,088	10,918
Observatory expenses	7,255	7,755
Real estate taxes	24,558	23,525
Acquisition expenses	—	98
Depreciation and amortization	40,846	39,227
Total operating expenses	128,288	122,960
Total operating income	36,666	34,114
Other expense:
Interest expense	(17,742)	(17,951)
Loss from derivative financial instruments	(247)	—
Income before income taxes	18,677	16,163
Income tax benefit	468	542
Net income	19,145	16,705
Private perpetual preferred unit distributions	(234)	(234)
Net income attributable to common unitholders	$18,911	$16,471

Total weighted average units:
Basic	296,388	266,134
Diluted	297,962	266,134

Earnings per unit attributable to common unitholders:
Basic	$0.06	$0.06
Diluted	$0.06	$0.06

Dividends per unit	$0.105	$0.085

The accompanying notes are an integral part of these financial statements

Empire State Realty OP, L.P.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2017	2016
Net income	$19,145	$16,705
Other comprehensive income (loss):
Change in unrealized gain (loss) on valuation of interest rate swap agreements	1,394	(19,371)
Other comprehensive income (loss)	1,394	(19,371)
Comprehensive income (loss)	$20,539	$(2,666)

The accompanying notes are an integral part of these financial statements

Empire State Realty OP, L.P.
Condensed Consolidated Statements of Capital
For The Three Months Ended March 31, 2017
(unaudited)
(amounts in thousands)

			Series PR Operating Partnership Units				Series ES Operating Partnership Units Limited Partners		Series 60 Operating Partnership Units Limited Partners		Series 250 Operating Partnership Units Limited Partners
			General Partner		Limited Partners
	Private Perpetual Preferred Units	Private Perpetual Preferred Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Total Capital
Balance at December 31, 2016	1,560	$8,004	155,841	$1,154,136	93,075	$793,360	35,728	$20,091	9,701	$4,880	4,747	$2,392	$1,982,863
Conversion of operating partnership units to ESRT Partner's Capital	—	—	1,915	7,809	(851)	(7,247)	(667)	(368)	(245)	(120)	(152)	(74)	—
Equity compensation	—	—	28	89	1,245	3,065	—	—	—	—	—	—	3,154
Distributions	—	(234)		(16,482)	—	(9,728)	—	(3,694)	—	(1,002)	—	(490)	(31,630)
Net income	—	234	—	9,985	—	5,749	—	2,269	—	605	—	303	19,145
Unrealized gain on valuation of interest rate swap agreements	—	—	—	736	—	424	—	167	—	45	—	22	1,394
Balance at March 31, 2017	1,560	$8,004	157,784	$1,156,273	93,469	$785,623	35,061	$18,465	9,456	$4,408	4,595	$2,153	$1,974,926

The accompanying notes are an integral part of these financial statements

Empire State Realty OP, L.P.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2017	2016
Cash Flows From Operating Activities
Net income	$19,145	$16,705
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,846	39,227
Amortization of deferred financing costs and debt premiums and discount	225	220
Amortization of acquired above- and below-market leases, net	(1,428)	(4,231)
Amortization of acquired below-market ground leases	1,958	1,957
Straight-lining of rental revenue	(5,931)	(5,081)
Equity based compensation	3,154	2,097
Unrealized loss from derivative financial instruments	104	—
Increase (decrease) in cash flows due to changes in operating assets and liabilities:
Restricted cash	(879)	1,474
Tenant and other receivables	1,963	3,954
Deferred leasing costs	(7,733)	(6,335)
Prepaid expenses and other assets	17,867	20,553
Accounts payable and accrued expenses	(8,141)	(6,415)
Deferred revenue and other liabilities	(1,115)	(4,586)
Net cash provided by operating activities	60,035	59,539
Cash Flows From Investing Activities
Decrease (increase) in restricted cash for investing activities	(56)	5,081
Development costs	(26)	(433)
Additions to building and improvements	(47,040)	(28,752)
Net cash used in investing activities	(47,122)	(24,104)

The accompanying notes are an integral part of these financial statements

Empire State Realty OP, L.P.
Condensed Consolidated Statements of Cash Flows (continued)
(unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2017	2016
Cash Flows From Financing Activities
Proceeds from mortgage notes payable	—	50,000
Repayment of mortgage notes payable	(3,167)	(23,252)
Repayments of unsecured revolving credit facility	—	(40,000)
Deferred financing costs	(45)	(1,286)
Distributions	(31,630)	(23,142)
Net cash used in financing activities	(34,842)	(37,680)
Net decrease in cash and cash equivalents	(21,929)	(2,245)
Cash and cash equivalents—beginning of period	554,371	46,685
Cash and cash equivalents—end of period	$532,442	$44,440

Supplemental disclosures of cash flow information:
Cash paid for interest	$19,073	$18,909
Cash paid for income taxes	$507	$657

Non-cash investing and financing activities:
Building and improvements included in accounts payable and accrued expenses	$67,614	$45,594
Derivative instruments at fair values included in prepaid expenses and other assets	1,547	—
Derivative instruments at fair values included in accounts payable and accrued expenses	5,234	19,371
Conversion of limited partners' operating partnership units to ESRT partner's capital	7,809	6,863

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
Empire State Realty OP, L.P. (the "Operating Partnership") is the entity through which Empire State Realty Trust, Inc. (“ESRT”), a self-administered and self-managed real estate investment trust ("REIT"), conducts all of its business and owns (either directly or through subsidiaries) substantially all of its assets. We own, manage, operate, acquire and reposition office and retail properties in Manhattan and the greater New York metropolitan area. As of March 31, 2017, our total portfolio contained 10.1 million rentable square feet of office and retail space. We owned 14 office properties (including three long-term ground leasehold interests) encompassing approximately 9.4 million rentable square feet of office space. Nine of these properties are located in the midtown Manhattan market and aggregate approximately 7.6 million rentable square feet of office space, including the Empire State Building. Our Manhattan office properties also contain an aggregate of 504,016 rentable square feet of retail space on their ground floor and/or contiguous levels. Our remaining five office properties are located in Fairfield County, Connecticut and Westchester County, New York, encompassing in the aggregate approximately 1.9 million rentable square feet. The majority of square footage for these five properties is located in densely populated metropolitan communities with immediate access to mass transportation. Additionally, we have entitled land at the Stamford Transportation Center in Stamford, Connecticut, adjacent to one of our office properties, that will support the development of an approximately 380,000 rentable square foot office building and garage, which we refer to herein as Metro Tower. As of March 31, 2017, our portfolio included four standalone retail properties located in Manhattan and two standalone retail properties located in the city center of Westport, Connecticut, encompassing 204,452 rentable square feet in the aggregate.
We were organized as a Delaware limited partnership on November 28, 2011 and operations commenced upon completion of the initial public offering of ESRT’s Class A common stock and related formation transactions on October 7, 2013. ESRT, as the sole general partner in our company, has responsibility and discretion in the management and control of our company, and our limited partners, in such capacity, have no authority to transact business for, or participate in the management activities, of our company. As of March 31, 2017, ESRT owned approximately 52.5% of our operating partnership units.
2. Summary of Significant Accounting Policies
There have been no material changes to the summary of significant accounting policies included in the section entitled "Summary of Significant Accounting Policies" in our December 31, 2016 Annual Report on Form 10-K.

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
    The results of operations for the periods presented are not necessarily indicative of the results that may be expected for the corresponding full years. These financial statements should be read in conjunction with the financial statements and accompanying notes included in the financial statements for the year ended December 31, 2016 contained in our Annual Report on Form 10-K. We do not consider our business to be subject to material seasonal fluctuations, except that our observatory business is subject to tourism seasonality. During the past ten years, approximately 16.0% to 18.0% of our annual observatory revenue was realized in the first quarter, 26.0% to 28.0% was realized in the second quarter, 31.0% to 33.0% was realized in the third quarter and 23.0% to 25.0% was realized in the fourth quarter.
We consolidate entities in which we have a controlling financial interest.  In determining whether we have a controlling financial interest in a partially owned entity and the requirement to consolidate the accounts of that entity, we consider factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partners/members as well as whether the entity is a variable interest entity (“VIE”) and we are the primary beneficiary.  The primary beneficiary of a VIE is the entity that has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. The primary beneficiary is required to consolidate the VIE. We had no VIEs as of March 31, 2017 and December 31, 2016.
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
Accounting Estimates
The preparation of the condensed consolidated financial statements in accordance with GAAP requires management to use estimates and assumptions that in certain circumstances affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Significant items subject to such estimates and assumptions include allocation of the purchase price of acquired real estate properties among tangible and intangible assets, determination of the useful life of real estate properties and other long-lived assets, valuation and impairment analysis of commercial real estate properties and other long-lived assets, estimate of tenant expense reimbursements, valuation of the allowance for doubtful accounts, and valuation of derivative instruments, senior unsecured notes, mortgage notes payable, unsecured term loan and revolving credit facilities, and equity based compensation. These estimates are prepared using management’s best judgment, after considering past, current, and expected events and economic conditions. Actual results could differ from those estimates.

Recently Issued or Adopted Accounting Standards
During January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which contain amendments that modify the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Because these amendments eliminate Step 2 from the goodwill impairment test, they should reduce the cost and complexity of evaluating goodwill for impairment. ASU No. 2017-04 should be applied on a prospective basis and the amendments adopted for the annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are evaluating the impact of adopting this new accounting standard on our consolidated financial statements.
During January 2017, the FASB also issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which contain amendments to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in ASU No. 2017-01 provide a screen to determine when an integrated set of assets and activities (collectively referred to as a “set”) is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. Real estate acquisitions that do not meet the definition of a business will be accounted for as asset acquisitions and the corresponding acquisition costs will be capitalized rather than expensed. These amendments narrow the definition of the term output so that the term is consistent with how outputs are described in Topic 606, Revenue from Contracts with Customers. ASU No. 2017-01 will be effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The amendments should be applied prospectively on or after the effective date. No disclosures are required at transition. We are evaluating the impact of adopting this new accounting standard on our consolidated financial statements.
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
During February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires that a lessee recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. ASU No. 2016-02 leaves the accounting for leases by lessors largely unchanged from previous GAAP. ASU No. 2016-02 will be effective for fiscal years beginning after December 15, 2018 and subsequent interim periods. The new standard must be adopted using a modified retrospective transition, and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. This ASU is expected to result in the recognition of a right-to-use asset and related liability to account for our future obligations under our ground lease agreements for which we are the lessee. As of March 31, 2017, the remaining contractual payments under our ground lease agreements aggregated $62.4 million. In addition, under ASU 2016-02, lessors may only capitalize incremental direct leasing costs. As a result, we expect that we will no longer capitalize our internal leasing costs and instead will expense these costs as incurred. These costs totaled $2.3 million for the year ended December 31, 2016. We continue to evaluate the impact of adopting this new accounting standard on our consolidated financial statements.
During May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which will replace all current GAAP guidance related to revenue recognition and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. ASU No. 2014-09 was amended in August 2015 by ASU No. 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU No. 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU No. 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. ASU No. 2014-09 was further amended in December 2016 by ASU No. 2016-20 Technical

Corrections and Improvements to Topic 606, Revenue from Contracts with Customers which contain amendments that are intended to clarify or correct unintended application of the guidance. Those items generally are not expected to have a significant effect on current accounting practice or create a significant administrative cost for most entities. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements for Topic 606. Our initial analysis of this ASU indicates that it will not have a material effect on our observatory revenue and third party management and other fee revenue in our consolidated financial statements. We are still in the process of evaluating this new accounting standard as it relates to our rental revenue and tenant expense reimbursements.
3. Deferred Costs, Acquired Lease Intangibles and Goodwill
Deferred costs, net, consisted of the following as of March 31, 2017 and December 31, 2016 (amounts in thousands):

	March 31, 2017	December 31, 2016
Leasing costs	$143,245	$140,325
Acquired in-place lease value and deferred leasing costs	252,441	253,113
Acquired above-market leases	74,623	74,770
	470,309	468,208
Less: accumulated amortization	(203,804)	(195,617)
Total deferred costs, net, excluding net deferred financing costs	$266,505	$272,591
At March 31, 2017, $4.0 million of net deferred financing costs associated with the unsecured revolving credit facility was included in deferred costs, net on the condensed consolidated balance sheet.
Amortization expense related to deferred leasing costs and acquired deferred leasing costs was $6.2 million and $5.8 million for the three months ended March 31, 2017 and 2016, respectively. Amortization expense related to acquired lease intangibles was $4.4 million and $7.7 million for the three months ended March 31, 2017 and 2016, respectively.
Amortizing acquired intangible assets and liabilities consisted of the following as of March 31, 2017 and December 31, 2016 (amounts in thousands):

	March 31, 2017	December 31, 2016
Acquired below-market ground leases	$396,916	$396,916
Less: accumulated amortization	(22,814)	(20,856)
Acquired below-market ground leases, net	$374,102	$376,060

	March 31, 2017	December 31, 2016
Acquired below-market leases	$(134,975)	$(135,026)
Less: accumulated amortization	56,729	52,726
Acquired below-market leases, net	$(78,246)	$(82,300)

Rental revenue related to the amortization of below-market leases, net of above-market leases, was $1.4 million and $4.2 million for the three months ended March 31, 2017 and 2016, respectively.
As of March 31, 2017, we had goodwill of $491.5 million. Goodwill was allocated $227.5 million to the observatory reportable segment and $264.0 million to the real estate segment.

4. Debt
Debt consisted of the following as of March 31, 2017 and December 31, 2016 (amounts in thousands):

			As of March 31, 2017
	Principal Balance as of March 31, 2017	Principal Balance as of December 31, 2016	Stated Rate	Effective Rate(1)	Maturity Date(2)
Mortgage debt collateralized by:
Fixed rate mortgage debt
10 Bank Street	$31,370	$31,544	5.72%	6.23%	6/1/2017
1542 Third Avenue	17,680	17,795	5.90%	6.53%	6/1/2017
First Stamford Place	234,053	235,067	5.65%	6.09%	7/5/2017
1010 Third Avenue and 77 West 55th Street	26,357	26,502	5.69%	6.40%	7/5/2017
383 Main Avenue	28,494	28,654	5.59%	6.05%	7/5/2017
1333 Broadway	67,399	67,656	6.32%	3.77%	1/5/2018
1400 Broadway
(first lien mortgage loan)	67,450	67,714	6.12%	3.39%	2/5/2018
(second lien mortgage loan)	9,335	9,389	3.35%	3.36%	2/5/2018
112 West 34th Street
(first lien mortgage loan)	74,964	75,261	6.01%	3.35%	4/5/2018
(second lien mortgage loan)	9,475	9,509	6.56%	3.66%	4/5/2018
1350 Broadway	37,612	37,764	5.87%	3.72%	4/5/2018
Metro Center	95,483	95,985	3.59%	3.67%	11/5/2024
10 Union Square	50,000	50,000	3.70%	3.97%	4/1/2026
Total mortgage debt	749,672	752,840
Senior unsecured notes - exchangeable	250,000	250,000	2.63%	3.93%	8/15/2019
Senior unsecured notes:(5)
Series A	100,000	100,000	3.93%	3.96%	3/27/2025
Series B	125,000	125,000	4.09%	4.12%	3/27/2027
Series C	125,000	125,000	4.18%	4.21%	3/27/2030
Unsecured revolving credit facility(5)	—	—	(3)	(3)	1/23/2019
Unsecured term loan facility(5)	265,000	265,000	(4)	(4)	8/24/2022
Total principal	1,614,672	1,617,840
Unamortized premiums, net of unamortized discount	(163)	905
Deferred financing costs, net	(5,710)	(6,414)
Total	$1,608,799	$1,612,331
______________

(1)	The effective rate is the yield as of March 31, 2017, including the effects of debt issuance costs and the amortization of the fair value of debt adjustment.

(2)	Pre-payment is generally allowed for each loan upon payment of a customary pre-payment penalty.

(3)	At March 31, 2017, the unsecured revolving credit facility bears a floating rate at 30 day LIBOR plus 1.15%. The rate at March 31, 2017 was 2.13%.

(4)
The unsecured term loan facility bears a floating rate at 30 day LIBOR plus 1.60%. The rate at March 31, 2017 was 2.58%. Pursuant to a forward interest rate swap agreement, the LIBOR rate is fixed at 2.1485% for the period beginning on August 31, 2017 through maturity.

(5)	At March 31, 2017, we were in compliance with all debt covenants.

Mortgage Debt
During April 2017, we refinanced a mortgage loan collateralized by 1542 Third Avenue. The new $30.0 million loan bears interest at a fixed rate of 4.29% and matures in May 2027.

Principal Payments
Aggregate required principal payments at March 31, 2017 are as follows (amounts in thousands):

Year	Amortization	Maturities	Total
2017	$6,736	$336,009	$342,745
2018	2,880	262,210	265,090
2019	2,188	250,000	252,188
2020	2,268	—	2,268
2021	2,350	—	2,350
Thereafter	7,356	742,675	750,031
Total	$23,778	$1,590,894	$1,614,672

Deferred Financing Costs
Deferred financing costs, net, consisted of the following at March 31, 2017 and December 31, 2016 (amounts in thousands):

	March 31, 2017	December 31, 2016
Financing costs	$23,190	$23,145
Less: accumulated amortization	(13,529)	(12,241)
Total deferred financing costs, net	$9,661	$10,904
At March 31, 2017, $4.0 million of net deferred financing costs associated with the unsecured revolving credit facility was included in deferred costs, net on the condensed consolidated balance sheet.
Amortization expense related to deferred financing costs was $1.3 million and $1.3 million for the three months ended March 31, 2017 and 2016, respectively, and was included in interest expense.

Unsecured Revolving Credit Facility

Our unsecured revolving credit facility is comprised of a revolving credit facility in the maximum principal amount of $1.1 billion. The unsecured revolving credit facility contains an accordion feature that would allow us to increase the maximum aggregate principal amount to $1.25 billion under specified circumstances.

The initial maturity of the unsecured revolving credit facility is January 2019. We have the option to extend the initial term for up to two additional 6-month periods, subject to certain conditions, including the payment of an extension fee equal to 0.075% of the then outstanding commitments under the unsecured revolving credit facility.

Exchangeable Senior Notes

Issued in August 2014, the $250.0 million principal amount of 2.625% Exchangeable Senior Notes (“2.625% Exchangeable Senior Notes”) are due August 15, 2019. The 2.625% Exchangeable Senior Notes will be exchangeable into cash, shares of Class A common stock or a combination of cash and shares of Class A common stock, at our election. We have asserted that our intent and ability to settle the principal amount of the 2.625% Exchangeable Senior Notes is in cash. As of March 31, 2017, the exchange rate of the 2.625% Exchangeable Senior Notes was 51.6108 shares per $1,000 principal amount of notes (equivalent to an initial exchange price of approximately $19.38 per share of Class A common stock), subject to adjustment, as described in the related indenture governing the 2.625% Exchangeable Senior Notes.

For the three months ended March 31, 2017, total interest expense related to the 2.625% Exchangeable Senior Notes was $2.4 million consisting of (i) the contractual interest expense of $1.6 million, (ii) the additional non-cash interest expense of $0.7 million relating to the accretion of the debt discount, and (iii) the amortization of deferred financing costs of $0.1 million. For the three months ended March 31, 2016, total interest expense related to the 2.625% Exchangeable Senior Notes was $2.4 million consisting of (i) the contractual interest expense of $1.6 million, (ii) the additional non-cash interest expense of $0.7 million relating to the accretion of the debt discount, and (iii) the amortization of deferred financing costs of $0.1 million.

5. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following as of March 31, 2017 and December 31, 2016 (amounts in thousands):

	March 31, 2017	December 31, 2016
Accounts payable and accrued expenses	$96,242	$102,866
Payable to the estate of Leona M. Helmsley (1)	18,367	18,367
Interest rate swap agreements liability	5,234	5,591
Accrued interest payable	4,626	6,230
Due to affiliated companies	1,441	1,010
Accounts payable and accrued expenses	$125,910	$134,064
___________

(1)	Reflects a payable to the estate of Leona M. Helmsley for New York City transfer taxes which would have been payable in absence of the estate's exemption from such tax.

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

We have agreements with our derivative counterparties that contain a provision where if we either default or are capable of being declared in default on any of our indebtedness, then we could also be declared in default on our derivative obligations. As of March 31, 2017, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $3.7 million. If we had breached any of these provisions at March 31, 2017, we could have been required to settle our obligations under the agreements at their termination value of $3.7 million.

As of March 31, 2017, we had interest rate LIBOR swaps with an aggregate notional value of $970.0 million. The notional value does not represent exposure to credit, interest rate or market risks. As of March 31, 2017, the fair value of these derivative instruments amounted to $1.5 million which is included in prepaid expenses and other assets and ($5.2 million) which is included in accounts payable and accrued expenses on the condensed consolidated balance sheet. As of December 31, 2016, the fair value of these derivative instruments amounted to $0.6 million which is included in prepaid expenses and other assets and ($5.6 million) which was included in accounts payable and accrued expenses on the condensed consolidated balance sheet. These interest rate swaps have been designated as cash flow hedges and hedge the future cash outflows on our mortgage debt and also on our term loan facility that is subject to a floating interest rate. As of March 31, 2017 and 2016, these cash flow hedges are deemed effective and a net unrealized gain of $1.4 million and a net unrealized loss of ($19.4) million are reflected in the condensed consolidated statements of comprehensive income (loss) for the three months ended March 31, 2017 and 2016, respectively. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the debt. We estimate that $1.3 million of the current balance held in accumulated other comprehensive income (loss) will be reclassified into interest expense within the next 12 months relating to the interest rate swap contracts in effect as of March 31, 2017.

The table below summarizes the terms of agreements and the fair values of our derivative financial instruments as of March 31, 2017 and December 31, 2016 (dollar amounts in thousands):

	As of March 31, 2017					March 31, 2017		December 31, 2016
Derivative	Notional Amount	Receive Rate	Pay Rate	Effective Date	Expiration Date	Asset	Liability	Asset	Liability
Interest rate swap	$265,000	1 Month LIBOR	2.1485%	August 31, 2017	August 24, 2022	$—	$(1,483)	$—	$(1,634)
Interest rate swap	100,000	3 Month LIBOR	2.5050%	July 5, 2017	July 5, 2027	—	(649)	—	(684)
Interest rate swap (1)	80,000	3 Month LIBOR	2.5050%	July 5, 2017	July 5, 2027	—	(520)	—	(685)
Interest rate swap	100,000	3 Month LIBOR	2.4860%	January 5, 2018	January 5, 2028	230	—	224	—
Interest rate swap	100,000	3 Month LIBOR	2.4860%	January 5, 2018	January 5, 2028	228	—	223	—
Interest rate swap	75,000	3 Month LIBOR	2.4860%	January 5, 2018	January 5, 2028	172	—	167	—
Interest rate swap	75,000	3 Month LIBOR	2.7620%	June 1, 2018	June 1, 2028	—	(1,292)	—	(1,295)
Interest rate swap	75,000	3 Month LIBOR	2.7620%	June 1, 2018	June 1, 2028	—	(1,290)	—	(1,293)
Interest rate swap	100,000	3 Month LIBOR	2.4625%	June 1, 2018	June 1, 2028	917	—	—	—
						$1,547	$(5,234)	$614	$(5,591)

(1)
During March 2017, $20.0 million of an original notional amount of $100.0 million was terminated. In connection with the partial termination and re-designation of the related cash flow hedges, $0.2 million is recognized as a loss from derivative financial instruments and included in Other Expense on the condensed consolidated statement of income for the three months ended March 31, 2017. There was no loss from derivative financial instruments for the three months ended March 31, 2016.

The table below shows the effect of our derivative financial instruments designated as cash flow hedges for the three months ended March 31, 2017 and 2016 (amounts in thousands):

Effects of Cash Flow Hedges	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Amount of gain (loss) recognized in other comprehensive income (loss) - effective portion	$1,394	$(19,371)
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into interest expense - effective portion	—	—
Amount of gain (loss) recognized in other expense - ineffective portion	(247)	—

Fair Valuation
The estimated fair values at March 31, 2017 and December 31, 2016 were determined by management, using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

The fair value of our mortgage notes payable, senior unsecured notes - Series A, B and C, and unsecured term loan facility which are determined using Level 3 inputs, are estimated by discounting the future cash flows using current interest rates at which similar borrowings could be made to us.

The following tables summarize the carrying and estimated fair values of our financial instruments as of March 31, 2017 and December 31, 2016 (amounts in thousands):

	March 31, 2017
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Interest rate swaps included in prepaid expenses and other assets	$1,547	$1,547	$—	$1,547	$—
Interest rate swaps included in accounts payable and accrued expenses	5,234	5,234	—	5,234	—
Mortgage notes payable	754,548	751,169	—	—	751,169
Senior unsecured notes - Exchangeable	242,291	284,755	—	284,755	—
Senior unsecured notes - Series A, B, and C	348,941	342,883	—	—	342,883
Unsecured term loan facility	263,019	265,000	—	—	265,000

	December 31, 2016
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Interest rate swaps included in prepaid expenses and other assets	$614	$614	$—	$614	$—
Interest rate swaps included in accounts payable and accrued expenses	5,591	5,591	—	5,591	—
Mortgage notes payable	759,016	755,640	—	—	755,640
Senior unsecured notes - Exchangeable	241,474	282,435	—	282,435	—
Senior unsecured notes - Series A, B, and C	348,914	339,274	—	—	339,274
Unsecured term loan facility	262,927	265,000	—	—	265,000
Disclosure about the fair value of financial instruments is based on pertinent information available to us as of March 31, 2017 and December 31, 2016. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

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

8. Commitments and Contingencies
Legal Proceedings
Except as described below, as of March 31, 2017, we were not involved in any material litigation, nor, to our knowledge, was any material litigation threatened against us or our properties, other than routine litigation arising in the ordinary course of business such as disputes with tenants. We believe that the costs and related liabilities, if any, which may result from such actions will not materially affect our condensed consolidated financial position, operating results or liquidity.
On or about October 14, 2014, 12 former investors in Empire State Building Associates L.L.C. (“ESBA”), which prior to the initial public offering of our company, the ("Offering"), owned the fee title to the Empire State Building, filed an arbitration with the American Arbitration Association against Peter L. Malkin, Anthony E. Malkin, Thomas N. Keltner, Jr., and our subsidiary ESRT MH Holdings LLC, the former supervisor of ESBA, as respondents. The statement of claim alleges breach of fiduciary duty and related claims in connection with the Offering and formation transactions. These investors had opted out of a prior class action brought regarding the Offering and formation transactions that was settled with court approval. The statement of claim in the arbitration seeks monetary damages and declaratory relief. The respondents filed an answering statement and counterclaims. On December 18, 2014, these claimants also filed a complaint in the United States District Court for the Southern District of New York alleging the same claims that they asserted in the arbitration. As alleged in the complaint, the claimants filed this lawsuit to toll the statute of limitations on their claims in the event it is determined that the claims are not subject to arbitration, and they planned to move to stay the lawsuit in favor of the pending arbitration. On February 2, 2015, the claimants filed an amended complaint adding an additional claim and making other non-substantive modifications to the original complaint. On March 12, 2015, the court stayed the action on consent of all parties pending the arbitration. The arbitration hearings commenced May 24, 2016 and have proceeded for a number of days over several hearing sessions. There are additional hearing sessions scheduled for May and June 2017.
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
Unfunded Capital Expenditures
At March 31, 2017, we estimate that we will incur approximately $51.5 million of capital expenditures (including tenant improvements and leasing commissions) on our properties pursuant to existing lease agreements. We expect to fund these capital expenditures with operating cash flow, additional property level mortgage financings, our unsecured credit facility, cash on hand and other borrowings. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs. We expect that these financing requirements will be met in a similar fashion.
Ground Leases
Aggregate required payments on ground leases at March 31, 2017 were as follows (amounts in thousands):

2017	$1,138
2018	1,518
2019	1,518
2020	1,518
2021	1,518
Thereafter	55,212
$62,422
Concentration of Credit Risk
Financial instruments that subject us to credit risk consist primarily of cash and cash equivalents, restricted cash, tenant and other receivables and deferred rent receivables. At March 31, 2017, we held on deposit at various major financial institutions cash and cash equivalents and restricted cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation.
Asset Retirement Obligations
We are required to accrue costs that we are legally obligated to incur on retirement of our properties which result from acquisition, construction, development and/or normal operation of such properties. Retirement includes sale, abandonment or disposal of a property. Under that standard, a conditional asset retirement obligation represents a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within a company’s control and a liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated. Environmental site assessments and investigations have identified asbestos or asbestos-containing building materials in certain of our properties. As of March 31, 2017, management has no plans to remove or alter these properties in a manner that would trigger federal and other applicable regulations for asbestos removal, and accordingly, the obligations to remove the asbestos or asbestos-containing building materials from these properties have indeterminable settlement dates. As such, we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligation. However, ongoing asbestos abatement, maintenance programs and other required documentation are carried out as required and related costs are expensed as incurred.

Other Environmental Matters
Certain of our properties have been inspected for soil contamination due to pollutants, which may have occurred prior to our ownership of these properties or subsequently in connection with its development and/or its use. Required remediation to such properties has been completed, and as of March 31, 2017, management believes that there are no obligations related to environmental remediation other than maintaining the affected sites in conformity with the relevant authority’s mandates and filing the required documents. All such maintenance costs are expensed as incurred. We expect that resolution of the environmental matters relating to the above will not have a material impact on our business, assets, consolidated financial condition, results of operations or liquidity. However, we cannot be certain that we have identified all environmental liabilities at our properties, that all necessary remediation actions have been or will be undertaken at our properties or that we will be indemnified, in full or at all, in the event that such environmental liabilities arise.
Insurance Coverage
We carry insurance coverage on our properties of types and in amounts with deductibles that we believe are in line with coverage customarily obtained by owners of similar properties.
9. Capital
During 2016, Q REIT Holding LLC, a Qatar Financial Centre limited liability company and a wholly owned subsidiary of the Qatar Investment Authority, a governmental authority of the State of Qatar (“QIA”) purchased 29,610,854 newly issued ESRT Class A common shares at $21.00 per share, resulting in gross proceeds of $621.8 million. The proceeds were contributed to us and we issued 29,610,854 Series PR units to ESRT. At August 23, 2016, the 29,610,854 units were equivalent to a 9.9% economic interest in us. QIA has a top-up right to maintain their ownership stake at 9.9% over time.
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

As of March 31, 2017, there were 300,367,915 operating partnership units outstanding, of which 157,784,591, or 52.5%, were owned by ESRT and 142,583,324, or 47.5%, were owned by other partners, including ESRT directors, members of senior management and other employees.
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
With the exception of performance based LTIP units granted in 2016 and 2017, all LTIP units issued in connection with annual equity awards, whether vested or not, receive the same per unit distributions as operating partnership units, which equal per share dividends (both regular and special) on our common stock. Performance based LTIP units granted in 2016 and 2017 receive 10% of such distributions currently, unless and until such LTIP units are earned based on performance, at which time they will receive the accrued and unpaid 90% and will commence receiving 100% of such distributions thereafter.

Distributions
Total distributions paid to OP unitholders were $31.4 million and $22.9 million for the three months ended March 31, 2017 and 2016, respectively. Total distributions paid to preferred unitholders were $0.2 million and $0.2 million for the three months ended March 31, 2017 and 2016, respectively.

Incentive and Share-Based Compensation
The 2013 Plan provides for grants to directors, employees and consultants consisting of stock options, restricted stock, dividend equivalents, stock payments, performance shares, LTIP units, stock appreciation rights and other incentive awards. An aggregate of 12.2 million shares of ESRT common stock is authorized for issuance under awards granted pursuant to the 2013 Plan, and as of March 31, 2017, 7.0 million shares of ESRT common stock remain available for future issuance.
In March 2017, we made grants of LTIP units to executive officers under the 2013 Plan. At such time, we granted to executive officers a total of 313,275 LTIP units that are subject to time-based vesting and 865,742 LTIP units that are subject to performance-based vesting, with fair market values of $6.1 million for the time-based vesting awards and $9.6 million for the performance-based vesting awards. In March 2017, we made grants of LTIP units and restricted stock to certain other employees under the 2013 Plan. At such time, we granted to certain other employees a total of 47,993 LTIP units and 34,407 shares of restricted stock that are subject to time-based vesting and 95,156 LTIP units that are subject to performance-based vesting, with fair market values of $1.6 million for the time-based vesting awards and $1.0 million for the performance-based vesting awards. The awards subject to time-based vesting vest ratably over four years from January 1, 2017, subject generally to the grantee's continued employment. The first installment vests on January 1, 2018 and the remainder will vest thereafter in three equal annual installments. The vesting of the LTIP units subject to performance-based vesting is based on the achievement of absolute and relative total stockholder return hurdles over a three-year performance period, commencing on January 1, 2017. Following the completion of the three-year performance period, our compensation committee will determine the number of LTIP units to which the grantee is entitled based on our performance relative to the performance hurdles set forth in the LTIP unit award agreements the grantee entered into in connection with the award grant. These units then vest in two installments, with the first installment vesting on January 1, 2020 and the second installment vesting on January 1, 2021, subject generally to the grantee's continued employment on those dates.
In February 2016, we made grants of LTIP units to executive officers under the 2013 Plan. At such time, we granted to executive officers a total of 368,225 LTIP units that are subject to time-based vesting and 1,230,228 LTIP units that are subject to performance-based vesting, with fair market values of $5.6 million for the time-based vesting awards and $8.8 million for the performance-based vesting awards. In February 2016, we made grants of LTIP units and restricted stock to certain other employees under the 2013 Plan. At such time, we granted to certain other employees a total of 47,168 LTIP units and 44,198 shares of restricted stock that are subject to time-based vesting and 112,925 LTIP units that are subject to performance-based vesting, with fair market values of $1.4 million for the time-based vesting awards and $0.8 million for the performance-based vesting awards. The awards subject to time-based vesting vest ratably over four years from January 1, 2016, subject generally to the grantee's continued employment. The first installment vested on January 1, 2017 and the remainder will vest thereafter in three equal annual installments. The vesting of the LTIP units subject to performance-based vesting is based on the achievement of absolute and relative total stockholder return hurdles over a three-year performance period, commencing on January 1, 2016. Following the completion of the three-year performance period, our compensation committee will determine the number of LTIP units to which the grantee is entitled based on our performance relative to the performance hurdles set forth in the LTIP unit award agreements the grantee entered into in connection with the award grant. These units then vest in two installments, with the first installment vesting on January 1, 2019 and the second installment vesting on January 1, 2020, subject generally to the grantee's continued employment on those dates.
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
We made other grants during 2016 under the 2013 Plan with fair market values of $0.1 million in the aggregate.
Share-based compensation is measured at the fair value of the award on the date of grant and recognized as an expense on a straight-line basis over the vesting period. For the performance-based LTIP units and restricted stock awards, the fair value of the awards was estimated using a Monte Carlo Simulation model.  Our stock price, along with the prices of the comparative indexes, is assumed to follow the Geometric Brownian Motion Process.  Geometric Brownian Motion is a common assumption when modeling in financial markets, as it allows the modeled quantity (in this case the stock price) to vary randomly from its current value and take any value greater than zero.  The volatilities of the returns on our stock price and the comparative indexes were estimated based on implied volatilities and historical volatilities using a six-year look-back period.  The expected growth rate of the stock prices over the performance period is determined with consideration of the risk free rate as of the grant date.  For LTIP unit awards that are time-based, the fair value of the awards was estimated based on the fair value of our stock at the grant date discounted for the restriction period during which the LTIP units cannot be redeemed or transferred and the uncertainty regarding if, and when, the book capital account of the LTIP units will equal that of the common units.  For restricted stock awards that are time-based, we estimate the stock compensation expense based on the fair value of the stock at the grant date.
LTIP units and ESRT restricted stock issued during the three months ended March 31, 2017 and 2016 were valued at $18.4 million and $17.5 million, respectively. The weighted-average per unit or share fair value was $13.55 and $9.38 for grants issued in 2017 and 2016, respectively. The per unit or share granted in 2017 was estimated on the respective dates of grant using the following assumptions: an expected life of 2.8 years, a dividend rate of 2.05%, a risk-free interest rate of 1.55%, and an expected price volatility of 20.0%. The per unit or share granted in 2016 was estimated on the respective dates of grant using the following assumptions: an expected life of 2.8 years, a dividend rate of 2.10%, a risk-free interest rate of 0.84% and an expected price volatility of 24.0%.
No other stock options, dividend equivalents, or stock appreciation rights were issued or outstanding in 2017.
The following is a summary of ESRT restricted stock and LTIP unit activity for the three months ended March 31, 2017:

	Restricted Stock	LTIP Units	Weighted Average Grant Fair Value
Unvested balance at December 31, 2016	107,793	2,881,629	$10.01
Vested	(16,577)	(271,136)	13.19
Granted	34,407	1,322,166	13.55
Forfeited or unearned	(1,404)	(77,227)	14.87
Unvested balance at March 31, 2017	124,219	3,855,432	$10.89
The LTIP unit and ESRT restricted stock awards will immediately vest upon the later of (i) the date the grantee attains the age of 60 and (ii) the date on which grantee has first completed ten years of continuous service with our company or its affiliates. For award agreements that qualify, we recognize noncash compensation expense on the grant date for the time-based awards and ratably over the vesting period for the performance-based awards, and accordingly, we recognized $0.6 million and $0.4 million for the three months ended March 31, 2017 and 2016, respectively. Unrecognized compensation expense was $1.2 million at March 31, 2017, which will be recognized over a period of 2.7 years.
For the remainder of the LTIP unit and ESRT restricted stock awards, we recognize noncash compensation expense ratably over the vesting period, and accordingly, we recognized noncash compensation expense of $2.6 million and $1.7 million for the three months ended March 31, 2017 and 2016, respectively. Unrecognized compensation expense was $32.9 million at March 31, 2017, which will be recognized over a weighted average period of 2.9 years.

Earnings Per Unit
Earnings per unit for the three months ended March 31, 2017 and 2016 is computed as follows (amounts in thousands, except per share amounts):

	Three Months Ended,
	March 31, 2017	March 31, 2016
Numerator:
Net income	$19,145	$16,705
Private perpetual preferred unit distributions	(234)	(234)
Earnings allocated to unvested units	(154)	(172)
Net income attributable to common unitholders - basic and diluted	$18,757	$16,299

Denominator:
Weighted average units outstanding - basic	296,388	266,134
Effect of dilutive securities:
Stock-based compensation plans	775	—
Exchangeable senior notes	799	—
Weighted average units outstanding - diluted	297,962	266,134

Earnings per unit - basic and diluted	$0.06	$0.06
There were 622,565 and 507,205 antidilutive units for the three months ended March 31, 2017 and 2016, respectively.
10. Related Party Transactions
Supervisory Fee Revenue

We earned supervisory fees from entities affiliated with Anthony E. Malkin, our Chairman and Chief Executive Officer, of $0.3 million and $0.4 million for the three months ended March 31, 2017 and 2016, respectively. These fees are included within third-party management and other fees.
Property Management Fee Revenue
We earned property management fees from entities affiliated with Anthony E. Malkin of $0.1 million and $0.1 million for the three months ended March 31, 2017 and 2016, respectively. These fees are included within third-party management and other fees.
Other
We were reimbursed at allocable cost for 647 square feet of shared office space, equipment, and administrative support, as was done prior to our formation, and we received rent generally at market rental rate for 3,074 square feet of leased space, from entities affiliated with Anthony E. Malkin, at one of our properties aggregating $0.05 million for the three months ended March 31, 2016.
During August 2016, such entities moved from the previously shared office and leased spaces to relocate to a new 5,351 square foot leased space at one of our properties, paying rent generally at a market rental rate. Under such new lease, the tenant has the right to cancel such lease without special payment on 90 days’ notice. We now have a shared use agreement with such tenant, to occupy a portion of the leased premises as the office location for Peter L. Malkin, our chairman emeritus and employee, utilizing approximately 15% of the space, for which we pay an allocable pro rata share of the cost to such tenant. Total revenue aggregated 0.1 million for the three months ended March 31, 2017.

One of our directors, James D. Robinson IV, is a general partner in an investment fund, which owns more than a 10% economic and voting interest in one of our tenants, OnDeck Capital, with an annualized rent of $5.7 million and $5.8 million as of March 31, 2017 and 2016, respectively.
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

The following tables provide components of segment profit for each segment for the three months ended March 31, 2017 and 2016 (amounts in thousands):

	Three Months Ended March 31, 2017
	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Rental revenue	$117,113	$—	$—	$117,113
Intercompany rental revenue	13,378	—	(13,378)	—
Tenant expense reimbursement	15,974	—	—	15,974
Observatory revenue	—	20,940	—	20,940
Third-party management and other fees	351	—	—	351
Other revenue and fees	10,576	—	—	10,576
Total revenues	157,392	20,940	(13,378)	164,954
Operating expenses:
Property operating expenses	42,210	—	—	42,210
Intercompany rent expense	—	13,378	(13,378)	—
Ground rent expense	2,331	—	—	2,331
General and administrative expenses	11,088	—	—	11,088
Observatory expenses	—	7,255	—	7,255
Real estate taxes	24,558	—	—	24,558
Depreciation and amortization	40,833	13	—	40,846
Total operating expenses	121,020	20,646	(13,378)	128,288
Total operating income	36,372	294	—	36,666
Other expense:
Interest expense	(17,742)	—	—	(17,742)
Loss from derivative financial instruments	(247)	—	—	(247)
Income before income taxes	18,383	294	—	18,677
Income tax (expense) benefit	(283)	751	—	468
Net income	$18,100	$1,045	$—	$19,145
Segment assets	$3,617,276	$248,900	$—	$3,866,176
Expenditures for segment assets	$48,054	$6	$—	$48,060

	Three Months Ended March 31, 2016
	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Rental revenue	$114,908	$—	$—	$114,908
Intercompany rental revenue	13,718	—	(13,718)	—
Tenant expense reimbursement	18,120	—	—	18,120
Observatory revenue	—	21,181	—	21,181
Third-party management and other fees	545	—	—	545
Other revenue and fees	2,320	—	—	2,320
Total revenues	149,611	21,181	(13,718)	157,074
Operating expenses:
Property operating expenses	39,104	—	—	39,104
Intercompany rent expense	—	13,718	(13,718)	—
Ground rent expense	2,333	—	—	2,333
General and administrative expenses	10,918	—	—	10,918
Observatory expenses	—	7,755	—	7,755
Real estate taxes	23,525	—	—	23,525
Acquisition expenses	98	—	—	98
Depreciation and amortization	39,130	97	—	39,227
Total operating expenses	115,108	21,570	(13,718)	122,960
Total operating income (loss)	34,503	(389)	—	34,114
Interest expense	(17,951)	—	—	(17,951)
Income before income taxes	16,552	(389)	—	16,163
Income tax (expense) benefit	(405)	947	—	542
Net income	$16,147	$558	$—	$16,705
Segment assets	$3,015,802	$247,569	$—	$3,263,371
Expenditures for segment assets	$23,458	$—	$—	$23,458

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

The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	changes in our industry, the real estate markets, either nationally or in Manhattan or the greater New York metropolitan area;

•	resolution of legal proceedings involving the company;

•	reduced demand for office or retail space;

•	new office or observatory development in our market;

•	general volatility of the capital and credit markets and the market price of ESRT's Class A common stock and our publicly-traded operating partnership units;

•	changes in our business strategy;

•	changes in technology and market competition, which affect utilization of our broadcast or other facilities;

•	changes in domestic or international tourism, including geopolitical events and currency exchange rates;

•	defaults on, early terminations of, or non-renewal of leases by tenants;

•	bankruptcy or insolvency of a major tenant or a significant number of smaller tenants;

•	fluctuations in interest rates;

•	increased operating costs;

•	declining real estate valuations and impairment charges;

•	termination or expiration of our ground leases;

•	availability, terms and deployment of capital;

•	our failure to obtain necessary outside financing, including our unsecured revolving credit facility;

•	our leverage;

•	decreased rental rates or increased vacancy rates;

•	our failure to generate sufficient cash flows to service our outstanding indebtedness;

•	our failure to redevelop and reposition properties successfully or on the anticipated timeline or at the anticipated costs;

•	difficulties in identifying properties to acquire and completing acquisitions;

•	risks of real estate development (including our Metro Tower development site), including the cost of construction delays and cost overruns;

•	inability to manage our properties and our growth effectively;

•	inability to make distributions to our securityholders in the future;

•	impact of changes in governmental regulations, tax law and rates and similar matters;

•	failure to continue to qualify as a real estate investment trust, or REIT;

•	a future terrorist event in the U.S.;

•	environmental uncertainties and risks related to adverse weather conditions and natural disasters;

•	lack, or insufficient amounts, of insurance;

•	misunderstanding of our competition;

•	changes in real estate and zoning laws and increases in real property tax rates;

•	inability to comply with the laws, rules and regulations applicable to similar companies;

•
risks associated with security breaches through cyberattacks, cyber intrusions or otherwise, as well as other significant disruptions of our technology (IT) networks related systems, which support our operations and our buildings; and

•
other factors discussed under “Item 1A, Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016 and additional factors that may be contained in any filing we make with the SEC, including Part II, Item 1A of our Quarterly Reports on Form 10-Q.

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes after the date of this Quarterly Report on Form 10-Q, except as required by applicable law. For a further discussion of these and other factors that could impact our future results, performance or transactions, see the sections entitled “Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016 which we filed with the SEC. You should not place undue reliance on any forward-looking statements, which are based only on information currently available to us.
Overview

Empire State Realty OP, L.P. is the entity through which Empire State Realty Trust, Inc. (“ESRT”), a self-administered and self-managed real estate investment trust ("REIT"), conducts all of its business and owns (either directly or through subsidiaries) substantially all of its assets. We own, manage, operate, acquire and reposition office and retail properties in Manhattan and the greater New York metropolitan area.
Highlights for the three months ended March 31, 2017 included:

•	Achieved net income of $19.1 million and Core Funds From Operations of $61.3 million.

•	Occupancy and leased percentages at March 31, 2017:

•	Total portfolio was 88.8% occupied; including signed leases not commenced (“SLNC”), the total portfolio was 89.5% leased.

•	Manhattan office portfolio (excluding the retail component of these properties) was 87.8% occupied; including SLNC, the Manhattan office portfolio was 88.6% leased.

•	Retail portfolio was 94.4% occupied; including SLNC, the retail portfolio was 94.5% leased.

•	Empire State Building was 91.5% occupied; including SLNC, was 91.7% leased.

•
Signed 27 leases, representing 200,992 rentable square feet across the total portfolio, achieving a portfolio-wide 44.0% increase in mark-to-market rent over previous fully escalated rents on new, renewal, and expansion leases.

•
Signed 15 new leases representing 68,163 rentable square feet for the Manhattan office portfolio (excluding the retail component of these properties), achieving an increase of 22.4% in mark-to-market rent over previous fully escalated rents.

•	At 112 West 34th Street, signed a new retail lease totaling 43,019 rentable square feet with Target for a term of 20.8 years.

•	The Empire State Building Observatory revenue for the first quarter 2017 was $20.9 million compared to $21.2 million in the first quarter 2016.

•	Lease termination fee income, included in other revenues and fees, was $7.9 million.

•	Declared a dividend in the amount of $0.105 per share.
As of March 31, 2017, our total portfolio contained 10.1 million rentable square feet of office and retail space. We owned 14 office properties (including three long-term ground leasehold interests) encompassing approximately 9.4 million rentable square feet of office space. Nine of these properties are located in the midtown Manhattan market and aggregate approximately 7.6 million rentable square feet of office space, including the Empire State Building. Our Manhattan office properties also contain an aggregate of 504,016 rentable square feet of premier retail space on their ground floor and/or contiguous levels. Our remaining five office properties are located in Fairfield County, Connecticut and Westchester County, New York, encompassing in the aggregate approximately 1.9 million rentable square feet. The majority of square footage for these five properties is located in densely populated metropolitan communities with immediate access to mass transportation. Additionally, we have entitled land at the Stamford Transportation Center in Stamford, Connecticut, adjacent to one of our office properties, that will support the development of an approximately 380,000 rentable square foot office building and garage, which we refer to herein as Metro Tower. As of March 31, 2017, our portfolio included four standalone retail properties located in Manhattan and two standalone retail properties located in the city center of Westport, Connecticut, encompassing 204,452 rentable square feet in the aggregate.
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
The components of the Empire State Building revenue are as follows (dollars in thousands):

	Three months ended March 31,
	2017		2016
Office leases	$30,582	46.7%	$28,678	42.7%
Retail leases	1,925	2.9%	2,902	4.3%
Tenant reimbursements & other income	5,070	7.8%	6,805	10.1%
Observatory operations	20,940	32.0%	21,181	31.5%
Broadcasting licenses and leases	6,939	10.6%	7,698	11.4%
Total	$65,456	100.0%	$67,264	100.0%

We have been undertaking a comprehensive redevelopment and repositioning strategy of our Manhattan office properties. This strategy is designed to improve the overall value and attractiveness of our properties and has contributed significantly to our tenant repositioning efforts, which seek to increase our occupancy; raise our rental rates; increase our rentable square feet; increase our aggregate rental revenue; lengthen our average lease term; increase our average lease size; and improve our tenant credit quality. These improvements include restored, renovated and upgraded or new lobbies; elevator modernization; renovated public areas and bathrooms; refurbished or new windows; upgrade and standardization of retail storefront and signage; façade restorations; modernization of building-wide systems; and enhanced tenant amenities. We have also aggregated smaller spaces in order to offer larger blocks of office space, including multiple floors, that are attractive to larger, higher credit-quality tenants and to offer new, pre-built suites with improved layouts. This strategy has shown what we believe to be attractive results to date, and we believe has the potential to improve our operating margins and cash flows in the future. We believe we will continue to enhance our tenant base and improve rents as our pre-redevelopment leases continue to expire and be re-leased. From 2002 through March 31, 2017, we have invested a total of approximately $739.0 million (excluding tenant improvement costs and leasing commissions) in our Manhattan office properties pursuant to this program. We are in the process of substantially completing the redevelopment and repositioning program as originally contemplated. We intend to fund these capital improvements through a combination of operating cash flow, cash on hand, and borrowings.
As of March 31, 2017, excluding principal amortization, we had approximately $336.0 million of debt maturing in 2017 and approximately $262.2 million of debt maturing in 2018, and we had total debt outstanding of approximately $1.6 billion, with a weighted average interest rate of 4.22% (excluding premiums and discount) and a weighted average maturity of 4.5 years. As of March 31, 2017, we had cash and cash equivalents of $532.4 million. Our consolidated net debt to total market capitalization was approximately 14.8% as of March 31, 2017.

Results of Operations
Overview
The discussion below relates to our financial condition and results of operations for the three months ended March 31, 2017 and 2016, respectively.

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016
The following table summarizes our historical results of operations for the three months ended March 31, 2017 and 2016 (dollars in thousands):

	Three Months Ended March 31,
	2017	2016	Change	%
Revenues:
Rental revenue	$117,113	$114,908	$2,205	1.9%
Tenant expense reimbursement	15,974	18,120	(2,146)	(11.8)%
Observatory revenue	20,940	21,181	(241)	(1.1)%
Third-party management and other fees	351	545	(194)	(35.6)%
Other revenues and fees	10,576	2,320	8,256	355.9%
Total revenues	164,954	157,074	7,880	5.0%
Operating expenses:
Property operating expenses	42,210	39,104	3,106	7.9%
Ground rent expenses	2,331	2,333	(2)	(0.1)%
General and administrative expenses	11,088	10,918	170	1.6%
Observatory expenses	7,255	7,755	(500)	(6.4)%
Real estate taxes	24,558	23,525	1,033	4.4%
Acquisition expenses	—	98	(98)	(100.0)%
Depreciation and amortization	40,846	39,227	1,619	4.1%
Total operating expenses	128,288	122,960	5,328	4.3%
Operating income	36,666	34,114	2,552	7.5%
Other expense:
Interest expense	(17,742)	(17,951)	209	(1.2)%
Loss from derivative financial instruments	(247)	—	(247)	—%
Income before income taxes	18,677	16,163	2,514	15.6%
Income tax benefit	468	542	(74)	(13.7)%
Net income	19,145	16,705	2,440	14.6%
Private perpetual preferred unit distributions	(234)	(234)	—	—%
Net income attributable to common unitholders	$18,911	$16,471	$2,440	14.8%

Rental Revenue
The increase in rental income was primarily attributable to increased rental rates.
Tenant Expense Reimbursement
The decrease in tenant expense reimbursements was due to a decrease in our estimated billed expense reimbursements, lower electric reimbursement and the mix of updated base years for new and renewal leases.
Observatory Revenue
Observatory revenues were lower primarily due to unfavorable weather conditions in the first quarter 2017 compared to the first quarter 2016 as well as the calendar shift of Easter weekend from the first quarter 2016 to the second quarter 2017.
Third-Party Management and Other Fees
The decrease reflects lower management fee income due to the wind-down of activities in certain managed entities.
Other Revenues and Fees
The increase in other revenues and fees was primarily due to higher lease cancellation income of $7.7 million and higher interest income of $0.6 million in the three months ended March 31, 2017.

Property Operating Expenses
The increase in property operating expenses was primarily due to higher repairs and maintenance costs and higher utility costs in the three months ended March 31, 2017.

Ground Rent Expenses
Ground rent expense was consistent with 2016.
General and Administrative Expenses
The increase in general and administrative expenses was primarily due to higher salaries and equity compensation expense partially offset by lower incentive compensation bonus accruals.
Observatory Expenses
The decrease in Observatory expenses was primarily due to lower marketing costs.
Real Estate Taxes
The increase in real estate taxes was primarily due to higher assessed values for several properties.
Depreciation and Amortization
The increase in depreciation and amortization was primarily attributable to assets that were placed in service towards the end of 2016 and hence, subject to a full quarter's depreciation in the three months ended March 31, 2017.
Interest Expense
Interest expense was consistent with 2016.
Loss from Derivative Financial Instruments
The loss from derivative financial instruments consists of the ineffectiveness attributable to a partial termination and re-designation of related cash flow hedges in the three months ended March 31, 2017.
Income Taxes
The decrease in income tax benefit was attributable to activities within our taxable REIT subsidiaries, primarily related to our Observatory operations.

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
At March 31, 2017, we had approximately $532.4 million available in cash and cash equivalents, and there was $1.1 billion available under our unsecured revolving credit facility.
As of March 31, 2017, we had approximately $1.6 billion of total consolidated indebtedness outstanding, with a weighted average interest rate of 4.22% (excluding premiums and discount) and a weighted average maturity of 4.5 years. Excluding principal amortization, we have approximately $336.0 million of debt maturing in 2017 and approximately $262.2 million of debt maturing in 2018. Our consolidated net debt to total market capitalization was approximately 14.8% as of March 31, 2017. Given our current liquidity, including availability under our unsecured revolving credit facility, and preliminary discussions with lenders, we believe we will be able to refinance the maturing debt.
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
The unsecured revolving credit facility includes the following financial covenants: (i) maximum leverage ratio of total indebtedness to total asset value (as defined in the agreement) of the loan parties and their consolidated subsidiaries will not exceed 60%, (ii) consolidated secured indebtedness will not exceed 40% of total asset value, (iii) tangible net worth will not be less than $745.4 million plus 75% of net equity proceeds received by the Operating Partnership (other than proceeds received within ninety (90) days after the redemption, retirement or repurchase of ownership or equity interests in the Operating Partnership up to the amount paid by the Operating Partnership in connection with such redemption, retirement or repurchase, where, the net effect is that the Operating Partnership shall not have increased its net worth as a result of any such proceeds), (iv) adjusted EBITDA (as defined in the unsecured revolving credit facility) to consolidated fixed charges will not be less than 1.50x, (v) the aggregate net operating income with respect to all unencumbered eligible properties to the portion of interest expense attributable to unsecured indebtedness will not be less than 1.75x, (vi) the ratio of total unsecured indebtedness to unencumbered asset value will not exceed 60%, and (vii) consolidated secured recourse indebtedness will not exceed 10% of total asset value (provided, however, this covenant shall not apply at any time after either the company or the Operating Partnership achieves debt ratings from at least two of Moody’s, S&P and Fitch, and such debt ratings are Baa3 or better (in the case of a rating by Moody’s) or BBB- or better (in the case of a rating by S&P or Fitch)). As of March 31, 2017, we were in compliance with the covenants (dollars in thousands):

Financial covenant	Required	March 31, 2017	In Compliance
Maximum total leverage	< 60%	24.7%	Yes
Maximum secured debt	< 40%	11.5%	Yes
Minimum fixed charge coverage	> 1.50x	4.1x	Yes
Minimum unencumbered interest coverage	> 1.75x	7.3x	Yes
Maximum unsecured leverage	< 60%	22.1%	Yes
Maximum secured recourse indebtedness	< 10%	0.0%	Yes
Minimum tangible net worth	$1,203,815	$1,661,808	Yes

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
Mortgage Debt
During April 2017, we refinanced a mortgage loan collateralized by 1542 Third Avenue. The new $30.0 million loan bears interest at a fixed rate of 4.29% and matures in May 2027.

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

Office Properties(1)

	Three months ended March 31,
Total New Leases, Expansions, and Renewals	2017	2016
Number of leases signed(2)	26	41
Total square feet	157,973	242,098
Leasing commission costs(3)	$2,333	$3,908
Tenant improvement costs(3)	7,826	12,476
Total leasing commissions and tenant improvement costs(3)	$10,159	$16,384
Leasing commission costs per square foot(3)	$14.77	$16.14
Tenant improvement costs per square foot(3)	49.54	51.53
Total leasing commissions and tenant improvement costs per square foot(3)	$64.31	$67.67

Retail Properties(4)

	Three months ended March 31,
Total New Leases, Expansions, and Renewals	2017	2016
Number of leases signed(2)	1	6
Total square feet	43,019	13,625
Leasing commission costs(3)	$3,297	$1,360
Tenant improvement costs(3)	1,991	2,393
Total leasing commissions and tenant improvement costs(3)	$5,288	$3,753
Leasing commission costs per square foot(3)	$76.64	$99.85
Tenant improvement costs per square foot(3)	46.28	175.62
Total leasing commissions and tenant improvement costs per square foot(3)	$122.92	$275.47
_______________

(1)
Excludes an aggregate of 504,016 and 516,201 rentable square feet of retail space in our Manhattan office properties in 2017 and 2016, respectively. Includes the Empire State Building broadcasting licenses and observatory operations.

(2)	Presents a renewed and expansion lease as one lease signed.

(3)
Presents all tenant improvement and leasing commission costs as if they were incurred in the period in which the lease was signed, which may be different than the period in which they were actually paid.

(4)
Includes an aggregate of 504,016 and 516,201 rentable square feet of retail space in our Manhattan office properties in 2017 and 2016, respectively. Excludes the Empire State Building broadcasting licenses and observatory operations.

	Three months ended March 31,
	2017	2016
Total Portfolio
Capital expenditures (1)	$19,875	$12,332
_______________

(1)
Includes all capital expenditures, excluding tenant improvements and leasing commission costs, which are primarily attributable to the redevelopment and repositioning program conducted at our Manhattan office properties.

As of March 31, 2017, we expect to incur additional costs relating to obligations under signed new leases of approximately $51.5 million, consisting of approximately $50.3 million for tenant improvements and other improvements related to new leases and approximately $1.2 million on leasing commissions. We intend to fund the tenant improvements and leasing commission costs through a combination of operating cash flow, cash on hand and borrowings under the unsecured revolving credit facility.
Capital expenditures are considered part of both our short-term and long-term liquidity requirements. We intend to fund the capital improvements to complete the redevelopment and repositioning program through a combination of operating cash flow, cash on hand and borrowings under the unsecured revolving credit facility.
Contractual Obligations
Refer to our Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion of our contractual obligations. There has been no material changes, outside the ordinary course of business, to these contractual obligations during the three months ended March 31, 2017.
Off-Balance Sheet Arrangements
As of March 31, 2017, we did not have any off-balance sheet arrangements.
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
Distributions to Securityholders
Distributions and dividends amounting to $31.6 million and $22.9 million have been made to securityholders for the three months ended March 31, 2017 and 2016.
Cash Flows
Comparison of Three Months Ended March 31, 2017 to the Three Months Ended March 31, 2016
Net cash. Cash and cash equivalents were $532.4 million and $44.4 million, respectively, as of March 31, 2017 and 2016. The increase was primarily due to net proceeds on issuance of common stock to QIA in August 2016.
Operating activities. Net cash provided by operating activities increased by $0.5 million, to $60.0 million, for the three months ended March 31, 2017 compared to $59.5 million for the three months ended March 31, 2016, primarily due to higher cash rents.
Investing activities. Net cash used in investing activities increased by $23.0 million, to $47.1 million, for the three months ended March 31, 2017 compared to $24.1 million for the three months ended March 31, 2016, primarily due to higher expenditures on building and tenant improvements.
Financing activities. Net cash used in financing activities decreased by $2.9 million, to $34.8 million, for the three months ended March 31, 2017 compared to $37.7 million used in financing activities for the three months ended March 31, 2016, primarily due to lower debt repayments partially offset by higher dividends and distributions in the three months ended March 31, 2017.

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

The following table presents a reconciliation of our net income, the most directly comparable GAAP measure, to NOI for the periods presented (amounts in thousands):

	Three Months Ended March 31,
	2017	2016
	(unaudited)
Net income	$19,145	$16,705
Add:
General and administrative expenses	11,088	10,918
Depreciation and amortization	40,846	39,227
Interest expense	17,742	17,951
Loss from derivative financial instruments	247	—
Acquisition expenses	—	98
Income tax benefit	(468)	(542)
Less:
Third-party management and other fees	(351)	(545)
Net operating income	$88,249	$83,812
Other Net Operating Income Data
Straight-line rental revenue	$5,998	$5,080
Net increase in rental revenue from the amortization of above- and below-market lease assets and liabilities	$1,428	$4,231
Amortization of acquired below-market ground leases	$1,958	$1,958

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

Modified Funds From Operations ("Modified FFO")
Modified FFO adds back an adjustment for any above or below-market ground lease amortization to traditionally defined FFO. We consider this a useful supplemental measure in evaluating our operating performance due to the non-cash accounting treatment under GAAP, which stems from the third quarter 2014 acquisition of two option properties as they carry significantly below market ground leases, the amortization of which is material to our overall results. We present Modified FFO because we consider it an important supplemental measure of our operating performance in that it adds back the non-cash amortization of below-market ground leases. There can be no assurance that Modified FFO presented by us is comparable to similarly titled measures of other REITs. Modified FFO does not represent cash generated from operating activities and should not be considered as an alternative to net income (loss) determined in accordance with GAAP or to cash flow from operating activities determined in accordance with GAAP. Modified FFO is not indicative of cash available to fund ongoing cash needs, including the ability to make cash distributions.

Core Funds From Operations ("Core FFO")
Core FFO adds back to Modified FFO the following items: acquisition expenses, deferred financing costs write-offs, prepayment penalties, construction severance expenses and acquisition break-up fee. The Company presents Core FFO because it considers it an important supplemental measure of its operating performance in that it excludes non-recurring items. There can be no assurance that Core FFO presented by the Company is comparable to similarly titled measures of other REITs. Core FFO does not represent cash generated from operating activities and should not be considered as an alternative to net income (loss) determined in accordance with GAAP or to cash flow from operating activities determined in accordance with GAAP. Core FFO is not indicative of cash available to fund ongoing cash needs, including the ability to make cash distributions. In future periods, we may also exclude other items from Core FFO that we believe may help investors compare our results.

The following table presents a reconciliation of our net income, the most directly comparable GAAP measure, to FFO, Modified FFO and Core FFO for the periods presented (amounts in thousands, except per unit amounts):

	Three Months Ended March 31,
	2017	2016
	(unaudited)
Net income	$19,145	$16,705
Private perpetual preferred unit distributions	(234)	(234)
Real estate depreciation and amortization	40,424	39,075
FFO attributable to common stockholders	59,335	55,546
Amortization of below-market ground leases	1,958	1,958
Modified FFO attributable to common stockholders	61,293	57,504
Deferred financing costs write-off and prepayment penalty	—	552
Acquisition expenses	—	98
Core FFO attributable to common stockholders	$61,293	$58,154

Weighted average Operating Partnership units
Basic	296,388	266,134
Diluted	297,962	266,134

Factors That May Influence Future Results of Operations
Leasing
We signed 1.0 million rentable square feet of new leases, expansions and lease renewals for the year ended December 31, 2016. During the three months ended March 31, 2017, we signed 0.2 million rentable square feet of new leases, expansions and renewals.
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
As of March 31, 2017, there were approximately 1.1 million rentable square feet of space in our portfolio available to lease (excluding leases signed but not yet commenced) representing 10.5% of the net rentable square footage of the properties in our portfolio. In addition, leases representing 5.2% and 8.3% of net rentable square footage of the properties in our portfolio will expire in 2017 and in 2018, respectively. These leases are expected to represent approximately 5.5% and 8.7%, respectively, of our annualized rent for such periods. Our revenues and results of operations can be impacted by expiring leases that are not renewed or re-leased or that are renewed or re-leased at base rental rates equal to, above or below the current average base rental rates. Further, our revenues and results of operations can also be affected by the costs we incur to re-lease available space, including payment of leasing commissions, redevelopments and build-to-suit remodeling that may not be borne by the tenant.
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
Observatory and Broadcasting Operations
The Empire State Building Observatory revenue for the first quarter 2017 was $20.9 million, compared to $21.2 million for the first quarter 2016. The Observatory hosted approximately 636,000 visitors in the first quarter 2017 versus 719,000 visitors in the first quarter 2016. In the first quarter 2017, there were 22 bad weather days, six of which fell on weekend days, compared to eight bad weather days, two of which fell on weekend days, in the first quarter 2016. One of the bad weather days was the snowstorm on March 14, 2017 which resulted in the closing of public transport and cancelled flights into and out of New York City and two additional days of street, mass transit, and airport disruptions. In addition, Easter weekend was in the first quarter in 2016 and in the second quarter in 2017.
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
We license the use of the Empire State Building mast to third party television and radio broadcasters and providers of data communications.  We also lease space in the upper floors of the building to such licensees to house their transmission equipment and related facilities. During the three months ended March 31, 2017, we derived $5.2 million of revenue and $1.7 million of expense reimbursements from the Empire State Building’s broadcasting licenses and related leases. The broadcasting licenses and related leases generally expire between 2017 and 2032. The business of broadcasting TV and radio signals over the air is in flux, due to deteriorating industry fundamentals and the ongoing Federal Communications Commission spectrum auction, and there is competition from other broadcasting operations. We have made preliminary renewal proposals which, if accepted, would yield reduced revenues and higher capital expenditures.

During the first quarter 2017 we signed long-term lease and license renewals with two of our radio broadcasters, Spanish Broadcast Systems and New York Public Radio, for a total of four radio stations at the Empire State Building. In addition, Ion Television notified us that they will not renew their lease and license and will vacate upon their lease expiration at the end of 2017. We remain in ongoing negotiations with our other broadcast tenants.

Critical Accounting Estimates

Refer to our Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion of our critical accounting estimates. There were no material changes to our critical accounting estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. One of the principal market risks facing us is interest rate risk on our variable rate indebtedness. As of March 31, 2017, our variable rate debt of $265.0 million represented 3.4% of our total enterprise value.
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

We entered into interest rate LIBOR swap agreements with an aggregate notional value of $970.0 million, which fix LIBOR interest rates between 2.1485% and 2.7620% and mature between August 2022 and June 2028. All interest rate swaps as of March 31, 2017 have been designated as cash flow hedges and are deemed effective, with a fair value of $1.5 million which is included in prepaid expenses and other assets and ($5.2 million) which is included in accounts payable and accrued expenses on the condensed consolidated balance sheet.
Based on our variable rate debt balances, interest expense would have increased by approximately $2.6 million if short-term interest rates had been 1% higher. As of March 31, 2017, the weighted average interest rate on the $1.3 billion of fixed-rate indebtedness outstanding was 4.54% per annum, each with maturities at various dates through March 27, 2030.
As of March 31, 2017, the fair value of our outstanding debt was approximately $1.6 billion, which was approximately $35.0 million more than the historical book value as of such date. Interest risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure.

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
As of March 31, 2017, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of ESRT management, including ESRT's Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures at the end of the period covered by this Report. Based on the foregoing, ESRT's Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including ESRT's Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors included in the section entitled "Risk Factors" in our December 31, 2016 Annual Report on Form 10-K.

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

Date: May 3, 2017                             By:/s/ David A. Karp
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 3, 2017                             By:/s/ Andrew J. Prentice
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