Form 10-K
period 2017-12-31
Empire State Realty OP, L.P.
filed 2018-02-28
CIK 1553079

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

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
None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes   ☒    No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes   ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐
Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
As of February 22, 2018, there were 33,151,983 units of the Registrants' Series ES operating partnership units outstanding, 8,809,185 units of the Series 60 operating partnership units outstanding, and 4,348,231 units of the Series 250 operating partnership units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Our sole general partner is Empire State Realty Trust, Inc. Portions of the Empire State Realty Trust, Inc.'s Proxy Statement for its 2018 Annual Stockholders' Meeting (which is scheduled to be held on May 17, 2018) to be filed within 120 days after the end of Empire State Realty Trust, Inc.'s fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

•
"enterprise value" means all outstanding shares of Empire State Realty Trust, Inc.'s Class A common stock at such time plus shares of Class A common stock that may be issuable upon the exchange of operating partnership units on a one-for-one basis and shares of Class A common stock issuable upon the conversion of Class B common stock on a one-for-one basis multiplied by the Class A common share price at December 31, 2017, plus private perpetual preferred units plus consolidated debt at December 31, 2017;

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
As of December 31, 2017, our total portfolio, containing 10.1 million rentable square feet of office and retail space, was 89.6% occupied. Including signed leases not yet commenced, our total portfolio was 92.2% leased. As of December 31, 2017, we owned 14 office properties (including three long-term ground leasehold interests) encompassing approximately 9.4 million rentable square feet of office space, which were approximately 89.5% occupied or 92.1% leased including signed leases not yet commenced. Nine of these properties are located in the midtown Manhattan market and encompass approximately 7.6 million rentable square feet of office space, including the Empire State Building. Our Manhattan office properties also contain 507,395 rentable square feet of premier retail space on their ground floor and/or contiguous levels. Our remaining five office properties are located in Fairfield County, Connecticut and Westchester County, New York, encompassing approximately 1.9 million rentable square feet. The majority of square footage for these five properties is located in densely populated metropolitan communities with immediate access to mass transportation. Additionally, we have entitled land at the Stamford Transportation Center in Stamford, Connecticut, adjacent to one of our office properties, that will support the development of an approximately 380,000 rentable square foot office building and garage, which we refer to herein as Metro Tower. As of December 31, 2017, our portfolio also included four standalone retail properties located in Manhattan and two standalone retail properties located in the city center of Westport, Connecticut, encompassing 205,740 rentable square feet in the aggregate. As of December 31, 2017, our standalone retail properties were 100.0% leased.
The Empire State Building offers panoramic views of New York and neighboring states from its world-famous 86th and 102nd floor observatories that draw millions of visitors per year. The number of visitors to the observatories was approximately 4.05 million and 4.25 million for the years ended December 31, 2017 and 2016, respectively. The 86th floor observatory has a 360-degree outdoor deck as well as indoor viewing galleries to accommodate guests day and night, all year-round. The 102nd floor observatory is entirely indoors and offers a 360-degree view of New York City from 1,250 feet above ground.
We were organized as a Delaware limited partnership on November 28, 2011. ESRT, as the sole general partner in our company, has responsibility and discretion in the management and control in our company, and our limited partners, in such capacity, have no authority to transact business for, or participate in the management activities, of our company. As of December 31, 2017, ESRT owned approximately 53.8% of our operating partnership units.
Our Competitive Strengths
We believe that we distinguish ourselves from other owners and operators of office and retail properties as a result of the following competitive strengths:

•
Irreplaceable Portfolio of Office Properties in Midtown Manhattan. Our Manhattan office properties are located in one of the most prized office markets in the world due to a combination of supply constraints, high barriers to entry, near-term and long-term prospects for job creation, vacancy absorption and rental rate growth. Management believes these properties could not be replaced today on a cost-competitive basis, if at all. As of December 31, 2017, we owned nine Manhattan office properties (including three long-term ground leasehold interests) encompassing approximately 7.6 million rentable square feet of office space, including the Empire State Building, our flagship property. Unlike traditional office buildings, the Empire State Building provides us with a significant source of income from its observatory and broadcasting operations. All of these properties include premier retail space on their ground floor and/or contiguous levels, which comprise 507,395 rentable square feet in the aggregate and some of which have recently undergone significant redevelopments. We believe the high quality of our buildings, services and amenities, their desirable locations and commuter access to mass transportation should allow us to increase rents and occupancy to generate positive cash flow and growth.

•
Expertise in Repositioning and Redeveloping Manhattan Office Properties. We have substantial expertise in redeveloping and repositioning Manhattan office properties, having invested through December 31, 2017 a total of approximately $802.0 million (excluding tenant improvement costs and leasing commissions) in our Manhattan office properties since we assumed full control of the day-to-day management of these properties beginning with One Grand Central Place in November 2002 through 2006. We have substantial experience in upgrading, redeveloping and modernizing building lobbies, corridors, bathrooms, elevator cabs and old, antiquated spaces to include new ceilings, lighting, pantries and base building systems (including electric distribution and air conditioning), as well as enhanced tenant amenities. We have successfully aggregated and are continuing to aggregate smaller spaces to offer larger blocks of space, including multiple floors, that are attractive to larger, higher credit-quality tenants and to offer new, pre-built suites with improved layouts. As part of this program, we have converted some or all of the second and third floor office space of certain of our Manhattan office properties to higher rent retail space. We believe that the post-redevelopment high quality of our buildings and the service we provide also attract higher credit-quality tenants for larger spaces at rents above similar vintage buildings, and below new construction, thus defining a new price point and allowing us to drive superior returns on invested capital per square foot. In addition, we believe that, based on the results of our base building energy efficiency retrofit, and energy efficient tenant build-outs, at the Empire State Building, the lessons of which we are applying throughout our portfolio, we derive cost savings through innovative energy efficiency retrofitting and sustainability initiatives, reducing direct and indirect energy costs paid both by tenants and by us throughout our other Manhattan office properties and greater New York metropolitan area office properties, which improves our competitive position.

•
Leader in Energy Efficiency Retrofitting. We have pioneered certain practices in energy efficiency, and at the Empire State Building we have partnered with the Clinton Climate Initiative, Johnson Controls Inc., Jones Lang LaSalle and the Rocky Mountain Institute to create and implement a groundbreaking, replicable process for integrating energy efficiency retrofits in the existing built environment. The reduced energy consumption reduces costs for us and our tenants, and we believe creates a competitive advantage for our properties. We believe that higher quality tenants in general place a higher priority on sustainability, controlling costs, and minimizing contributions to greenhouse gases. We believe our expertise in this area gives us the opportunity to attract higher quality tenants at higher rental rates and to reduce our expenses. As a result of our efforts, approximately 84.0% of our portfolio square feet is Energy Star certified, including the Empire State Building. As a result of the energy efficiency retrofits, we estimate that the Empire State Building has reduced energy use by over 38% of its pre-retrofit level of energy use, resulting in over $4.4 million of annual energy cost savings. Johnson Controls Inc. has guaranteed minimum energy cost savings of $2.2 million annually, from 2010 through 2025, with respect to certain of the retrofits in which Johnson Controls Inc. was project leader. Actual 2016 energy cost savings was $4.6 million for the whole building retrofits and $3.3 million against the guaranteed savings. We are implementing cost justified energy efficiency retrofit projects in our Manhattan and greater New York metropolitan area office properties based on our work at the Empire State Building. Finally, we maintain a series of management practices utilizing recycling of tenant and construction waste, recycled content carpets, low off-gassing paints and adhesives, “green” pest control and cleaning solutions and recycled paper products throughout our office portfolio. We believe that our portfolio’s attractiveness is enhanced by these practices and that this should result in higher rental rates, longer lease terms and higher quality tenants.

•
Attractive Retail Locations in Densely Populated Metropolitan Communities. As of December 31, 2017, our portfolio also included six standalone retail properties and retail space at the ground floor and/or lower levels of our Manhattan office properties, encompassing 713,135 rentable square feet in the aggregate, which were approximately 92.0% occupied in the aggregate. All of these properties are located in dynamic retail corridors with convenient access to mass transportation, a diverse tenant base and high pedestrian traffic and/or main destination locations. Our retail portfolio includes 691,702 rentable square feet located in Manhattan and 21,433 rentable square feet located in Westport, Connecticut. Our current retail rents are below current market rents, and as we recapture and redevelop retail space, we are able to drive strong positive spreads on newly leased space. We have retail expirations in the coming years that will allow us to further increase our cash flows as we continue our redevelopment program. Our retail tenants cover a number of industries, and include Allen Edmonds; Ann Taylor; Bank of America; Bank Santander (Sovereign Bank); Best Buy Mobile; Charles Schwab; Chipotle; Dr. Martens AirWair USA; Duane Reade/Walgreen's; FedEx; FootLocker; HSBC; JP Morgan Chase; Lululemon; New Cingular Wireless; Nike; Panera Bread; Potbelly Sandwich Works; Sephora; Shake Shack; Sprint; Starbucks; Target; Theory; TJ Maxx; and Urban Outfitters. Our Westport, Connecticut retail properties are located on Main Street, the main pedestrian thoroughfare in Westport, Connecticut, and have the advantage of being adjacent to one of the few available large-scale parking lots in town.

•
Experienced and Committed Management Team with Proven Track Record. Our senior management team is highly regarded in the real estate community and has extensive relationships with a broad range of brokers, owners, tenants and lenders. We have developed relationships we believe enable us to both secure high credit-quality tenants on attractive terms, as well as provide us with potential acquisition opportunities. We have substantial in-house expertise and resources in asset and property management, leasing, marketing, acquisitions, construction, development and financing and a platform that is highly scalable. Members of our senior management team have worked in the real estate industry for an average of approximately 33 years with extensive experience in Greater New York area real estate, through many economic cycles. We take an intensive, hands-on approach to the management of our portfolio and quality brand building. As of December 31, 2017, our named executive officers owned 11.2% of ESRT's common stock on a fully diluted basis (including shares of common stock and operating partnership units as to which Anthony E. Malkin disclaims beneficial ownership except to the extent of his pecuniary interest therein), and therefore their interests are aligned with those of ESRT's securityholders and they are incentivized to maximize returns to ESRT's securityholders.

•
Strong Balance Sheet Supportive of Future Growth. As of December 31, 2017, we had total debt outstanding of approximately $1.7 billion, with a weighted average interest rate of 4.05% and a weighted average maturity of 6.2 years. Additionally, we had approximately $1.1 billion of available borrowing capacity under our secured revolving and term credit facility as of December 31, 2017. We had cash and cash equivalents of $464.3 million at December 31, 2017. Our consolidated net debt represented 16.6% of enterprise value. Excluding principal amortization, we have approximately $262.2 million of debt maturing in 2018 and $250.0 million maturing in 2019. We continue to extend and ladder our debt maturities, increase our access to a variety of capital sources and maintain low leverage with significant capacity on our balance sheet. This low level of leverage gives us flexibility to cover our capital program and to take advantage of opportunities to acquire additional properties as and when we see compelling opportunities. We believe that lower levered companies outperform over the long term.

Business and Growth Strategies
Our primary business objectives are to maximize cash flow and total returns to our securityholders and to increase the value of our properties through the pursuit of the following business and growth strategies:

•
Vacating, Redeveloping, and Leasing of Redeveloped Space at Our Manhattan Office Properties. As of December 31, 2017, our Manhattan office properties (excluding the retail component of these properties) were approximately 89.0% occupied, or 92.1% leased including signed leases not commenced, and had approximately 0.6 million rentable square feet of available space (excluding signed leases not commenced). Our program of redevelopment necessarily includes vacating older less desirable suites; demolishing them for re-leasing as full or multi-floor blocks, or as new pre-built suites; and re-leasing them. We believe our redevelopment and repositioning program for our Manhattan office properties results in our leasing space to better credit tenants and higher rents, while achieving returns of approximately 10 percent. Over time, as we have created and redeveloped large blocks of available space, we have leased them to higher quality tenants at higher rents, and intend to continue to execute on this program over the years to come. To date we believe these efforts have accelerated our ability to lease space to new higher credit-quality tenants, many of which have expanded the office space they lease from us over time. We also employ a pre-built suite strategy in selected portions of some of our properties to appeal to many credit-worthy smaller tenants by fitting out some available space with new ceilings, lighting, pantries and base building systems (including electric distribution and air conditioning) for immediate occupancy. These pre-built suites deploy energy efficiency strategies developed in our work at the Empire State Building and are designed with efficient layouts sought by a wide array of users which we believe will require only minor painting and carpeting for future re-leasing thus reducing our future costs. We expect to achieve returns on investment of approximately 10 percent on our pre-built suites. Over time, as we have redeveloped the spaces in our buildings, we believe we will increase our occupancy.

•
Increase Existing Below-Market Rents. The purpose of our redevelopment is to sign leases for larger amounts of space to better credit tenants at higher rents. To date, we have capitalized on this opportunity and we believe we have significant embedded, de-risked growth that we can capture as we execute on the successful repositioning of our Manhattan office portfolio and improving market fundamentals to increase rents. For example, we expect to benefit from the re-leasing of 9.5%, or approximately 713,837 rentable square feet (including month-to-month leases), of our Manhattan office leases expiring during 2018, which we generally believe are currently at below market rates. These expiring leases represent a weighted average base rent of $53.75 per square foot based on current measurements. As older leases expire, we expect to continue to upgrade certain space to further increase rents. Our concentration in Manhattan and the greater New York metropolitan area should also enable us to benefit from increased rents associated with current and anticipated near-term improvements in the financial and economic environment in these areas. We also expect to benefit from our price positioning, as we command prices that are above comparable vintage properties due to the quality of our newly developed space and our attractive amenities but below new construction.

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

Business Segments
Our reportable segments consist of a real estate segment and an observatory segment. Our real estate segment includes all activities related to the ownership, management, operation, acquisition, repositioning and disposition of our real estate assets. Our observatory segment operates the 86th and 102nd floor observatories at the Empire State Building. These two lines of businesses are managed separately because each business requires different support infrastructures, provides different services and has dissimilar economic characteristics such as investments needed, stream of revenues and different marketing strategies. We account for intersegment sales and rent as if the sales or rent were to third parties, that is, at current market prices. We include our construction operation in "Other" and it includes all activities related to providing construction services to tenants and to other entities within and outside our company. As of March 27, 2015, we no longer solicited new business for our construction management business. We completed all projects that were in progress. See Note 12 to our consolidated financial statements for further information on our reportable segments.
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

Insurance
We carry comprehensive liability, fire, extended coverage, earthquake, terrorism and rental loss insurance covering all of our Manhattan properties and our greater New York metropolitan area properties under a blanket policy. We carry additional all-risk property and business insurance, which includes terrorism insurance, on the Empire State Building through ESRT Captive Insurance Company L.L.C., or ESRT Captive Insurance, our wholly owned captive insurance company. ESRT Captive Insurance covers terrorism insurance for $1.2 billion in losses in excess of $800 million per occurrence suffered by the Empire State Building, providing us with aggregate terrorism coverage of $2 billion at that property. ESRT Captive Insurance fully reinsures the 17% coinsurance under the Terrorism Risk Insurance Program Reauthorization Act of 2015 (TRIPRA) and the difference between the TRIPRA captive deductible and policy deductible of $25,000 for non-Nuclear, Biological, Chemical and Radiological exposures. We purchased a $50 million limit of Nuclear, Biological, Chemical and Radiological (NBCR) insurance in excess of a $1.0 million deductible in the commercial insurance market. ESRT Captive Insurance provides NBCR insurance with a limit of $1.95 billion in excess of the $50 million policy. As a result, we remain only liable for the 17% coinsurance under TRIPRA for NBCR exposures within ESRT Captive Insurance, as well as a deductible equal to 20% of ESRT Captive Insurance’s prior year’s premium. As long as we own ESRT Captive Insurance, we are responsible for ESRT Captive Insurance’s liquidity and capital resources, and ESRT Captive Insurance’s accounts are part of our consolidated financial statements. If we experience a loss and ESRT Captive Insurance is required to pay under its insurance policy, we would ultimately record the loss to the extent of its required payment. The policies described above cover certified terrorism losses as defined under the Terrorism Risk Insurance Act of 2002 (TRIA) and subsequent extensions. On January 12, 2015, the President of the United States signed into law TRIPRA, which extends TRIA through December 31, 2020. TRIA provides for a system of shared public and private compensation for insured losses resulting from acts of terrorism. As a result, the certified terrorism coverage provided by ESRT Captive Insurance is eligible for 83% coinsurance provided by the United States Treasury in excess of a statutorily calculated deductible. ESRT Captive Insurance reinsures 100% of its 17% coinsurance for non-NBCR exposures. The 17% coinsurance on NBCR exposures is retained by ESRT Captive Insurance.

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

Employees
As of December 31, 2017, we had 831 employees, 136 of whom were managers and professionals. There are currently collective bargaining agreements which cover the workforce that services all of our office properties. Management believes that its relationship with employees is good.
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
For the year ended December 31, 2017, six of our properties, the Empire State Building, One Grand Central Place, 111 West 33rd Street, 1400 Broadway, First Stamford Place and 250 West 57th Street together accounted for approximately 71.7% of our portfolio’s rental revenues, and no other property accounted for more than approximately 5.0% of our portfolio’s rental revenues. For the year ended December 31, 2017, the Empire State Building individually accounted for approximately 32.0% of our portfolio’s rental revenues. Our revenue and cash available for distribution to our securityholders would be materially and adversely affected if the Empire State Building, One Grand Central Place, 111 West 33rd Street, 1400 Broadway, First Stamford Place or 250 West 57th Street were materially damaged or destroyed. Additionally, our revenue and cash available for distribution to our securityholders would be materially adversely affected if a significant number of our tenants at these properties experienced a downturn in their business which may weaken their financial condition and result in their failure to make timely rental payments, defaulting under their leases or filing for bankruptcy.
The observatory operations at the Empire State Building are not traditional real estate operations, and competition and changes in tourist trends may subject us to additional risks, which could materially and adversely affect us.
During the year ended December 31, 2017, we derived approximately $127.1 million of revenue from the Empire State Building’s observatory operations, representing approximately 40.4% of the Empire State Building’s total revenue for this period. Demand for our observatory is highly dependent on domestic and overseas tourists. In addition, competition from other new and existing observatories could have a negative impact on revenues from our observatory operations which could have a material adverse effect on our results of operations, financial condition and ability to make distributions to our securityholders. Adverse impacts on domestic travel and changes in foreign currency exchange rates may also decrease demand in the future, which could have a material adverse effect on our results of operations, financial condition and ability to make distributions to our securityholders.
We may be unable to renew leases, lease vacant space or re-lease space on favorable terms or at all as leases expire, which could materially and adversely affect our financial condition, results of operations and cash flow.
As of December 31, 2017, we had approximately 0.8 million rentable square feet of vacant space (excluding leases signed but not yet commenced). In addition, leases representing 9.1% and 7.1% of the square footage of the properties in our portfolio will expire in 2018 and 2019, respectively (including month to month leases). We cannot assure you that expiring leases will be renewed or that our properties will be re-leased at net effective rental rates equal to or above the current average net effective rental rates. Above-market rental rates at some of the properties in our portfolio may force us to renew some expiring leases or re-lease properties at lower rates. If the rental rates of our properties decrease, our existing tenants do not renew their leases or we do not re-lease a significant portion of our available space and space for which leases will expire, our financial condition, results of operations, cash flow, per share/unit trading price of ESRT's Class A common stock and our traded OP units and our ability to satisfy our principal and interest obligations and to make distributions to our securityholders would be materially and adversely affected.
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
To the extent there are adverse economic conditions in the real estate market and demand for office space decreases, upon expiration of leases at our properties and with respect to our current vacant space, we will be required to increase rent or other concessions to tenants, accommodate increased requests for renovations, build-to-suit remodeling and other improvements or provide additional services to our tenants. In addition, eight of our existing properties are pre-war office properties, which may require more frequent and costly maintenance to retain existing tenants or attract new tenants than newer properties. As a result, we would have to make significant capital or other expenditures in order to retain tenants whose leases expire and to attract new tenants in sufficient numbers. Additionally, we may need to raise capital to make such expenditures. If we are unable to do so or capital is otherwise unavailable, we may be unable to make the required expenditures. This could result in non-renewals by tenants upon expiration of their leases and our vacant space remaining untenanted, which could materially and adversely affect our financial condition, results of operations, cash flow and per share/unit trading price of ESRT's Class A common stock and our traded OP units. As of December 31, 2017, we had approximately 0.8 million rentable square feet of vacant space (excluding leases signed but not yet commenced), and leases representing 9.1% and 7.1% of the square footage of the properties in our portfolio will expire in the in 2018 and 2019, respectively (including month to month leases).
We depend on significant tenants in our office portfolio, including Global Brands Group, Coty, Inc., LinkedIn, Sephora and PVH Corp., which together represented approximately 16.3% of our total portfolio’s annualized rent as of December 31, 2017.
As of December 31, 2017, our five largest tenants together represented 16.3% of our total portfolio’s annualized rent. Our largest tenant is Global Brands Group. As of December 31, 2017, Global Brands Group leased an aggregate of 0.7 million rentable square feet of office space at three of our office properties, representing approximately 6.8% of the total rentable square feet and approximately 6.3% of the annualized rent in our portfolio. Our rental revenue depends on entering into leases with and collecting rents from tenants. General and regional economic conditions, such as the current challenging economic climate described above, may adversely affect our major tenants and potential tenants in our markets. Our major tenants may experience a material business downturn, weakening their financial condition and potentially resulting in their failure to make timely rental payments and/or a default under their leases. In many cases, we have made substantial up front investments in the applicable leases, through tenant improvement allowances and other concessions, as well as typical transaction costs (including professional fees and commissions) that we may not be able to recover. In the event of any tenant default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment.
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
The leasing of real estate in the greater New York metropolitan area is highly competitive. The principal means of competition are rent charged, location, services provided and the nature and condition of the premises to be leased. We directly compete with all lessors and developers of similar space in the areas in which our properties are located as well as properties in other submarkets. Demand for retail space may be impacted by the bankruptcy of retail companies, a general trend toward consolidation in the retail industry, and the impact of internet retailing which could adversely affect the ability of our company to attract and retain tenants, which could (i) reduce rents payable to us, (ii) reduce our ability to attract and retain tenants at our properties and (iii) lead to increased vacancy rates at our properties, any of which could materially and adversely affect us.
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
A large number of the tenants in our properties (measured by number of tenants as opposed to aggregate square footage) are smaller businesses that generally do not have the financial strength of larger corporate tenants. Smaller companies generally experience a higher rate of failure than large businesses. There is a current risk with these companies of a higher rate of tenant defaults, turnover and bankruptcies, which could materially and adversely affect our distributable cash flow and results of operations.
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
The Empire State Building and its broadcasting mast provides radio and data communications services and supports delivery of broadcasting signals to cable and satellite systems and television and radio receivers. We license the use of the broadcasting mast to third party television and radio broadcasters. During the year ended December 31, 2017, we derived approximately $19.5 million of revenue (excluding tenant reimbursement income) from the Empire State Building’s broadcasting licenses and related leased space, representing approximately 6.2% of the Empire State Building’s total revenue for this period. Competition from other broadcasting operations has had a negative impact on revenues from our broadcasting operations, and lease renewals have yielded reduced revenue, higher operating expenses and higher capital expenditures. Our broadcast television and radio licensees also face a range of competition from advances in technologies and alternative methods of content delivery in their respective industries, as well as from changes in consumer behavior driven by new technologies and methods of content delivery, which may reduce the demand for over-the-air broadcast licenses in the future. New government regulations affecting broadcasters, including the implementation of the Federal Communications Commission's (the "FCC") National Broadband Plan, (the "FCC Plan"), also might materially and adversely affect our results of operations by reducing the demand for broadcast licenses. Among other things, the FCC Plan urges Congress to make more spectrum available for wireless broadband service providers by encouraging over-the-air broadcast licensees to relinquish spectrum through a voluntary auction process, which raises many issues that could impact the broadcast industry. At this time we cannot predict whether Congress or the FCC will adopt or implement any of the FCC Plan’s recommendations or the rule changes as proposed, or how any such actions might affect our broadcasting operations. Any of these risks might materially and adversely affect us.
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
In order for ESRT to qualify as a REIT, it must distribute to its securityholders, on an annual basis, at least 90% of its REIT taxable income, determined without regard to the deduction for distributions paid and excluding net capital gains. In addition, it will be subject to U.S. federal income tax at the generally applicable corporate tax rate to the extent that it distributes less than 100% of its net taxable income (including net capital gains) and will be subject to a 4% nondeductible excise tax on the amount by which its distributions in any calendar year are less than a minimum amount specified under U.S. federal income tax laws. Our partnership agreement provides that we will make sufficient distributions to ESRT to enable it to satisfy these distribution requirements and to avoid U.S. federal corporate income tax and the 4% excise tax. Because of these distribution requirements, we may not be able to fund future capital needs, including any necessary acquisition financing, from operating cash flow. Consequently, we may need to rely on third-party sources to fund our capital needs. We may not be able to obtain financing on favorable terms, in the time period we desire, or at all. Any additional debt we incur will increase our leverage. Our access to third-party sources of capital depends, in part, on:

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
As of December 31, 2017, we had total debt outstanding of approximately $1.7 billion. As of December 31, 2017, we had approximately $262.2 million of debt maturing in 2018 and $250.0 million maturing in 2019. As of December 31, 2017, our mortgages had an aggregate estimated principal balance of approximately $721.2 million with maturity dates ranging from 2018 through 2032. See Note 4 to our consolidated financial statements for required payments of our indebtedness. We may incur significant additional debt to finance future acquisition and redevelopment activities. Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our properties or to pay the distributions currently contemplated or necessary to allow ESRT to qualify as a REIT. Our level of debt and the limitations imposed on us by our loan documents could have significant adverse consequences, including the following:

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
In addition, our unsecured revolving credit and term loan facility and our Senior Unsecured Notes require us to maintain designated ratios, including but not limited to, total debt-to-assets, secured debt-to-assets, adjusted EBITDA to consolidated fixed charges, net operating income from unencumbered properties to interest expense on unsecured debt, and unsecured debt to unencumbered assets, and contain a minimum tangible net worth requirement. Our unsecured revolving credit and term loan facility and our Senior Unsecured Notes do not generally contain restrictions on the payment of dividends or other distributions. The indenture governing our outstanding senior unsecured notes - exchangeable does not contain financial or operational covenants or restrictions on the payments of dividends; however, upon the occurrence of fundamental changes described in the indenture, holders of our outstanding senior unsecured notes - exchangeable may require our operating partnership to repurchase for cash all or part of their notes at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, subject to certain conditions. Further, upon the occurrence of any make-whole fundamental change described in the indenture, the exchange rate for holders who exchange their notes in connection with any such make-whole fundamental change may be increased. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

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
Incurring mortgage and other secured debt obligations increases our risk of property losses because defaults on indebtedness secured by properties may result in foreclosure actions initiated by lenders and ultimately our loss of the property securing any loans for which we are in default. Any foreclosure on a mortgaged property or group of properties could adversely affect the overall value of our portfolio of properties. For tax purposes, a foreclosure of any of our properties that is subject to a nonrecourse mortgage loan would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds, which could hinder our ability to make distributions to ESRT in order to allow it to meet the distribution requirements applicable to REITs under the Code. Foreclosures could also trigger our tax indemnification obligations under the terms of our agreements with certain continuing investors with respect to sales of certain properties, and obligate us to make certain levels of indebtedness available for them to guarantee which, among other things, allows them to defer the recognition of gain in connection with the formation transactions.
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
In connection with the formation transactions, we and ESRT entered into a tax protection agreement with Anthony E. Malkin and Peter L. Malkin pursuant to which we have agreed to indemnify the Malkin Group and one additional third party investor in Metro Center (who was one of the original landowners and was involved in the development of the property) against certain tax liabilities if those tax liabilities result from (i) our sale, transfer, conveyance, or other taxable disposition of four specified properties (First Stamford Place, Metro Center, 10 Bank Street and 1542 Third Avenue) acquired by us in 2013 for a period of 12 years with respect to First Stamford Place and for the later of (x) October 2021 or (y) the death of both Peter L. Malkin and Isabel W. Malkin who are 84 and 81 years old, respectively, for the three other properties, (ii) our failing to maintain until maturity the indebtedness secured by those properties or failing to use commercially reasonable efforts to refinance such indebtedness upon maturity in an amount equal to the principal balance of such indebtedness, or, if we are unable to refinance such indebtedness at its current principal amount, at the highest principal amount possible, or (iii) our failing to make available to any of these continuing investors the opportunity to guarantee, or otherwise bear the risk of loss, for U.S. federal income tax purposes, of their allocable share of $160 million of aggregate indebtedness meeting certain requirements, until such continuing investor owns less than the aggregate number of operating partnership units and shares of ESRT common stock equal to 50% of the aggregate number of such units and shares such continuing investor received in the formation transactions. In addition, in connection with our and ESRT's sale of a 9.9% fully diluted interest in us to Q REIT Holding LLC, a Qatar Financial Centre limited liability company and a wholly owned subsidiary of the Qatar Investment Authority, a governmental authority of the State of Qatar ("QREIT", and together with any eligible transferee, "QIA") in August 2016, ESRT agreed, subject to certain minimum thresholds and conditions, to indemnify QIA for certain applicable U.S. federal and state taxes payable by QIA in connection with any dividends ESRT pays that are attributable to capital gains from the sale or exchange of any U.S. real property interests. If ESRT were to trigger the tax indemnification obligations under this agreement, we would be required to pay damages for the resulting tax consequences to the Malkin Group, the additional third party investor in Metro Center or QIA, as applicable, and we have acknowledged that a calculation of damages with respect to the tax protection agreement with the Malkin Group and the additional third party investor in Metro Center will not be based on the time value of money or the time remaining within the restricted period. Moreover, these obligations may restrict our and ESRT's ability to engage in a strategic transaction, require us to maintain more or different indebtedness than we would otherwise require for our business, and/or inhibit our selling or disposing of a property that might otherwise be in the best interest of the securityholders to do so.

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
Our debt instruments, consisting of mortgage loans secured by our properties (which are generally non-recourse to us), ground leases, our senior unsecured debt and our unsecured revolving credit and term loan facility, contain customary covenants requiring us to maintain insurance, including terrorism insurance. While we do not believe it will be likely, there can be no assurance that the lenders or ground lessors under these instruments will not take the position that a total or partial exclusion from “all-risk” insurance coverage for losses due to terrorist acts is a breach of these debt and ground lease instruments that allows the lenders or ground lessors to declare an event of default and accelerate repayment of debt or recapture of ground lease positions for those properties in our portfolio which are not insured against terrorist events. In addition, if lenders insist on full coverage for these risks and prevail in asserting that we are required to maintain such coverage, it could result in substantially higher insurance premiums.
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

During 2017, the U.S. Federal Reserve raised the target range for the federal funds rate to a range from 0.75 to 1.50 percent, which followed a quarter-point raise in December 2016 from 0.50 to 0.75. These decisions ended the low-interest-rate policy that has been in effect for the last seven years. The targeted federal funds rate increase will likely result in an increase in market interest rates, which may increase our interest expense under our unhedged variable-rate borrowings and the costs of refinancing existing indebtedness or obtaining new debt. In addition, increases in market interest rates may result in a decrease in the value of our real estate and a decrease in the market price of ESRT's common stock and our securities. Increases in market interest rates may also adversely affect the securities markets generally, which could reduce the market price of ESRT's common stock and the price of our securities without regard to our operating performance. Any such unfavorable changes to our borrowing costs and the price of our securities could significantly impact our ability to raise new debt and equity capital going forward.
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
Even if ESRT qualifies as a REIT for U.S. federal income tax purposes, we will be required to pay state and local taxes on our properties. From time to time changes in state and local tax laws or regulations are enacted, which may result in an increase in our tax liability. A shortfall in tax revenues for states and municipalities in which we operate may lead to an increase in the frequency and size of such changes. In particular, the federal government has recently limited the ability of individuals to deduct state and local taxes on their federal tax returns, potentially leading many high-tax states to make significant changes to their own state and local tax laws. If such changes occur, we may be required to pay additional taxes on our assets or income. These increased tax costs could adversely affect our financial condition and results of operations and the amount of cash available for the payment of dividends and distributions to our securityholders.
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
In the future we or ESRT may become subject to litigation, including claims relating to our operations, offerings, and otherwise in the ordinary course of business. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which are not, or cannot be, insured against. We generally intend to defend ourselves vigorously; however, we cannot be certain of the ultimate outcomes of any claims that may arise in the future. Resolution of these types of matters against us or ESRT may result in our having to pay significant fines, judgments, or settlements, which, if uninsured, or if the fines, judgments, and settlements exceed insured levels, could adversely impact our earnings and cash flows, thereby having an adverse effect on our financial condition, results of operations, cash flow and per share/unit trading price of ESRT's Class A common stock and our traded OP units. Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could adversely impact our results of operations and cash flows, expose us to increased risks that would be uninsured, and/or adversely impact ESRT's ability to attract officers and directors. There is currently arbitration pending. We may incur costs for these proceedings. Please see Note 8 “Commitments and Contingencies” to the financial statements of this Annual Report in Form 10-K for a further description.
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

As of December 31, 2017, we employed 831 employees. There are currently collective bargaining agreements which cover 582 employees, or 70% of our workforce, that service all of our office properties. We have not experienced a strike or work stoppage at any of our properties and in the opinion of management overall employee relations are good and no labor stoppages are anticipated. Our inability to negotiate acceptable contracts with any of these unions as existing agreements expire could result in strikes or work stoppages by the affected workers. If our unionized employees were to engage in a strike or other work stoppage, we could experience a significant disruption of our operations, which could adversely affect our business, financial condition and results of operations. In the event of a work stoppage for any extended period of time, we would likely seek to engage temporary workers to provide tenant services, which would result in increased operating costs.
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
As a result of the unrealized built-in gain attributable to a property at the time of contribution, some holders of operating partnership units, including Anthony E. Malkin and Peter L. Malkin, may suffer different and more adverse tax consequences than other holders of operating partnership units upon the sale or refinancing of the properties owned by us, including disproportionately greater allocations of items of taxable income and gain upon a realization event. As those holders will not receive a correspondingly greater distribution of cash proceeds, they may have different objectives regarding the appropriate pricing, timing and other material terms of any sale or refinancing of certain properties, or whether to sell or refinance such properties at all. As a result, the effect of certain transactions on Anthony E. Malkin and Peter L. Malkin may influence their decisions affecting these properties and may cause such members of ESRT senior management team to attempt to delay, defer or prevent a transaction that might otherwise be in the best interests of our other securityholders. In connection with the formation transactions, we and ESRT entered into a tax protection agreement with Anthony E. Malkin and Peter L. Malkin pursuant to which we have agreed to indemnify the Malkin Group and one additional third party investor in Metro Center (who was one of the original landowners and was involved in the development of the property) against certain tax liabilities if those tax liabilities result from (i) our sale, transfer, conveyance, or other taxable disposition of four specified properties (First Stamford Place, Metro Center, 10 Bank Street and 1542 Third Avenue) acquired by us in the consolidation for a period of 12 years from the consolidation in 2013 with respect to First Stamford Place and for the later of (x) eight years from the consolidation in 2013 or (y) the death of both Peter L. Malkin and Isabel W. Malkin who are 84 and 81 years old, respectively, for the three other properties, (ii) our failing to maintain until maturity the indebtedness secured by those properties or failing to use commercially reasonable efforts to refinance such indebtedness upon maturity in an amount equal to the principal balance of such indebtedness, or, if we are unable to refinance such indebtedness at its current principal amount, at the highest principal amount possible, or (iii) our failing to make available to any of these continuing investors the opportunity to guarantee, or otherwise bear the risk of loss, for U.S. federal income tax purposes, of their allocable share of $160 million of aggregate indebtedness meeting certain requirements, until such continuing investor owns less than the aggregate number of operating partnership units and shares of ESRT common stock equal to 50% of the aggregate number of such units and shares such continuing investor received in the formation transactions. As a result of entering into the tax protection agreement, Anthony E. Malkin and Peter L. Malkin may have an incentive to cause us to enter into transactions from which they may personally benefit.
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
In order for ESRT to qualify as a REIT no more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year, and at least 100 persons must beneficially own its stock during at least 335 days of a taxable year of 12 months, or during a proportionate portion of a shorter taxable year. “Individuals” for this purpose include natural persons, private foundations, some employee benefit plans and trusts and some charitable trusts. To assist ESRT in complying with these limitations, among other purposes, ESRT’s charter generally prohibits any person from directly or indirectly owning more than 9.8% in value or number of shares, whichever is more restrictive, of the outstanding shares of ESRT’s capital stock or more than 9.8% in value or number of shares, whichever is more restrictive, of the outstanding shares of ESRT’s common stock. These ownership limitations could have the effect of discouraging a takeover or other transaction in which holders of ESRT’s common stock might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests. ESRT has entered into a waiver of the 9.8% ownership limit with an institutional investor to permit this investor to own up to 15% of the outstanding shares of ESRT's Class A common stock, as well as an additional waiver to permit affiliates of QIA to own an aggregate amount of Class A common stock equal to up to a 9.9% fully diluted economic interest in ESRT (inclusive of all outstanding common OP units and LTIP units), which currently equals approximately 18.5% of ESRT's outstanding Class A common stock.
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
As of December 31, 2017, Anthony E. Malkin, ESRT’s Chairman and Chief Executive Officer, together with the Malkin Group, has the right to vote 40,859,706 shares of ESRT’s common stock, which represents approximately 19.2% of the voting power of ESRT’s outstanding common stock. Consequently, Mr. Malkin has the ability to influence the outcome of matters presented to ESRT securityholders, including the election of ESRT’s board of directors and approval of significant corporate transactions, including business combinations, consolidations and mergers and the determination of ESRT’s day-to-day corporate and management policies.

As of December 31, 2017, QIA had a 9.9% fully diluted interest in us, which represented 18.5% of the outstanding ESRT Class A common stock. Pursuant to the terms of ESRT's stockholders agreement with QIA, QIA generally has the right (but not the obligation) to maintain its fully diluted economic interest in ESRT by purchasing additional shares of ESRT's Class A common stock when ESRT or we issue additional common equity securities from time to time. While QIA has agreed to limit its voting power on all matters presented to ESRT's securityholders to no more than 9.9% of total number of votes entitled to be cast, QIA has also agreed to vote its shares in favor of the election of all director nominees recommended by ESRT's board of directors.
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
We or ESRT cannot predict whether future issuances of shares of ESRT's common stock or our operating partnership units or the availability of shares for resale in the open market will decrease the market price per share/unit of ESRT's common stock and traded OP units. In August 2016, ESRT entered into a registration rights agreement with QIA in connection with its purchase of 29,610,854 shares of ESRT Class A common stock, which required ESRT to use commercially reasonable efforts to file with the Securities and Exchange Commission within 180 days following the closing of the sale, a resale shelf registration statement providing for the resale of QIA’s shares. ESRT filed the resale shelf registration statement with the SEC on February 2, 2017 and renewed it on August 3, 2017. Subsequently, QIA is entitled to cause ESRT to include in the registration statement such additional shares of ESRT's Class A common stock as QIA may acquire from time to time, up to a 9.9% fully diluted interest in ESRT. We and ESRT will bear the costs of registering the securities subject to the registration rights agreement, and once these shares are registered, they will be freely tradable, subject to any applicable lock-up agreements. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of ESRT's common stock and our traded OP units and could impair ESRT's and our ability to raise additional capital through the sale of equity securities in the future. In particular, as of December 31, 2017, QIA owns approximately 18.5% of the outstanding shares of ESRT's Class A common stock. If QIA decides to sell all or a substantial portion of its shares, it could have a material adverse impact on the market price of ESRT's common stock and our traded OP units.
Future issuances of debt securities or preferred units and future issuances of equity securities (including operating partnership units), may materially and adversely affect the market price of shares of ESRT's Class A common stock and traded OP units.
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
Our balance sheet includes goodwill of approximately $491.5 million at December 31, 2017. These assets consist primarily of goodwill associated with our acquisition of the controlling interest in Empire State Building Company L.L.C. and 501 Seventh Avenue Associates L.L.C. We also expect to engage in additional acquisitions, which may result in our recognition of additional goodwill. Under accounting standards goodwill is not amortized. On an annual basis and whenever events or changes in circumstances indicate the carrying value or goodwill may be impaired, we are required to assess whether there have been impairments in the carrying value of goodwill. If the carrying value of the asset is determined to be impaired, then it is written down to fair value by a charge to operating earnings. An impairment of goodwill could have a material adverse effect on our business, financial condition and results of operations.
Legislation modifies the rules applicable to partnership tax audits.
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
We believe that we qualify as a partnership for U.S. federal income tax purposes. Assuming that we qualify as a partnership for U.S. federal income tax purposes, we are generally not subject to U.S. federal income tax on our income. Instead, each of our securityholders, including ESRT, is required to include in income its allocable share of our income. We are treated as publicly traded partnership under the Code, and accordingly we will be treated as a corporation for U.S. federal income tax purposes unless we meet certain requirements. In particular, in order to qualify as a partnership for U.S federal income tax purposes, at least 90% of our gross income must be derived from certain specified sources of qualifying income, which generally includes income treated as qualifying rental income for purposes of the REIT gross income tests and other income from passive sources. We believe that we satisfy this test. No assurance can be provided, however, that the IRS will not challenge our status as a partnership for U.S. federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating us as a corporation for U.S. federal income tax purposes, we would be subject to U.S. federal, state and local corporate income tax, which would significantly reduce the amount of cash available to satisfy obligations to make principal and interest payments on our debt and to make distribution to our securityholders, and the tax consequences of holding our operating partnership units could be adversely affected. In addition, ESRT would cease to qualify as a REIT.
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
Your ability to utilize any tax losses or deductions generated by us may be limited under the “at risk” limitation in Section 465 of the Code, the passive activity loss limitation in Section 469 of the Code, the basis limitation of Section 704(d) of the Code, the suspension of miscellaneous itemized deductions in Section 67 of the Code, the limitation on excess business losses in Section 461 of the Code, and/or other provisions of the Code. These limitations may, among other things, prevent a holder from utilizing allocations of loss and deduction from us against income from other sources. The passive activity loss rules are applied separately with respect to items of income and loss of each publicly traded partnership held by a holder. Furthermore, your ability to utilize certain specific items of deduction may be limited under certain provisions of the Code. The application of these limitations depends on the exact nature of our current and future operations and the individual tax positions of such holders. Holders of operating partnership units should consult with their tax advisor regarding the potential application of these provisions.
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
In order for ESRT to qualify as a REIT, it must distribute to its securityholders, on an annual basis, at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains. In addition, ESRT will be subject to U.S. federal income tax at the generally applicable corporate tax rate to the extent that it distributes less than 100% of its net taxable income (including net capital gains) and will be subject to a 4% nondeductible excise tax on the amount by which its distributions in any calendar year are less than a minimum amount specified under U.S. federal income tax laws. Our partnership agreement provides that we will make sufficient distributions to ESRT to enable it to satisfy these distribution requirements and to avoid U.S. federal corporate income tax and the 4% excise tax.
Our taxable income may exceed our net income as determined by GAAP because, for example, realized capital losses will be deducted in determining our GAAP net income, but may not be deductible in computing our taxable income. In addition, we may incur nondeductible capital expenditures or be required to make debt or amortization payments or the effect of limitations on interest (subject to an exception for an electing real property trade or business) and net operating loss deductibility under the TCJA (as defined below) could cause our taxable income to exceed our net income as determined by GAAP. As a result of the foregoing, we may generate less cash flow than taxable income in a particular year. As a result, we may be required to use cash reserves, incur debt or liquidate assets at rates or times that we regard as unfavorable in order to allow ESRT to satisfy the REIT 90% distribution requirement and to avoid U.S. federal income tax and the 4% nondeductible excise tax in that year.
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
Pursuant to the formation transactions, Malkin Properties of Connecticut, Inc., a Connecticut corporation, or Malkin Properties CT, and Malkin Construction Corp., a Connecticut corporation, or Malkin Construction merged with and into a subsidiary of ESRT, with the subsidiary surviving, in a transaction that was intended to be treated as a reorganization under the

Code, and which subsidiary was subsequently contributed to us. Each of Malkin Properties CT and Malkin Construction had previously elected to be treated as an S Corporation for U.S. federal income tax purposes under Section 1361 of the Code with respect to periods preceding our formation transactions. If either of Malkin Properties CT or Malkin Construction had failed to qualify as an S corporation with respect to periods preceding our formation transaction, we could have assumed material U.S. federal income tax liabilities in connection with the formation transactions and/or may be subject to certain other adverse tax consequences. No rulings from the IRS were requested and no opinions of counsel were rendered regarding the U.S. federal income tax treatment of any of Malkin Properties CT or Malkin Construction with respect to periods preceding our formation transactions. Accordingly, no assurance can be given that Malkin Properties CT or Malkin Construction qualified as an S corporation for U.S. federal income tax purposes during such periods, or that these entities did not have any other tax liabilities. In addition, the supervisor merged with a subsidiary of us in the formation transactions, and as a result, we may have inherited any liabilities, including any tax liabilities, of the supervisor.
Prospective investors are urged to consult with their tax advisors regarding the effects of recently enacted tax legislation and other legislative, regulatory and administrative developments.
On December 22, 2017, President Trump signed into law H.R. 1, informally titled the Tax Cuts and Jobs Act (the “TCJA”). The TCJA makes major changes to the Code, including a number of provisions of the Code that affect the taxation of REITs and their shareholders. Among the changes made by the TCJA are permanently reducing the generally applicable corporate tax rate, generally reducing the tax rate applicable to individuals and other noncorporate taxpayers for tax years beginning after December 31, 2017 and before January 1, 2026, eliminating or modifying certain previously allowed deductions (including substantially limiting interest deductibility and, for individuals, the deduction for non-business state and local taxes), and, for taxable years beginning after December 31, 2017 and before January 1, 2026, providing for preferential rates of taxation through a deduction of up to 20% (subject to certain limitations) on most ordinary REIT dividends, allocations of income from certain publicly-traded partnerships (including us) and certain trade or business income of non-corporate taxpayers. The TCJA also imposes new limitations on the deduction of net operating losses, which may result in our having to make additional taxable distributions to our shareholders in order to comply with REIT distribution requirements or avoid taxes on retained income and gains. The effect of the significant changes made by the TCJA is highly uncertain, and administrative guidance will be required in order to fully evaluate the effect of many provisions. The effect of any technical corrections with respect to the TCJA could have an adverse effect on us or our shareholders. Investors should consult their tax advisors regarding the implications of the TCJA on their investment in our interests.

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

As a result, we may be required to borrow funds in order to pay additional dividends or taxes, and the payment of such taxes could cause us to have less cash available to distribute to our stockholders. In addition, if a Section 1031 Exchange were later to be determined to be taxable, we may be required to amend our tax returns for the applicable year in question, including any information reports we sent our stockholders. Moreover, it is possible that legislation could be enacted that could modify or repeal the laws with respect to Section 1031 Exchanges, which could make it more difficult or impossible for us to dispose of properties on a tax deferred basis.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As of December 31, 2017, we did not have any unresolved comments with the staff of the SEC.

ITEM 2. PROPERTIES

Our Portfolio Summary
As of December 31, 2017, our portfolio consisted of 14 office properties and six standalone retail properties totaling approximately 10.1 million rentable square feet and was approximately 89.6% occupied, yielding approximately $518.6 million of annualized rent. Giving effect to leases signed but not yet commenced, our portfolio was approximately 92.2% leased as of December 31, 2017. In addition, we owned entitled land that will support the development of an approximately 380,000 rentable square foot office building and garage (Metro Tower) at the Stamford Transportation Center in Stamford, Connecticut, adjacent to one of our office properties. The table below presents an overview of our portfolio as of December 31, 2017.

					Annualized
		Rentable			Rent per
		Square	Percent	Annualized	Occupied	Number of
Property Name	Location or Sub-Market	Feet (1)	Occupied (2)	Rent (3)	Square Foot (4)	Leases (5)
Manhattan Office Properties - Office
The Empire State Building (6)	Penn Station -Times Sq. South	2,711,465	94.1%	$140,996,124	$55.27	188
One Grand Central Place	Grand Central	1,246,187	89.2%	62,246,491	56.01	228
1400 Broadway (7)	Penn Station -Times Sq. South	908,332	86.9%	37,169,648	47.07	43
111 West 33rd Street (8)	Penn Station -Times Sq. South	638,297	69.3%	24,658,939	55.76	17
250 West 57th Street	Columbus Circle - West Side	478,243	70.3%	18,891,142	56.15	80
501 Seventh Avenue	Penn Station -Times Sq. South	460,081	95.5%	19,196,258	43.71	29
1359 Broadway	Penn Station -Times Sq. South	455,627	97.0%	22,564,538	51.08	37
1350 Broadway (9)	Penn Station -Times Sq. South	372,672	88.0%	18,122,833	55.24	63
1333 Broadway	Penn Station -Times Sq. South	292,629	100.0%	14,535,547	49.67	11
Manhattan Office Properties - Office		7,563,533	89.0%	358,381,520	53.23	696

Manhattan Office Properties - Retail
The Empire State Building (10)	Penn Station -Times Sq. South	104,163	81.7%	13,871,594	163.07	15
One Grand Central Place	Grand Central	69,029	79.1%	6,153,613	112.71	14
1400 Broadway (7)	Penn Station -Times Sq. South	21,073	72.8%	1,982,677	129.27	7
112 West 34th Street (8)	Penn Station -Times Sq. South	90,132	100.0%	22,405,461	248.58	4
250 West 57th Street	Columbus Circle - West Side	61,422	79.7%	8,039,729	164.20	8
501 Seventh Avenue	Penn Station -Times Sq. South	35,558	88.3%	1,973,082	62.83	9
1359 Broadway	Penn Station -Times Sq. South	27,243	100.0%	2,186,054	80.24	6
1350 Broadway	Penn Station -Times Sq. South	31,774	100.0%	6,764,180	212.88	6
1333 Broadway	Penn Station -Times Sq. South	67,001	100.0%	8,682,963	129.59	4
Manhattan Office Properties - Retail		507,395	89.0%	72,059,353	159.59	73
Sub-Total/Weighted Average Manhattan Office Properties - Office and Retail		8,070,928	89.0%	430,440,873	59.92	769

Greater New York Metropolitan Area Office Properties
First Stamford Place (11)	Stamford, CT	793,142	92.7%	31,303,108	42.56	55
Metro Center	Stamford, CT	285,258	88.4%	14,316,027	56.75	28
383 Main Street	Norwalk, CT	262,639	89.4%	7,613,636	32.41	21
500 Mamaroneck Avenue	Harrison, NY	294,570	88.1%	7,382,500	28.46	34
10 Bank Street	White Plains, NY	232,361	95.6%	7,933,195	35.71	36
Sub-Total/Weighted Average Greater New York Metropolitan Office Properties		1,867,970	91.2%	68,548,466	40.22	174

Standalone Retail Properties
10 Union Square	Union Square	58,007	98.0%	6,380,729	112.29	12
1542 Third Avenue	Upper East Side	56,250	100.0%	3,802,424	67.60	4
1010 Third Avenue	Upper East Side	44,662	100.0%	3,738,322	83.70	2
77 West 55th Street	Midtown	25,388	100.0%	2,637,533	103.89	3
69-97 Main Street	Westport, CT	17,103	100.0%	2,330,849	136.28	5
103-107 Main Street	Westport, CT	4,330	100.0%	715,852	165.32	1
Sub-Total/Weighted Average Standalone Retail Properties		205,740	99.4%	19,605,709	95.84	27
Portfolio Total		10,144,638	89.6%	$518,595,048	$57.03	970

Total/Weighted Average Office Properties		9,431,503	89.5%	$426,929,986	$50.60	870
Total/Weighted Average Retail Properties (12)		713,135	92.0%	91,665,062	139.72	100
Portfolio Total		10,144,638	89.6%	$518,595,048	$57.03	970

(1)	Excludes (i) 154,797 square feet of space across our portfolio attributable to building management use and tenant amenities and (ii) 69,789 square feet of space attributable to our observatory.

(2)	Based on leases signed and commenced as of December 31, 2017 and calculated as (i) rentable square feet less available square feet divided by (ii) rentable square feet.

(3)	Represents annualized base rent and current reimbursement for operating expenses and real estate taxes.

(4)	Represents annualized rent under leases commenced as of December 31, 2017 divided by occupied square feet.

(5)
Represents the number of leases at each property or on a portfolio basis. If a tenant has more than one lease, whether or not at the same property, but with different expirations, the number of leases is calculated equal to the number of leases with different expirations.

(6)	Includes 70,426 rentable square feet of space leased by our broadcasting tenants.

(7)	Denotes a ground leasehold interest in the property with a remaining term, including unilateral extension rights available to the Company, of approximately 46 years (expiring December 31, 2063).

(8)	Denotes a ground leasehold interest in the property with a remaining term, including unilateral extension rights available to the Company, of approximately 60 years (expiring May 31, 2077).

(9)	Denotes a ground leasehold interest in the property with a remaining term, including unilateral extension rights available to us, of approximately 33 years (expiring July 31, 2050).

(10)	Includes 5,300 rentable square feet of space leased by WDFG North America, a licensee of our observatory.

(11)	First Stamford Place consists of three buildings.

(12)	Includes 507,395 rentable square feet of retail space in our Manhattan office properties.

Tenant Diversification
As of December 31, 2017, our office and retail portfolios were leased to a diverse tenant base consisting of approximately 970 leases. Our tenants represent a broad array of industries as follows:

Diversification by Industry	Percent (1)
Arts and entertainment	0.8%
Broadcast	2.0%
Consumer goods	21.8%
Finance, insurance, real estate	16.4%
Government entity	1.8%
Healthcare	1.6%
Legal services	3.7%
Media and advertising	4.2%
Non-profit	4.6%
Professional services (not including legal services)	10.9%
Retail	17.4%
Technology	8.6%
Others	6.2%
Total	100.0%

(1) Based on annualized rent.
The following table sets forth information regarding the 20 largest tenants in our portfolio based on annualized rent as of December 31, 2017.

			Weighted		Percent of
			Average	Total	Portfolio		Percent of
			Remaining	Occupied	Rentable		Portfolio
		Lease	Lease	Square	Square	Annualized	Annualized
Tenant	Property	Expiration (1)	Term (2)	Feet (3)	Feet (4)	Rent (5)	Rent (6)
Global Brands Group	ESB, 1333 B'Way, 111 West 33rd	Dec 2017-Oct. 2028	9.8 years	692,098	6.8%	$32,575,558	6.3%
Coty	Empire State Building	Jan. 2030	12.1 years	312,700	3.1%	15,941,278	3.1%
LinkedIn	Empire State Building	Feb. 2026	8.2 years	282,782	2.8%	15,031,208	2.9%
PVH Corp.	501 Seventh Avenue	Dec 2017-Oct. 2028	10.3 years	238,392	2.4%	10,510,640	2.0%
Sephora	112 West 34th Street	Jan. 2029	11.1 years	11,334	0.1%	10,445,512	2.0%
Li & Fung	1359 Broadway	Oct. 2021-Oct. 2027	6.3 years	149,436	1.5%	7,262,106	1.4%
Federal Deposit Insurance Corp.	Empire State Building	Jan. 2020	2.1 years	121,879	1.2%	7,013,460	1.4%
Urban Outfitters	1333 Broadway	Sept. 2029	11.8 years	56,730	0.6%	6,831,008	1.3%
Macy's	111 West 33rd Street	May 2030	12.4 years	131,117	1.3%	6,637,266	1.3%
Duane Reade/Walgreen's	ESB, 1350 B'Way, 250 West 57th	Feb. 2021-Sept. 2027	6.9 years	47,541	0.5%	6,281,730	1.2%
Legg Mason	First Stamford Place	Sept. 2024	6.8 years	137,583	1.4%	6,228,319	1.2%
Footlocker	112 West 34th Street	Sept. 2031	13.8 years	34,192	0.3%	6,224,766	1.2%
On Deck Capital	1400 Broadway	Dec. 2026	9.0 years	107,800	1.1%	5,821,720	1.1%
Shutterstock	Empire State Building	Apr. 2029	11.3 years	104,386	1.0%	5,589,650	1.1%
WDFG North America	Empire State Building	Dec. 2025	7.9 years	5,300	0.1%	5,516,399	1.1%
Thomson Reuters	Metro Center	Apr. 2018-Apr. 2020	1.8 years	91,921	0.9%	4,851,483	0.9%
Kohl's	1400 Broadway	May 2029	11.4 years	113,032	1.1%	4,834,319	0.9%
The Gap, Inc.	111 West 33rd Street	Jan. 2030	12.1 years	80,903	0.8%	4,611,471	0.9%
HNTB Corporation	Empire State Building	Feb. 2026	8.2 years	78,361	0.8%	4,592,963	0.9%
The Michael J. Fox Foundation	111West 33rd Street	Nov. 2029	11.9 years	75,959	0.7%	4,557,539	0.9%
Total				2,873,446	28.5%	$171,358,395	33.1%

(1)	Expiration dates are per lease and do not assume exercise of renewal or extension options. For tenants with more than two leases, the lease expiration is shown as a range.

(2)	Represents the weighted average lease term, based on annualized rent.

(3)	Based on leases signed and commenced as of December 31, 2017.

(4)	Represents the percentage of rentable square feet of our office and retail portfolios in the aggregate.

(5)	Represents annualized base rent and current reimbursement for operating expenses and real estate taxes.

(6)	Represents the percentage of annualized rent of our office and retail portfolios in the aggregate.

Lease Expirations
We expect to benefit from the re-leasing of 9.5%, or approximately 713,837 rentable square feet, of our Manhattan office leases expiring during 2018, which we generally believe are currently at below-market rates. During 2015, 2016 and 2017, we generally obtained higher base rents on new and renewed leases at our Manhattan office properties. These increased rents are partly due to an increase in the total rentable square footage of such space as a result of remeasurement and application of market loss factors to our space.

During the year ended December 31, 2017, we entered into new and renewed leases at our Manhattan office properties (excluding the retail component of these properties) representing approximately 865,251 rentable square feet. The last weighted average annualized fully escalated gross rent prior to the renewal or re-leasing of these leases was $43.70 per rentable square foot compared to $59.26 per rentable square foot based on the weighted average annualized contractual first monthly base rent (after free rent periods) for the new and renewed leases, representing a 35.6% increase in mark-to-market rent. During the year ended December 31, 2016, we entered into new and renewed leases at our Manhattan office properties representing approximately 724,417 rentable square feet. The last weighted average annualized fully escalated gross rent prior to the renewal or re-leasing of these leases was $41.36 per rentable square foot compared to $58.83 per rentable square foot based on the weighted average annualized contractual first monthly base rent (after free rent periods) for the new and renewed leases, representing a 42.2% increase in mark-to-market rent. During the year ended December 31, 2015, we entered into new and renewed leases at our Manhattan office properties representing approximately 958,704 rentable square feet. The last weighted average annualized fully escalated gross rent prior to the renewal or re-leasing of these leases was $38.27 per rentable square foot compared to $54.84 per rentable square foot based on the weighted average annualized contractual first monthly base rent (after free rent periods) for the new and renewed leases, representing a 43.3% increase in mark-to-market rent.

The following tables set forth a summary schedule of the lease expirations for leases in place as of December 31, 2017 plus available space for each of the ten calendar years beginning with the year ending December 31, 2018 at the properties in our portfolio. The information set forth in the table assumes that tenants exercise no renewal options and all early termination rights.

All properties

			Percent of
		Rentable	Portfolio			Annualized
	Number	Square	Rentable		Percent of	Rent Per
	of Leases	Feet	Square Feet	Annualized	Annualized	Rentable
Year of Lease Expiration	Expiring (1)	Expiring (2)	Expiring	Rent (3)	Rent	Square Foot
Available	—	791,669	7.8%	$—	—%	$—
Signed leases not commenced	18	260,054	2.6%	—	—%	—
2018	215	930,133	9.1%	48,650,067	9.4%	52.30
2019	136	715,545	7.1%	36,362,687	7.0%	50.82
2020	140	858,570	8.5%	46,895,729	9.0%	54.62
2021	93	680,449	6.7%	37,645,342	7.3%	55.32
2022	90	624,204	6.2%	37,277,999	7.2%	59.72
2023	57	568,622	5.6%	33,042,517	6.4%	58.11
2024	50	541,985	5.3%	30,754,134	5.9%	56.74
2025	48	352,233	3.5%	26,055,854	5.0%	73.97
2026	39	950,836	9.4%	51,223,509	9.9%	53.87
2027	38	534,905	5.3%	30,429,670	5.9%	56.89
Thereafter	64	2,335,433	22.9%	140,257,540	27.0%	60.06
Total	988	10,144,638	100.0%	$518,595,048	100.0%	$57.03

Manhattan Office Properties (4)

			Percent of
		Rentable	Portfolio			Annualized
	Number	Square	Rentable		Percent of	Rent Per
	of Leases	Feet	Square Feet	Annualized	Annualized	Rentable
Year of Lease Expiration	Expiring (1)	Expiring (2)	Expiring	Rent (3)	Rent	Square Foot
Available	—	595,051	7.9%	$—	—%	$—
Signed leases not commenced	13	235,900	3.1%	—	—%	—
2018	169	713,837	9.5%	38,366,459	10.7%	53.75
2019	107	468,407	6.2%	24,005,483	6.7%	51.25
2020	107	626,176	8.3%	34,393,770	9.6%	54.93
2021	56	442,320	5.8%	23,481,522	6.6%	53.09
2022	66	340,773	4.5%	19,608,532	5.5%	57.54
2023	41	417,611	5.5%	22,454,697	6.3%	53.77
2024	32	330,906	4.4%	16,923,168	4.7%	51.14
2025	28	203,223	2.7%	11,571,385	3.2%	56.94
2026	28	831,298	11.0%	45,293,409	12.6%	54.49
2027	24	382,903	5.1%	20,990,524	5.9%	54.82
Thereafter	38	1,975,128	26.0%	101,292,571	28.2%	51.28
Total	709	7,563,533	100.0%	$358,381,520	100.0%	$53.23

Greater New York Metropolitan Area Office Properties

			Percent of
		Rentable	Portfolio			Annualized
	Number	Square	Rentable		Percent of	Rent Per
	of Leases	Feet	Square Feet	Annualized	Annualized	Rentable
Year of Lease Expiration	Expiring (1)	Expiring (2)	Expiring	Rent (3)	Rent	Square Foot
Available	—	153,202	8.2%	$—	—%	$—
Signed leases not commenced	2	10,512	0.6%	—	—%	—
2018	38	190,383	10.1%	7,389,511	10.8%	38.81
2019	22	216,182	11.6%	8,057,664	11.8%	37.27
2020	24	203,761	10.9%	8,954,726	13.1%	43.97
2021	30	208,484	11.2%	9,214,763	13.4%	44.20
2022	15	223,135	11.9%	8,706,111	12.7%	39.02
2023	8	101,178	5.4%	4,743,694	6.9%	46.88
2024	6	182,660	9.8%	8,109,683	11.8%	44.40
2025	12	111,685	6.0%	3,752,189	5.5%	33.60
2026	3	49,187	2.6%	1,483,338	2.2%	30.16
2027	6	64,229	3.4%	2,300,672	3.4%	35.82
Thereafter	10	153,372	8.3%	5,836,115	8.4%	38.05
Total	176	1,867,970	100.0%	$68,548,466	100.0%	$40.22

Retail (5)

			Percent of
		Rentable	Portfolio			Annualized
	Number	Square	Rentable		Percent of	Rent Per
	of Leases	Feet	Square Feet	Annualized	Annualized	Rentable
Year of Lease Expiration	Expiring (1)	Expiring (2)	Expiring	Rent (3)	Rent	Square Foot
Available	—	43,416	6.1%	$—	—%	$—
Signed leases not commenced	3	13,642	1.9%	—	—%	—
2018	8	25,913	3.6%	2,894,097	3.1%	111.69
2019	7	30,956	4.3%	4,299,540	4.7%	138.89
2020	9	28,633	4.0%	3,547,233	3.9%	123.89
2021	7	29,645	4.2%	4,949,057	5.4%	166.94
2022	9	60,296	8.5%	8,963,356	9.8%	148.66
2023	8	49,833	7.0%	5,844,126	6.4%	117.27
2024	12	28,419	4.0%	5,721,283	6.2%	201.32
2025	8	37,325	5.2%	10,732,280	11.7%	287.54
2026	8	70,351	9.9%	4,446,762	4.9%	63.21
2027	8	87,773	12.3%	7,138,474	7.8%	81.33
Thereafter	16	206,933	29.0%	33,128,854	36.1%	160.09
Total	103	713,135	100.0%	$91,665,062	100.0%	$139.72

The Empire State Building (6)

			Percent of
		Rentable	Portfolio			Annualized
	Number	Square	Rentable		Percent of	Rent Per
	of Leases	Feet	Square Feet	Annualized	Annualized	Rentable
Year of Lease Expiration	Expiring (1)	Expiring (2)	Expiring	Rent (3) (7)	Rent	Square Foot
Available	—	142,984	5.3%	$—	—%	$—
Signed leases not commenced	2	17,252	0.6%	—	—%	—
2018	29	106,226	3.9%	6,367,608	4.6%	59.94
2019	18	65,866	2.4%	3,604,392	2.6%	54.72
2020	37	300,273	11.1%	17,579,126	12.5%	58.54
2021	17	117,943	4.3%	6,559,723	4.7%	55.62
2022	23	101,883	3.8%	6,297,008	4.5%	61.81
2023	12	72,766	2.7%	4,550,859	3.2%	62.54
2024	11	79,959	2.9%	4,885,156	3.5%	61.10
2025	6	57,433	2.1%	3,117,717	2.2%	54.28
2026	11	502,152	18.5%	28,149,072	20.0%	56.06
2027	4	16,613	0.6%	1,134,079	0.8%	68.26
Thereafter	20	1,130,115	41.8%	58,751,384	41.4%	51.99
Total	190	2,711,465	100.0%	$140,996,124	100.0%	$55.27

The Empire State Building Broadcasting Licenses and Leases

		Annualized		Percent of
	Annualized	Expense	Annualized	Annualized
Year of Lease Expiration	Base Rent (8)	Reimbursements	Rent (3)	Rent
2018	$3,311,225	$1,856,240	$5,167,465	26.7%
2019	212,240	48,119	260,359	1.3%
2020	1,470,154	365,505	1,835,659	9.5%
2021	55,685	109,560	165,245	0.9%
2022	1,088,769	283,605	1,372,374	7.1%
2023	82,480	24,060	106,540	0.5%
2024	45,894	66,959	112,853	0.6%
2025	1,638,975	262,762	1,901,737	9.8%
2026	768,750	153,634	922,384	4.8%
2027	750,000	106,814	856,814	4.4%
Thereafter	5,849,963	845,781	6,695,744	34.4%
Total	$15,274,135	$4,123,039	$19,397,174	100.0%

(1)	If a lease has two different expiration dates, it is considered to be two leases (for the purposes of lease count and square footage).

(2)	Excludes (i) 154,797 rentable square feet across our portfolio attributable to building management use and tenant amenities and (ii) 69,789 square feet of space attributable to our observatory.

(3)	Represents annualized base rent and current reimbursement for operating expenses and real estate taxes.

(4)	Excludes (i) retail space in our Manhattan office properties and (ii) the Empire State Building broadcasting licenses and observatory operations.

(5)	Includes an aggregate of 507,395 rentable square feet of retail space in our Manhattan office properties. Excludes the Empire State Building broadcasting licenses and observatory operations.

(6)	Excludes retail space, broadcasting licenses and observatory operations.

(7)
Includes approximately $8.4 million of annualized rent related to physical space occupied by broadcasting tenants for their broadcasting operations. Does not include license fees charges to broadcast tenants.

(8)	Represents license fees for the use of the Empire State Building mast and base rent for the physical space occupied by broadcasting tenants.
Undeveloped Properties
We own entitled land that will support the development of a 17-story, multi-tenanted commercial office building that is expected to comprise approximately 380,000 rentable square feet on 13 floors of office space, which we refer to as Metro Tower. The site is directly adjacent to Metro Center, one of our office properties, and the Stamford Transportation Center. All required zoning approvals have been obtained to allow for development of Metro Tower. We intend to develop this site when we deem the appropriate combination of local market and other conditions are in place.
Redevelopment and Repositioning

From 2002 through 2006, we gradually gained full control of the day-to-day management of our Manhattan office properties (with the estate of Leona M. Helmsley previously holding certain approval rights at some of these properties as a result of its interest in the entities owning the properties). Since then, we have been undertaking a comprehensive redevelopment and repositioning strategy of our Manhattan office properties that has included the physical improvement through upgrades and modernization of, and tenant upgrades in, such properties. Since we assumed full control of the day-to-day management of our Manhattan office properties beginning with One Grand Central Place in 2002, and through December 31, 2017, we have invested a total of approximately $802.0 million (excluding tenant improvement costs and leasing commissions) in our Manhattan office properties pursuant to this program. We intend to fund capital improvements through a combination of operating cash flow, cash on hand, and borrowings.

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

During the second quarter 2017, we commenced a multi-year capital project at the Empire State Building which we believe will improve convenience for office tenants and their visitors, increase the value of our 34th Street facing retail space, enhance the Observatory visitor experience, and increase Observatory revenue per capita.

In the first phase, we will relocate the present Observatory entrance, now located on Fifth Avenue, to a new, larger, separate, dedicated entrance for Observatory visitors at the western side of the Empire State Building on 34th Street. The new entrance will eliminate Observatory visitor flow into the Fifth Avenue lobby and streamline such visitor exit from that lobby, thereby reducing Observatory traffic in such lobby by more than 50% and improving Fifth Avenue access for our office tenants and their visitors. We believe the resulting new traffic pattern will increase the value of all of our 34th Street facing retail space and enhance office and Observatory convenience.

We anticipate that we will invest approximately $50 million annually over three years to complete all phases of this project. Expenditures, which began during the second quarter 2017, were $36.6 million for the year ended December 31, 2017. We do not expect any material disruption of Observatory operations or the visitor experience during the project. This investment is an outcome of continually looking at ways to innovate and enhance the office and retail tenant and visitor experience at the Empire State Building, and we believe it will create long-term value for shareholders.

ITEM 3. LEGAL PROCEEDINGS
Please see Note 8 “Commitments and Contingencies” to the financial statements of this Annual Report in Form 10-K for a description of such legal proceedings.

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
On February 22, 2018, the last sales price for our Series ES OP Units on the NYSE Arca was $17.58 per share. On February 22, 2018, the last sales price for our Series 60 OP Units on the NYSE Arca was $17.80 per share. On February 22, 2018, the last sales price for our Series 250 OP Units on the NYSE Arca was $17.75 per share.
The following table sets forth the high and low sales prices per unit of our traded OP Units reported on the NYSE Arca and the distributions declared and paid by us during the calendar quarters of 2017 and 2016:

	2017 Quarters
Series ES OP Units "ESBA"	First	Second	Third	Fourth
High	$21.86	$21.74	$21.25	$21.00
Low	$19.51	$19.55	$19.64	$19.82
Dividend per share	$0.105	$0.105	$0.105	$0.105

	2016 Quarters
	First	Second	Third	Fourth
High	$17.93	$19.65	$22.19	$20.88
Low	$13.97	$15.31	$18.57	$18.35
Dividend per share	$0.085	$0.105	$0.105	$0.105

	2017 Quarters
Series 250 OP Units "FISK"	First	Second	Third	Fourth
High	$21.70	$21.44	$20.95	$20.93
Low	$19.60	$20.00	$19.11	$19.84
Dividend per share	$0.105	$0.105	$0.105	$0.105

	2016 Quarters
	First	Second	Third	Fourth
High	$22.98	$19.63	$22.17	$20.74
Low	$14.56	$17.40	$15.56	$15.47
Dividend per share	$0.085	$0.105	$0.105	$0.105

	2017 Quarters
Series 60 OP Units "OGCP"	First	Second	Third	Fourth
High	$21.82	$21.50	$20.94	$20.90
Low	$14.77	$20.31	$19.49	$19.83
Dividend per share	$0.105	$0.105	$0.105	$0.105

	2016 Quarters
	First	Second	Third	Fourth
High	$17.83	$20.00	$21.99	$21.08
Low	$14.55	$17.34	$18.72	$17.87
Dividend per share	$0.085	$0.105	$0.105	$0.105
Holders
As of February 22, 2018, we had approximately 801 registered holders of Series PR OP Units, 1,879 registered holders of Series ES OP Units, 601 registered holders of Series 60 OP Units and 409 registered holders of Series 250 OP Units. Such information was obtained through our registrar and transfer agent. Certain shares and OP Units are held in "street" name and accordingly, the number of beneficial owners of such shares and OP Units is not known or included in the foregoing number.
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
Securities Authorized For Issuance Under Equity Compensation Plans
During 2013, we adopted our Empire State Realty Trust, Inc. Empire State Realty OP, L.P. 2013 Equity Incentive Plan, as amended and restated as of April 4, 2016 (the "Plan"). The Plan provides for grants of stock options, shares of restricted ESRT Class A common stock, dividend equivalent rights and other equity-based awards, including LTIP Units, up to an aggregate of 12.2 million shares of our common stock. For a further discussion of the Plan, see Note 9 to the consolidated financial statements included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

The following table presents certain information about our equity compensation plans as of December 31, 2017:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)

Plan Category
Equity compensation plans approved by securityholders	N/A	N/A	6,963,629
Equity compensation plans not approved by securityholders	—	—	—
Total	N/A	N/A	6,963,629

As of December 31, 2017, we issued 251,571 shares of restricted stock and 5,005,315 LTIP units under the Plan.

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

	The Company				The Predecessor
	Year Ended December 31,				October 7, through December 31, 2013	January 1, through October 6, 2013
(amounts in thousands, except per share data)	2017	2016	2015	2014
Operating Data
Total revenues	$712,468	$678,000	$657,634	$635,326	$127,583	$206,072
Operating expenses:
Property operating expenses	163,531	153,850	158,638	148,676	33,074	41,297
Ground rent expenses	9,326	9,326	9,326	5,339	398	—
General and administrative expenses	50,315	49,078	38,073	39,037	16,379	23,600
Observatory expenses	30,275	29,833	32,174	31,413	6,668	—
Construction expenses	—	—	3,222	38,596	5,468	19,821
Real estate taxes	102,466	96,061	93,165	82,131	17,191	24,331
Formation transaction expenses	—	—	—	—	—	4,507
Acquisition expenses	—	98	193	3,382	138,140	—
Depreciation and amortization	160,710	155,211	171,474	145,431	27,375	38,963
Total operating expenses	516,623	493,457	506,265	494,005	244,693	152,519
Operating income (loss)	195,845	184,543	151,369	141,321	(117,110)	53,553
Other income (expense):
Equity in net income of non-controlled entities	—	—	—	—	—	14,875
Interest expense	(68,473)	(70,595)	(65,743)	(62,685)	(13,147)	(50,660)
Loss on early extinguishment of debt	(2,157)	(552)	(1,749)	(3,771)	—	—
Loss from derivative financial instruments	(289)	—	—	—	—	—
Settlement expense	—	—	—	—	—	(55,000)
Gain on consolidation of non-controlled entities	—	—	—	—	322,563	—
Income (loss) before income taxes	124,926	113,396	83,877	74,865	192,306	(37,232)
Income tax (expense) benefit	(6,673)	(6,146)	(3,949)	(4,655)	1,125	—
Net income (loss)	118,253	107,250	79,928	70,210	193,431	(37,232)
Private perpetual preferred unit distributions	(936)	(936)	(936)	(476)	—	—
Net income attributable to common unitholders	$117,317	$106,314	$78,992	$69,734	$193,431	$(37,232)

Distribution declared and paid per unit	$0.42	$0.40	$0.34	$0.34	$0.0795
Net income per common unit - basic and diluted	$0.39	$0.38	$0.29	$0.27	$0.79
Total weighted average units - basic	296,455	276,848	265,914	254,506	244,420
Total weighted average units - diluted	298,049	277,568	265,914	254,506	244,420

Balance Sheet Data
Commercial real estate properties, at cost	$2,667,655	$2,458,629	$2,276,330	$2,139,863	$1,649,423
Total assets	$3,931,347	$3,890,953	$3,300,650	$3,283,497	$2,459,862
Debt	$1,688,721	$1,612,331	$1,632,416	$1,598.654	$1,191.913
Partners' capital	$1,977,737	$1,982,863	$1,372,686	$1,381,097	$1,003,185

Other Data
Funds from operations attributable to common stockholders and non-controlling interests (1)	$276,491	$260,519	$249,924	$214,849	$220,783	$7,432
Modified funds from operations attributable to common stockholders and non-controlling interests (2)	$284,322	$268,350	$257,755	$219,452	$221,181	$7,432

Core funds from operations attributable to common stockholders and non-controlling interests (3)	$286,925	$269,000	$257,677	$227,422	$41,793	$62,432
Net cash provided by (used in) operating activities	$191,455	$218,583	$203,187	$138,558	$(131,927)	$73,381
Net cash used in investing activities	$(224,605)	$(181,838)	$(142,316)	$(299,057)	$(620,307)	$(56,450)
Net cash provided by (used in) financing activities	$(56,877)	$470,941	$(59,918)	$145,488	$696,017	$48,530
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

(3)
Core FFO adds back to traditionally defined FFO the following items associated with our initial public offering, or IPO, and formation transactions: gain on consolidation of non-controlling entities, acquisition expenses, severance expenses and retirement equity compensation expenses. It also adds back private perpetual preferred exchange offering expenses, deferred tax asset write-off, acquisition expenses, loss on early extinguishment of debt, gain on settlement of lawsuit related to the Observatory, net of income taxes and ground lease amortization, construction severance expenses and acquisition break-up fee. We present Core FFO because we consider it an important supplemental measure of our operating performance in that it excludes items associated with the Offering and formation transactions. There can be no assurance that Core FFO presented by us is comparable to similarly titled measures of other REITs. Core FFO does not represent cash generated from operating activities and should not be considered as an alternative to net income (loss) determined in accordance with GAAP or to cash flow from operating activities determined in accordance with GAAP. Core FFO is not indicative of cash available to fund ongoing cash needs, including the ability to make cash distributions. For a reconciliation of Core FFO, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Core Funds from Operations."

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
•new office or observatory development in our market;
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
• our failure to obtain necessary outside financing, including our unsecured revolving credit and term loan facility;
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
The following discussion and analysis should be read in conjunction with "Selected Financial Data," and our consolidated financial statements as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015 and the notes related thereto which are included in this Annual Report on Form 10-K.

2017 Highlights

•	Achieved net income attributable to the Company of $117.3 million.

•	Core FFO was $286.9 million.

•	Occupancy and leased percentages at December 31, 2017:

•	Total portfolio was 89.6% occupied; including signed leases not commenced (“SLNC”), the total portfolio was 92.2% leased.

•	Manhattan office portfolio (excluding the retail component of these properties) was 89.0% occupied; including SLNC, the Manhattan office portfolio was 92.1% leased.

•	Retail portfolio was 92.0% occupied; including SLNC, the retail portfolio was 93.9% leased.

•	Empire State Building was 93.6% occupied; including SLNC, the Empire State Building was 94.2% leased.

•
Signed 167 leases, representing 1,293,700 rentable square feet across the total portfolio, achieving an 30.8% increase in mark-to-market rent over previously fully escalated rents on new, renewal, and expansion leases; 128 of these leases, representing 865,251 rentable square feet, were within the Manhattan office portfolio (excluding the retail component of these properties) achieving a 35.6% increase in mark-to-market rent over previously fully escalated rents on new, renewal and expansion leases.

•
Signed 12 leases, representing 95,360 rentable square feet within the Manhattan retail portfolio, achieving an 82.7% increase in mark-to-market rent over previously fully escalated rents on new, renewal, and expansion leases.

•
Signed 78 new leases representing 724,390 rentable square feet in 2017 for the Manhattan office portfolio (excluding the retail component of these properties), achieving an increase of 41.4% in mark-to-market rent over expired previously fully escalated rents.

•	Achieved Empire State Building Observatory revenue growth of 1.8% to $127.1 million from $124.8 million in 2016.

•
Realized lease termination fee income, included in other revenues and fees, of $13.6 million or approximately $0.045 per fully diluted share, which was partially offset by the write off of associated straight line rent receivables associated with the terminated leases of $1.4 million or approximately $0.005 per fully diluted share.

•
Amended and restated the Company’s $1.1 billion undrawn, unsecured revolving credit facility and $265 million term loan, which extended the revolving credit facility maturity, lowered the borrowing costs and added flexibility to the financial covenants.

•	Refinanced all $336 million of 2017 mortgage maturities with $315 million in new long term fixed rate mortgages with a lower weighted average interest rate.

•
Entered into an agreement to issue and sell an aggregate principal amount of $450 million of senior unsecured notes in a private placement, of which $115 million was sold and purchased in December 2017 and $335 million will be sold and purchased in March 2018.

•	Declared and paid aggregate dividends of $0.42 per share during 2017.
As of December 31, 2017, our total portfolio contained 10.1 million rentable square feet of office and retail space. We owned 14 office properties (including three long-term ground leasehold interests) encompassing approximately 9.4 million rentable square feet of office space. Nine of these properties are located in the midtown Manhattan market and aggregate approximately 7.6 million rentable square feet of office space, including the Empire State Building. Our Manhattan office properties also contain an aggregate of 507,395 rentable square feet of premier retail space on their ground floor and/or contiguous levels. Our remaining five office properties are located in Fairfield County, Connecticut and Westchester County, New York, encompassing in the aggregate approximately 1.9 million rentable square feet. The majority of square footage for these five properties is located in densely populated metropolitan communities with immediate access to mass transportation. Additionally, we have entitled land at the Stamford Transportation Center in Stamford, Connecticut, adjacent to one of our office properties, that will support the development of an approximately 380,000 rentable square foot office building and garage, which we refer to herein as Metro Tower. As of December 31, 2017, our portfolio included four standalone retail properties located in Manhattan and two standalone retail properties located in the city center of Westport, Connecticut, encompassing 205,740 rentable square feet in the aggregate.
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
The components of the Empire State Building revenue are as follows (dollars in thousands):

	Year Ended December 31,
	2017		2016
Office leases	$127,389	40.5%	$120,082	39.1%
Retail leases	7,932	2.5%	9,313	3.0%
Tenant reimbursements & other income	26,541	8.5%	24,153	7.9%
Observatory operations	127,118	40.4%	124,814	40.6%
Broadcasting licenses and leases	25,538	8.1%	28,905	9.4%
Total	$314,518	100.0%	$307,267	100.0%
We have been undertaking a comprehensive redevelopment and repositioning strategy of our Manhattan office properties. This strategy is designed to improve the overall value and attractiveness of our properties and has: contributed significantly to our tenant repositioning efforts, which seek to increase our occupancy; raise our rental rates; increase our rentable square feet; increase our aggregate rental revenue; lengthen our average lease term; increase our average lease size; and improve our tenant credit quality. These improvements include: restored, renovated and upgraded or new lobbies; elevator modernization; renovated public areas and bathrooms; refurbished or new windows; upgrade and standardization of retail storefront and signage; façade restorations; modernization of building-wide systems; and enhanced tenant amenities. We have also aggregated smaller spaces in order to offer larger blocks of office space, including multiple floors, that are attractive to larger, higher credit-quality tenants and to offer new, pre-built suites with improved layouts. This strategy has shown what we believe to be attractive results to date, and we believe has the potential to improve our operating margins and cash flows in the future. We believe we will continue to enhance our tenant base and improve rents as our pre-redevelopment leases continue to expire and be re-leased. From 2002 through December 31, 2017, we have invested a total of approximately $802.0 million (excluding tenant improvement costs and leasing commissions) in our Manhattan office properties pursuant to this program. We are in the process of substantially completing the redevelopment and repositioning program as originally contemplated. We intend to fund these capital improvements through a combination of operating cash flow, cash on hand and borrowings.
During the second quarter 2017, we commenced a multi-year capital project at the Empire State Building which we believe will improve convenience for office tenants and their visitors, increase the value of our 34th Street facing retail space, enhance the Observatory visitor experience, and increase Observatory revenue per capita.

In the first phase, we will relocate the present Observatory entrance, now located on Fifth Avenue, to a new, larger, separate, dedicated entrance for Observatory visitors at the western side of the Empire State Building on 34th Street. The new entrance will eliminate Observatory visitor flow into the Fifth Avenue lobby and streamline such visitor exit from that lobby, thereby reducing Observatory traffic in such lobby by more than 50% and improving Fifth Avenue access for our office tenants and their visitors. We believe the resulting new traffic pattern will increase the value of all of our 34th Street facing retail space and enhance office and Observatory convenience.

We anticipate that we will invest approximately $50 million annually over three years to complete all phases of this project. Expenditures, which began during the second quarter 2017, were $36.6 million for the year ended December 31, 2017. We do not expect any material disruption of Observatory operations or the visitor experience during the project. This investment is an outcome of continually looking at ways to innovate and enhance the office and retail tenant and visitor experience at the Empire State Building, and we believe it will create long-term value for shareholders.
As of December 31, 2017, excluding principal amortization, we have approximately $262.2 million of debt maturing in 2018 and approximately $250.0 million of debt maturing in 2019, and we have total debt outstanding of approximately $1.7 billion, with a weighted average interest rate of 4.05% (excluding premiums and discount) and a weighted average maturity of 6.2 years and 100.0% of which is fixed-rate indebtedness. As of December 31, 2017, we had cash and cash equivalents of $464.3 million. Our consolidated net debt to total market capitalization was approximately 16.6% as of December 31, 2017.
As of March 27, 2015, we no longer solicited new business for our construction management business. We have since completed all projects that were in progress and closed that business.

Results of Operations
Overview
The discussion below relates to the financial condition and results of operations for the years ended December 31, 2017, 2016, and 2015.
Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016
The following table summarizes the historical results of operations for the years ended December 31, 2017 and 2016 (amounts in thousands):

	Years Ended December 31,
	2017	2016	Change	%
Revenues:
Rental revenue	$483,944	$460,653	$23,291	5.1%
Tenant expense reimbursement	73,679	73,459	220	0.3%
Observatory revenue	127,118	124,814	2,304	1.8%
Third-party management and other fees	1,400	1,766	(366)	(20.7)%
Other revenues and fees	26,327	17,308	9,019	52.1%
Total revenues	712,468	678,000	34,468	5.1%
Operating expenses:
Property operating expenses	163,531	153,850	9,681	6.3%
Ground rent expenses	9,326	9,326	—	—%
General and administrative expenses	50,315	49,078	1,237	2.5%
Observatory expenses	30,275	29,833	442	1.5%
Real estate taxes	102,466	96,061	6,405	6.7%
Acquisition expenses	—	98	(98)	(100.0)%
Depreciation and amortization	160,710	155,211	5,499	3.5%
Total operating expenses	516,623	493,457	23,166	4.7%
Operating (loss) income	195,845	184,543	11,302	6.1%
Interest expense	(68,473)	(70,595)	2,122	(3.0)%
Loss on early extinguishment of debt	(2,157)	(552)	(1,605)	290.8%
Loss from derivative financial instruments	(289)	—	(289)	—%
Income before income taxes	124,926	113,396	11,530	10.2%
Income tax expense	(6,673)	(6,146)	(527)	8.6%
Net income	118,253	107,250	11,003	10.3%
Private perpetual preferred unit distributions	(936)	(936)	—	—%
Net income attributable to common unit holders	$117,317	$106,314	$11,003	10.3%

Rental Revenue
The increase in rental income was primarily attributable to increased rental rates and higher occupancy.
Tenant Expense Reimbursement
Tenant expense reimbursements were consistent with 2016.
Observatory Revenue
Observatory revenues were higher primarily due to an improvement in our ticket mix and higher per person average ticket price. The increase was partially offset by an increased number of bad weather days.
Third-Party Management and Other Fees
The decrease reflects lower management fee income due to the wind-down of activities in certain managed entities.
Other Revenues and Fees
The increase in other revenues and fees was primarily due to higher lease termination fee income of $5.9 million in 2017, higher interest income of $2.3 million and a real estate tax refund of $1.1 million. Total lease termination fee income was $13.6 million and $7.7 million for the years ended December 31, 2017 and 2016, respectively.
Property Operating Expenses
The increase in property operating expenses was primarily due to higher repairs and maintenance costs and higher payroll costs, partially offset by lower bad debt expense.

Ground Rent Expenses
The ground rent expense was consistent with 2016.
General and Administrative Expenses
The increase in general and administrative expenses was primarily due to increased equity compensation expense partially offset by lower cash incentive compensation expense.
Observatory Expenses
The increase in Observatory expenses was primarily due to higher payroll and repair and maintenance costs, partially offset by lower marketing costs.
Real Estate Taxes
The increase in real estate taxes was primarily attributable to higher assessed values for several properties.
Acquisition Expenses
No acquisition expenses were incurred in 2017.
Depreciation and Amortization
The increase in depreciation and amortization was primarily attributable to assets that were placed in service towards the end of 2016 and hence, subject to a full year's depreciation for the year ended December 31, 2017.
Interest Expense
Interest expense declined due to lower interest rates on new mortgage loan refinancings which occurred during the year ended December 31, 2017.
Loss on Early Extinguishment of Debt
The loss on early extinguishment of debt reflects deferred financing costs written off in connection with the modification of the unsecured revolving credit and term loan facility in August 2017.
Loss from Derivative Financial Instruments
The loss from derivative financial instruments consists of the ineffectiveness attributable to a partial termination and re-designation of related cash flow hedges during the year ended December 31, 2017.
Income Taxes
The increase in income tax expense was attributable to a write-off of a deferred tax asset resulting from the reduction of the federal corporate tax rate from 34% to 21%.

Private Perpetual Preferred Unit Distributions
The private perpetual preferred unit distributions were consistent with 2016.

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015
The following table summarizes the historical results of operations for years ended December 31, 2016 and 2015 (amounts in thousands):

	Years Ended December 31,
	2016	2015	Change	%
Revenues:
Rental revenue	$460,653	$447,784	$12,869	2.9%
Tenant expense reimbursement	73,459	79,516	(6,057)	(7.6)%
Observatory revenue	124,814	112,172	12,642	11.3%
Construction revenue	—	1,981	(1,981)	(100.0)%
Third-party management and other fees	1,766	2,133	(367)	(17.2)%
Other revenues and fees	17,308	14,048	3,260	23.2%
Total revenues	678,000	657,634	20,366	3.1%
Operating expenses:
Property operating expenses	153,850	158,638	(4,788)	(3.0)%
Ground rent expenses	9,326	9,326	—	—%
General and administrative expenses	49,078	38,073	11,005	28.9%
Observatory expenses	29,833	32,174	(2,341)	(7.3)%
Construction expenses	—	3,222	(3,222)	(100.0)%
Real estate taxes	96,061	93,165	2,896	3.1%
Acquisition expenses	98	193	(95)	(49.2)%
Depreciation and amortization	155,211	171,474	(16,263)	(9.5)%
Total operating expenses	493,457	506,265	(12,808)	(2.5)%
Operating income (loss)	184,543	151,369	33,174	21.9%
Interest expense	(70,595)	(65,743)	(4,852)	7.4%
Loss on early extinguishment of debt	(552)	(1,749)	1,197	(68.4)%
Loss from derivative financial instruments	—	—	—	—%
Income before income taxes	113,396	83,877	29,519	35.2%
Income tax (expense) benefit	(6,146)	(3,949)	(2,197)	55.6%
Net income	107,250	79,928	27,322	34.2%
Private perpetual preferred unit distributions	(936)	(936)	—	0.0%
Net income attributable to common unitholders	$106,314	$78,992	$27,322	34.6%

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

Other Revenues and Fees
The increase in other revenues and fees was primarily due to higher lease termination fee income of $5.7 million in 2016, partially offset by a $2.5 million acquisition break-up fee received in 2015. Total lease termination fee income was $7.7 million and $2.0 million for the years ended December 31, 2016 and 2015, respectively.
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
The private perpetual preferred unit distributions were consistent with 2015.
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
While we may be able to anticipate and plan for certain liquidity needs, there may be unexpected increases in uses of cash that are beyond our control and which would affect our financial condition and results of operations. For example, we may be required to comply with new laws or regulations that cause us to incur unanticipated capital expenditures for our properties, thereby increasing our liquidity needs. Even if there are no material changes to our anticipated liquidity requirements, our sources of liquidity may be fewer than, and the funds available from such sources may be less than, anticipated or needed. Our primary sources of liquidity will generally consist of cash on hand and cash generated from our operating activities, debt issuances and unused borrowing capacity under our unsecured revolving credit and term loan facility. We expect to meet our short-term liquidity requirements, including distributions, operating expenses, working capital, debt service, and capital expenditures from cash flows from operations, debt issuances, and available borrowing capacity under our unsecured revolving credit and term loan facility. The availability of these borrowings is subject to the conditions set forth in the applicable loan agreements. We expect to meet our long-term capital requirements, including acquisitions, redevelopments and capital expenditures through our cash flows from operations, cash on hand, our unsecured revolving credit and term loan facility, mortgage financings, debt issuances, common and/or preferred equity issuances and asset sales. Our properties require periodic investments of capital for individual lease related tenant improvements allowances, general capital improvements and costs associated with capital expenditures. Our overall leverage will depend on our mix of investments and the cost of leverage. ESRT's charter does not restrict the amount of leverage that we may use.
At December 31, 2017, we had approximately $464.3 million available in cash and cash equivalents and there was $1.1 billion available under our unsecured revolving credit facility.
Through August 2021, QIA will have a right of first offer to co-invest with us as a joint venture partner in real estate investment opportunities initiated by us where we have elected, at our discretion, to seek out a joint venture partner. The right of first offer period will be extended for 30 months so long as at least one joint venture transaction is consummated by us and QIA during the initial term, and will be extended for a further 30-month term if at least one more joint venture transaction is consummated during such initial extension period.
As of December 31, 2017, we had approximately $1.7 billion of total consolidated indebtedness outstanding, with a weighted average interest rate of 4.05% and a weighted average maturity of 6.2 years. As of December 31, 2017, exclusive of principal amortization, we have approximately $262.2 million of debt maturing in 2018 and approximately $250.0 million of debt maturing in 2019.
During January 2018, we refinanced and increased our mortgage debt on 1333 Broadway from $66.6 million to $160.0 million, due February 2033 with interest fixed at 4.21%. A portion of this increase was applied to release the $75.8 million mortgage lien on 1400 Broadway.
During December 2017, we entered into an agreement to issue and sell an aggregate principal amount of $450 million of our senior unsecured notes in a private placement, of which $115 million was sold and purchased in December 2017 and $335 million will be sold and purchased in March 2018. We intend to use the net proceeds from the March 2018 issuance to repay the remainder of our 2018 debt maturities, and for general corporate purposes.
Given our current liquidity, including availability under our unsecured revolving credit and term loan facility, we believe we will be able to refinance future maturing debt.
Unsecured Revolving Credit and Term Loan Facility
During August 2017, we entered into an amended and restated senior unsecured revolving credit and term loan facility with Bank of America, N.A., as administrative agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC as Joint Lead Arrangers and Joint Bookrunners, Wells Fargo, National Association and Capital One, National Association, as co-syndication agents, and the lenders party thereto.
Amount. The unsecured revolving credit and term loan facility is comprised of a $1.1 billion revolving credit facility and a $265 million term loan facility. The new revolving facility replaced our existing credit facility which was due to mature in January 2019 and was undrawn at the time of the amendment. The term loan facility was borrowed in full at closing and used to repay an existing $265 million term loan. The unsecured revolving credit and term loan facility contains an accordion feature that would allow us to increase the maximum aggregate principal amount to $1.75 billion under specified circumstances.

Guarantors. Certain of our subsidiaries are guarantors of our obligations under the unsecured revolving credit and term loan facility.
Interest. Amounts outstanding under the (a) term loan facility bear interest at a floating rate equal to, at our election, (x) the Eurodollar rate, plus a spread that we expect will range from 0.900% to 1.800% depending upon our leverage ratio and credit rating, or (y) a base rate, plus a spread that we expect will range from 0.000% to 0.800% depending upon our leverage ratio and credit rating and (b) revolving credit facility bear interest at a floating rate equal to, at our election, (x) the Eurodollar rate, plus a spread that we expect will range from 0.825% to 1.550% depending upon our leverage ratio and credit rating or (y) a base rate, plus a spread that we expect will range from 0.000% to 0.550% depending upon our leverage ratio and credit rating.
Maturity. The initial maturity of the unsecured revolving credit facility is August 2021. We have the option to extend the initial term for up to two additional six-month periods, subject to certain conditions, including the payment of an extension fee equal to 0.0625% and 0.075% of the then outstanding commitments under the unsecured revolving credit facility on the first and the second extensions, respectively. The term loan facility matures in August 2022.
Financial Covenants. The unsecured revolving credit and term loan facility includes the following financial covenants: (i) maximum leverage ratio of total indebtedness to total asset value (as defined in the agreement) of the loan parties and their consolidated subsidiaries will not exceed 60%, (ii) consolidated secured indebtedness will not exceed 40% of total asset value, (iii) tangible net worth will not be less than $1.2 billion plus 75% of net equity proceeds received by the Operating Partnership (other than proceeds received within ninety days after the redemption, retirement or repurchase of ownership or equity interests in the Operating Partnership up to the amount paid by the Operating Partnership in connection with such redemption, retirement or repurchase, where, the net effect is that the Operating Partnership shall not have increased its net worth as a result of any such proceeds), (iv) adjusted EBITDA (as defined in the unsecured revolving credit facility) to consolidated fixed charges will not be less than 1.50x, (v) the aggregate net operating income with respect to all unencumbered eligible properties to the portion of interest expense attributable to unsecured indebtedness will not be less than 1.75x, and (vi) the ratio of total unsecured indebtedness to unencumbered asset value will not exceed 60%.
As of December 31, 2017, we were in compliance with the covenants, as described below:

Financial Covenant	Required	December 31, 2017	In Compliance
Maximum total leverage	< 60%	24.8%	Yes
Maximum secured debt	< 40%	10.5%	Yes
Minimum fixed charge coverage	> 1.50x	4.8x	Yes
Minimum unencumbered interest coverage	> 1.75x	7.9x	Yes
Maximum unsecured leverage	< 60%	21.0%	Yes
Minimum tangible net worth	$1,249,392	$1,710,804	Yes
Other Covenants. The unsecured revolving credit and term loan facility contains customary covenants, including limitations on liens, investment, debt, fundamental changes, and transactions with affiliates, and requires certain customary financial reports.
Events of Default. The unsecured revolving credit and term loan facility contains customary events of default (subject in certain cases to specified cure periods), including but not limited to non-payment, breach of covenants, representations or warranties, cross defaults, bankruptcy or other insolvency events, judgments, ERISA events, invalidity of loan documents, loss of real estate investment trust qualification, and occurrence of a change of control (defined in the definitive documentation for the unsecured revolving credit and term loan facility).
Senior Unsecured Notes
During December 2017, we entered into an agreement to issue and sell an aggregate principal amount of $450.0 million of senior unsecured notes (“Series D, E and F Senior Notes”) in a private placement to entities affiliated with Prudential Capital Group, AIG Asset Management, MetLife Investment Advisors, LLC and Teachers Insurance and Annuity Association of America. The Series D, E and F Senior Notes consist of $115.0 million of 4.08% Series D Senior Notes due 2028, $160.0 million of 4.26% Series E Senior Notes due 2030, and $175.0 million of 4.44% Series F Senior Notes due 2033. We issued and sold the Series D Senior Notes in December 2017. The issuance and sale of the Series E and F Senior Notes will occur in March 2018, subject to customary closing conditions.

The Senior Unsecured Notes are senior unsecured obligations and are unconditionally guaranteed by each of our subsidiaries that guarantees indebtedness under the unsecured revolving credit and term loan facility. Interest on the Senior Unsecured Notes is payable quarterly.

The terms of the Senior Unsecured Notes include customary covenants, including limitations on liens, investment, debt, fundamental changes, and transactions with affiliates and require certain customary financial reports. The Senior Unsecured Notes also require compliance with financial ratios including a maximum leverage ratio, a maximum secured leverage ratio, a minimum amount of tangible net worth, a minimum fixed charge coverage ratio, a minimum unencumbered interest coverage ratio, and a maximum unsecured leverage ratio. As of December 31, 2017, we were in compliance with the covenants under the outstanding Senior Unsecured Notes.

Mortgage Debt
As of December 31, 2017, we had mortgage notes payable, net of $717.2 million.
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

During January 2018, we refinanced and increased our mortgage debt on 1333 Broadway from $66.6 million to $160.0 million, due February 2033 with interest fixed at 4.21%. A portion of this increase was applied to release the $75.8 million mortgage lien on 1400 Broadway.

Leverage Policies
We expect to employ leverage in our capital structure in amounts determined from time to time by our board of directors. Although ESRT's board of directors has not adopted a policy that limits the total amount of indebtedness that we may incur, we anticipate that ESRT's board of directors will consider a number of factors in evaluating our level of indebtedness from time to time, as well as the amount of such indebtedness that will be either fixed or floating rate. ESRT's charter and bylaws do not limit the amount or percentage of indebtedness that we may incur nor do they restrict the form in which our indebtedness will be taken (including, but not limited to, recourse or non-recourse debt and cross collateralized debt). Our overall leverage depends on our mix of investments and the cost of leverage, however, we maintain a level of indebtedness consistent with our plan to seek an investment grade credit rating. ESRT's board of directors may from time to time modify our leverage policies in light of the then-current economic conditions, relative costs of debt and equity capital, market values of our properties, general market conditions for debt and equity securities, fluctuations in the market price of ESRT's common stock and our traded OP units, growth and acquisition opportunities and other factors.
Capital Expenditures
The following tables summarize our tenant improvement costs, leasing commission costs and our capital expenditures for each of the periods presented (dollars in thousands, except per square foot amounts).

Office Properties(1)

	Years Ended December 31,
Total New Leases, Expansions, and Renewals	2017	2016	2015
Number of leases signed(2)	155	187	233
Total square feet	1,198,340	941,008	1,138,205
Leasing commission costs(3)	$22,836	$15,408	$16,452
Tenant improvement costs(3)	83,051	55,088	59,790
Total leasing commissions and tenant improvement costs(3)	$105,887	$70,496	$76,242
Leasing commission costs per square foot(3)	$19.06	$16.37	$14.45
Tenant improvement costs per square foot(3)	69.31	58.54	52.53
Total leasing commissions and tenant improvement costs per square foot(3)	$88.37	$74.91	$66.98
Retail Properties(4)

	Years Ended December 31,
Total New Leases, Expansions, and Renewals	2017	2016	2015
Number of leases signed(2)	12	20	12
Total Square Feet	95,360	50,798	70,940
Leasing commission costs(3)	$4,418	$2,847	$10,262
Tenant improvement costs(3)	2,989	4,744	2,234
Total leasing commissions and tenant improvement costs(3)	$7,407	$7,591	$12,496
Leasing commission costs per square foot(3)	$46.33	$56.03	$144.67
Tenant improvement costs per square foot(3)	31.35	93.40	31.49
Total leasing commissions and tenant improvement costs per square foot(3)	$77.68	$149.43	$176.16
_______________

(1)	Excludes an aggregate of 507,395 rentable square feet of retail space in our Manhattan office properties. Includes the Empire State Building broadcasting licenses and observatory operations.

(2)	Presents a renewed and expansion lease as one lease signed.

(3)
Presents all tenant improvement and leasing commission costs as if they were incurred in the period in which the lease was signed, which may be different than the period in which they were actually paid.

(4)	Includes an aggregate of 507,395 rentable square feet of retail space in our Manhattan office properties. Excludes the Empire State Building broadcasting licenses and observatory operations.

	Years Ended December 31,
	2017	2016	2015
Total Portfolio
Capital expenditures (1)	$126,624	$80,043	$54,811
_______________

(1)
Includes all capital expenditures, excluding tenant improvements and leasing commission costs, which are primarily attributable to the redevelopment and repositioning program conducted at our Manhattan office properties.

As of December 31, 2017, we expect to incur additional costs relating to obligations under signed new leases of approximately $78.2 million for tenant improvements and leasing commissions. We intend to fund the tenant improvements and leasing commission costs through a combination of operating cash flow, cash on hand and borrowings under the unsecured revolving credit and term loan facility.
Capital expenditures are considered part of both our short-term and long-term liquidity requirements. We intend to fund the capital improvements to complete the redevelopment and repositioning program through a combination of operating cash flow, cash on hand and borrowings under the unsecured revolving credit and term loan facility.

Contractual Obligations
The following table summarizes the amounts due in connection with our contractual obligations described below for the years ending December 31, 2018 through 2022 and thereafter (amounts in thousands).

	Years Ended December 31,
	2018	2019	2020	2021	2022	Thereafter	Total
Mortgages and other debt(1)
Interest expense	$56,669	$53,022	$52,158	$46,160	$39,146	$176,440	$423,595
Amortization	4,417	3,790	3,938	4,090	5,455	37,890	59,580
Principal repayment	262,195	250,000	—	—	265,000	864,449	1,641,644
Ground lease	1,518	1,518	1,518	1,518	1,518	53,694	61,284
Tenant improvement and leasing commission costs	62,601	15,579	—	34	—	—	78,214
Total	$387,400	$323,909	$57,614	$51,802	$311,119	$1,132,473	$2,264,317
_______________

(1)	Assumes no extension options are exercised.

(2)	Does not include various standing or renewal service contracts with vendors related to our property management.
Off-Balance Sheet Arrangements
As of December 31, 2017, we did not have any off-balance sheet arrangements.
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
Distribution to Equity Holders
Distributions and dividends have been made to equity holders in 2015, 2016 and 2017 as follows (amounts in thousands):

Year ended December 31, 2015	91,900
Year ended December 31, 2016	114,954
Year ended December 31, 2017	126,963
Cash Flows
Comparison of Year Ended December 31, 2017 to the Year Ended December 31, 2016
Net cash. Cash on hand was $464.3 million and $554.4 million as of December 31, 2017 and 2016, respectively. The decrease was primarily due to capital expenditures in 2017.
Operating activities. Net cash provided by operating activities decreased by $27.1 million to $191.5 million for the year ended December 31, 2017 compared to $218.6 million for the year ended December 31, 2016 primarily due to the payment of an amount owed to the estate of Leona M. Helmsley, as required under our formation agreements, equal to the New York

City transfer taxes which would have been payable by us in absence of the estate's exemption from such tax. This amount had been accrued as a liability at our formation in October 2013 and became payable upon the taxing authority's final approval of such exemption in September 2017, so the reduction in our liabilities matched the reduction in our cash.
Investing activities. Net cash used in investing activities increased by $42.8 million to $224.6 million for the year ended December 31, 2017 compared to $181.8 million for the year ended December 31, 2016. The increase was primarily due to higher expenditures related to the Observatory capital project.
Financing activities. Net cash used in financing activities decreased by $527.8 million. In 2017 net cash used by financing was $56.9 million compared to 2016 net cash provided by financing of $470.9 million. The decrease related to the issuance of common stock to QIA in 2016.
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

The following table presents a reconciliation of our net income, the most directly comparable GAAP measure, to NOI for the periods presented (amounts in thousands):

	Years Ended December 31,
	2017	2016	2015
Net income	$118,253	$107,250	$79,928
Add:
General and administrative expenses	50,315	49,078	38,073
Depreciation and amortization	160,710	155,211	171,474
Interest expense	68,473	71,147	67,492
Loss on early extinguishment of debt	2,157	—	—
Loss from derivative financial instruments	289	—	—
Construction expenses	—	—	3,222
Acquisition expenses	—	98	193
Income tax expense	6,673	6,146	3,949
Less:
Construction revenue	—	—	(1,981)
Third-party management and other fees	(1,400)	(1,766)	(2,133)
Acquisition break-up fee	—	—	(2,500)
Net operating income	$405,470	$387,164	$357,717

Other Net Operating Income Data
Straight line rental revenue	$26,544	$30,147	$21,056
Net increase in rental revenue from the amortization of above and below-market lease assets and liabilities	$5,721	$8,794	$19,353
Amortization of acquired below-market ground leases	$7,831	$7,831	$7,831

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

Core Funds From Operations ("Core FFO")
Core FFO adds back to traditionally defined FFO the following items associated with the Company's initial public offering, or IPO, and formation transactions: gain on consolidation of non-controlling entities, acquisition expenses, severance expenses and retirement equity compensation expenses. It also adds back private perpetual preferred exchange offering expenses, deferred tax asset write-off, loss on early extinguishment of debt, acquisition expenses, gain on settlement of lawsuit related to the Observatory, net of income taxes, ground lease amortization, construction severance expenses and acquisition break-up fee. The Company presents Core FFO because it considers it an important supplemental measure of its operating performance in that it excludes items associated with its IPO and formation transactions and other non-recurring items. There can be no assurance that Core FFO presented by the Company is comparable to similarly titled measures of other REITs. Core FFO does not represent cash generated from operating activities and should not be considered as an alternative to net income (loss) determined in accordance with GAAP or to cash flow from operating activities determined in accordance with GAAP. Core FFO is not indicative of cash available to fund ongoing cash needs, including the ability to make cash distributions. In future periods, we may also exclude other items from Core FFO that we believe may help investors compare our results.

The following table presents a reconciliation of net income, the most directly comparable GAAP measure, to FFO, Modified FFO and Core FFO for the periods presented (amounts in thousands):

	Years Ended December 31,
	2017	2016	2015
Net income	$118,253	$107,250	$79,928
Private perpetual preferred unit distributions	(936)	(936)	(936)
Real estate depreciation and amortization	159,174	154,205	170,932
Funds from operations attributable to common stockholders and non-controlled interests	276,491	260,519	249,924
Amortization of below-market ground leases	7,831	7,831	7,831
Modified funds from operations attributable to common stockholders and non-controlled interests	284,322	268,350	257,755
Deferred tax asset write-off	446	—	—
Loss on early extinguishment of debt	2,157	552	1,749
Acquisition expenses	—	98	193
Acquisition break-up fee	—	—	(2,500)
Construction severance expenses, net of income taxes	—	—	480
Core funds from operations attributable to common stockholders and non-controlled interests	$286,925	$269,000	$257,677

Weighted average Operating Partnership units
Basic	296,455	276,848	265,914
Diluted	298,049	277,568	265,914
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

Leasing
We signed 1.3 million, 1.0 million, and 1.2 million rentable square feet of new leases, expansions and lease renewals, for the years ended December 31, 2017, 2016, and 2015, respectively.
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
As of December 31, 2017, there were approximately 0.8 million rentable square feet of space in our portfolio available to lease (excluding leases signed but not yet commenced) representing 7.8% of the net rentable square footage of the properties in our portfolio. In addition, leases representing 9.1% and 7.1% of net rentable square footage of the properties in our portfolio will expire in 2018 and in 2019, respectively. These leases are expected to represent approximately 9.4% and 7.0%, respectively, of our annualized rent for such periods. Our revenues and results of operations can be impacted by expiring leases that are not renewed or re-leased or that are renewed or re-leased at base rental rates equal to, above or below the current average base rental rates. Further, our revenues and results of operations can also be affected by the costs we incur to re-lease available space, including payment of leasing commissions, redevelopments and build-to-suit remodeling that may not be borne by the tenant.
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
Observatory and Broadcasting Operations
For the year ended December 31, 2017, the Empire State Building Observatory hosted 4.05 million visitors, compared to 4.25 million visitors for the same period in 2016. Observatory revenue for the year ended December 31, 2017 was $127.1 million, an 1.8% increase from $124.8 million for the year ended December 31, 2016. For the year ended December 31, 2017, there were 61 bad weather days compared to 45 bad weather days in the year ended December 31, 2016.
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
We license the use of the Empire State Building mast to third party television and radio broadcasters and providers of data communications.  We also lease space in the upper floors of the building to such licensees to house their transmission equipment and related facilities. During the year ended December 31, 2017, we derived $19.5 million of revenue and $6.1 million of expense reimbursements from the Empire State Building’s broadcasting licenses and related leases. In 2017, licenses and related leases totaling $9.0 million expired and in 2018, licenses and related leases totaling $5.2 million are expected to expire.

During the year ended December 31, 2017, we signed long-term lease and license renewals with four of our radio broadcasters, Spanish Broadcast Systems, New York Public Radio, iHeart radio and CBS Radio for a total of 13 radio stations at the Empire State Building.
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
Cost of Funds and Interest Rates
As of December 31, 2017, we had no variable rate debt outstanding as the LIBOR rate on our unsecured term loan facility of $265.0 million was fixed at 2.1485% under a variable to fixed interest rate swap agreement. Our variable rate debt may increase to the extent we use available borrowing capacity from our unsecured credit facility to fund capital improvements.

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

Critical Accounting Estimates
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in conformity with GAAP and with the rules and regulations of the SEC represent our assets and liabilities and operating results. The consolidated financial statements include our accounts and our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. For purposes of comparison, certain items shown in the 2015 and 2016 consolidated financial statements have been reclassified to conform to the presentation used for 2017.
    We consolidate entities in which we have a controlling financial interest. In determining whether we have a controlling financial interest in a partially owned entity and the requirement to consolidate the accounts of that entity, we consider factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partners/members as well as whether the entity is a variable interest entity (“VIE”) and we are the primary beneficiary. The primary beneficiary of a VIE is the entity that has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. The primary beneficiary is required to consolidate the VIE. We had no VIEs as of December 31, 2017 and 2016.
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
We apply provisions for measuring and recognizing tax benefits associated with uncertain income tax positions. Penalties and interest, if incurred, would be recorded as a component of income tax expense. As of December 31, 2017 and 2016, we do not have a liability for uncertain tax positions. As of December 31, 2017, the tax years ended December 31, 2014 through December 31, 2017 remain open for an audit by the Internal Revenue Service, state or local authorities.
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
Accounting Standards Update
Reference is made to Note 2 in the accompanying consolidated financial statements for information about recently issued and recently adopted accounting standards.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. One of the principal market risks facing us is interest rate risk on our variable rate indebtedness. As of December 31, 2017, we had no variable rate debt as the LIBOR rate on our unsecured term loan facility of $265.0 million was fixed at 2.1485% under a variable to fixed interest rate swap agreement.
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
We are exposed to interest rate changes primarily on our unsecured revolving credit and term loan facility and mortgage refinancings. Our objectives with respect to interest rate risk are to limit the impact of interest rate changes on operations and cash flows, and to lower our overall borrowing costs. To achieve these objectives, we may borrow at fixed rates and may enter into derivative financial instruments such as interest rate swaps or caps in order to mitigate our interest rate risk on a related floating rate financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes.

As of December 31, 2017, we had one interest rate LIBOR swap agreement with an effective date of August 31, 2017 and a notional value of $265.0 million, which fixed the LIBOR rate on our unsecured term loan facility at 2.1485% and matures on August 24, 2022. This interest rate swap has been designated as a cash flow hedge and is deemed highly effective with a fair value of ($0.4 million) which is included in accounts payable and accrued expenses on the consolidated balance sheet as of December 31, 2017.

As of December 31, 2017, the weighted average interest rate on the $1.7 billion of fixed-rate indebtedness outstanding was 4.05% per annum, each with maturities at various dates through June 30, 2032.
As of December 31, 2017, the fair value of our outstanding debt was approximately $1.7 billion which was approximately $19.7 million more than the historical book value as of such date. Interest risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure.

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
As of December 31, 2017, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of ESRT management, including ESRT's Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures at the end of the period covered by this Report. Based on the foregoing, ESRT's Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including ESRT's Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
No significant changes to our internal control over financial reporting were identified in connection with the evaluation referenced above that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
(a) Management's Report on Internal Control over Financial Reporting
Management of Empire State Realty OP, L.P. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13(a)-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 as required by the Securities Exchange Act of 1934 Rule 13(a)-15(c). In making this assessment, we used the criteria set forth in the framework in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). Based on our evaluation under the COSO criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2017 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
Ernst & Young LLP, an independent registered public accounting firm that audited our Financial Statements included in this Annual Report, has issued an attestation report on our internal control over financial reporting as of December 31, 2017, which appears in paragraph (b) of this Item 9A.

(b) Attestation report of the independent registered public accounting firm
Report of Independent Registered Public Accounting Firm
To the Partners of Empire State Realty OP, L.P.

Opinion on Internal Control over Financial Reporting

We have audited Empire State Realty OP, L.P.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Empire State Realty OP, L.P (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2017 consolidated financial statements of the Company and our report dated February 28, 2018 expressed an unqualified opinion thereon.
Basis for Opinion

The Operating Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Operating Partnership’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Operating Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP
New York, New York
February 28, 2018

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We are managed by Empire State Realty Trust, Inc. in its capacity as our sole general partner. The information required by Item 10 will be set forth in Empire State Realty Trust, Inc.'s definitive proxy statement for its 2018 Annual Meeting of Stockholders (which is scheduled to be held on May 17, 2018), to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, or the ESRT Proxy Statement, and is incorporated herein by reference.

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

Schedule II-Valuation and Qualifying Accounts for the years ended December 31, 2017, 2016 and 2015 on page F-42.

Schedule III-Real Estate and Accumulated Depreciation as of December 31, 2017 on page F-43.
Schedules other than those listed are omitted as they are not applicable or the required or equivalent information has been included in the financial statements or notes thereto.
(b) The exhibits required by Item 601 of Regulation S-K (§229.601 of this chapter) are listed below:

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

10.8+	Form of Restricted Stock Agreement (Performance-Based)), incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-K, filed with the SEC on March 24, 2014.
10.9+	Form of Restricted Stock Agreement (Time-Based), incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-K, filed with the SEC on March 24, 2014.
10.10+	Form of LTIP Agreement (Performance-Based), incorporated by reference to Exhibit 10.13 to the Registrant’s Form 10-K, filed with the SEC on March 24, 2014.
10.11+	Form of LTIP Agreement (Time-Based), incorporated by reference to Exhibit 10.14 to the Registrant’s Form 10-K, filed with the SEC on March 24, 2014.
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

10.22*	Form of Empire State Realty Trust, Inc. Independent Director Indemnification Agreement.
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

10.41
Amended and Restated Credit Agreement dated August 29, 2017 among Empire State Realty OP, L.P., as borrower, Empire State Realty Trust, Inc., Bank of America, N.A., as administrative agent, and the lenders and L/C issuers party hereto, Wells Fargo Bank, National Association and Capital One, National Association, as co-syndication agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as joint bookrunners and the other lenders party thereto, incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed with SEC on September 05, 2017.

10.42
Note Purchase Agreement, dated December 13, 2017, among Empire State Realty OP, L.P., Empire State Realty Trust, Inc. and the purchasers named therein, incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed with the SEC on December 14, 2017.

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

EMPIRE STATE REALTY OP, L.P.
By: Empire State Realty Trust, Inc., its general partner

Date: February 28, 2018                             By:/s/ Anthony E. Malkin
Chairman and Chief Executive Officer

Date: February 28, 2018                             By:/s/ David A. Karp
Executive Vice President and Chief Financial Officer

Date: February 28, 2018                             By:/s/ Andrew J. Prentice
Senior Vice President,
Chief Accounting Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Empire State Realty Trust, Inc., as general partner of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anthony E. Malkin	Chairman of the Board of Directors and Chief Executive Officer	February 28, 2018
Anthony E. Malkin
(Principal Executive Officer)

/s/ David A. Karp	Executive Vice President and Chief Financial Officer	February 28, 2018
David A. Karp
(Principal Financial Officer)

/s/ Andrew J. Prentice	Senior Vice President, Chief Accounting Officer and Treasurer	February 28, 2018
Andrew J. Prentice	(Principal Accounting Officer)

/s/ William H. Berkman	Director	February 28, 2018
William H. Berkman

/s/ Leslie D. Biddle	Director	February 28, 2018
Leslie D. Biddle

/s/ Thomas J. DeRosa	Director	February 28, 2018
Thomas J. DeRosa

/s/ Steven J. Gilbert	Lead Independent Director	February 28, 2018
Steven J. Gilbert

/s/ S. Michael Giliberto	Director	February 28, 2018
S. Michael Giliberto

/s/ James D. Robinson IV	Director	February 28, 2018
James D. Robinson IV

EMPIRE STATE REALTY OP, L.P.

Report of Independent Registered Public Accounting Firm

To the Partners of Empire State Realty OP, L.P.

Opinion on the Financial Statements:
We have audited the accompanying consolidated balance sheets of Empire State Realty OP, L.P. (the Operating Partnership)) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, capital and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Operating Partnership at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Operating Partnership's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2018, expressed an unqualified opinion thereon.

Basis for Opinion:
These financial statements are the responsibility of the Operating Partnership’s management. Our responsibility is to express an opinion on the Operating Partnership’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Operating Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2010.
New York, New York
February 28, 2018

Empire State Realty OP, L.P.
Consolidated Balance Sheets
(amounts in thousands, except unit and per unit amounts)

ASSETS	December 31, 2017	December 31, 2016
Commercial real estate properties, at cost:
Land	$201,196	$201,196
Development costs	7,986	7,951
Building and improvements	2,458,473	2,249,482
	2,667,655	2,458,629
Less: accumulated depreciation	(656,900)	(556,546)
Commercial real estate properties, net	2,010,755	1,902,083
Cash and cash equivalents	464,344	554,371
Restricted cash	65,853	61,514
Tenant and other receivables, net of allowance of $1,422 and $3,333 in 2017 and 2016, respectively	28,329	22,542
Deferred rent receivables, net of allowance of $185 and $390 in 2017 and 2016, respectively	178,629	152,074
Prepaid expenses and other assets	61,028	53,749
Deferred costs, net	262,701	277,081
Acquired below market ground leases, net	368,229	376,060
Goodwill	491,479	491,479
Total assets	$3,931,347	$3,890,953
LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable, net	$717,164	$759,016
Senior unsecured notes, net	707,895	590,388
Unsecured term loan facility, net	263,662	262,927
Unsecured revolving credit facility	—	—
Accounts payable and accrued expenses	110,849	134,064
Acquired below market leases, net	66,047	82,300
Deferred revenue and other liabilities	40,907	32,212
Tenants’ security deposits	47,086	47,183
Total liabilities	1,953,610	1,908,090
Commitments and contingencies
Capital:
Private perpetual preferred units, $16.62 per unit liquidation preference, 1,560,360 issued and outstanding in 2017 and 2016, respectively	8,004	8,004
Series PR operating partnership units:
ESRT partners' capital (3,004,095 and 2,990,931 general partner operating partnership units and 158,472,949 and 152,849,546 limited partner operating partnership units outstanding at December 31, 2017 and 2016, respectively)	1,168,282	1,154,136
Limited partners' interests (91,759,741 and 93,075,441 limited partner operating partnership units outstanding at December 31, 2017 and 2016, respectively)	778,279	793,360
Series ES operating partnership units (33,774,678 and 35,729,094 limited partner operating partnership units outstanding at December 31, 2017 and 2016, respectively)	17,132	20,091
Series 60 operating partnership units (8,987,931 and 9,701,402 limited partner operating partnership units outstanding at December 31, 2017 and 20156 respectively)	3,992	4,880
Series 250 operating partnership units (4,410,093 and 4,746,661 limited partner operating partnership units outstanding at December 31, 2017 and 2016, respectively)	2,048	2,392
Total capital	1,977,737	1,982,863
Total liabilities and capital	$3,931,347	$3,890,953
The accompanying notes are an integral part of these financial statements

Empire State Realty OP, L.P.
Consolidated Statements of Income
(amounts in thousands, except per unit amounts)

	For the Year Ended December 31,
	2017	2016	2015
Revenues:
Rental revenue	$483,944	$460,653	$447,784
Tenant expense reimbursement	73,679	73,459	79,516
Observatory revenue	127,118	124,814	112,172
Construction revenue	—	—	1,981
Third-party management and other fees	1,400	1,766	2,133
Other revenue and fees	26,327	17,308	14,048
Total revenues	712,468	678,000	657,634
Operating expenses:
Property operating expenses	163,531	153,850	158,638
Ground rent expenses	9,326	9,326	9,326
General and administrative expenses	50,315	49,078	38,073
Observatory expenses	30,275	29,833	32,174
Construction expenses	—	—	3,222
Real estate taxes	102,466	96,061	93,165
Acquisition expenses	—	98	193
Depreciation and amortization	160,710	155,211	171,474
Total operating expenses	516,623	493,457	506,265
Total operating income	195,845	184,543	151,369
Interest expense	(68,473)	(70,595)	(65,743)
Loss on early extinguishment of debt	(2,157)	(552)	(1,749)
Loss from derivative financial instruments	(289)	—	—
Income before income taxes	124,926	113,396	83,877
Income tax expense	(6,673)	(6,146)	(3,949)
Net income	118,253	107,250	79,928
Private perpetual preferred unit distributions	(936)	(936)	(936)
Net income attributable to common unitholders	$117,317	$106,314	$78,992

Total weighted average units:
Basic	296,455	276,848	265,914
Diluted	298,049	277,568	265,914

Net income per unit:
Basic	$0.39	$0.38	$0.29
Diluted	$0.39	$0.38	$0.29

The accompanying notes are an integral part of these financial statements

Empire State Realty OP, L.P.
Consolidated Statements of Comprehensive Income
(amounts in thousands)

	For the Year Ended December 31,
	2017	2016	2015
Net income	$118,253	$107,250	$79,928
Other comprehensive loss:
Unrealized loss on valuation of interest rate swap agreements	(11,658)	(3,054)	(1,922)
Amount reclassified into interest expense	1,142	—	—
Other comprehensive loss	(10,516)	(3,054)	(1,922)
Comprehensive income	$107,737	$104,196	$78,006

The accompanying notes are an integral part of these financial statements

Empire State Realty OP, L.P.
Consolidated Statements of Capital
(amounts in thousands)

			Series PR Operating Partnership Units				Series ES Operating Partnership Units Limited Partners		Series 60 Operating Partnership Units Limited Partners		Series 250 Operating Partnership Units Limited Partners
			General Partner		Limited Partners
	Private Perpetual Preferred Units	Private Perpetual Preferred Units	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Total Capital
Balance at December 31, 2014	1,560	$8,004	107,191	$468,638	100,211	$868,163	42,365	$26,488	11,546	$6,567	5,790	$3,237	$1,381,097
Conversion of operating partnership units to Class A shares	—	—	12,818	62,070	(6,803)	(58,636)	(4,103)	(2,424)	(1,228)	(654)	(684)	(356)	—
Equity compensation	—	—	14	296	455	5,187	—	—	—	—	—	—	5,483
Distributions	—	(936)	—	(39,183)	—	(32,794)	—	(13,495)	—	(3,665)	—	(1,827)	(91,900)
Net income	—	936	—	33,730	—	28,678	—	11,792	—	3,196	—	1,596	79,928
Unrealized loss on valuation of interest rate swap agreements	—	—	—	(822)	—	(697)	—	(287)	—	(78)	—	(38)	(1,922)
Balance at December 31, 2015	1,560	8,004	120,023	524,729	93,863	809,901	38,262	22,074	10,318	5,366	5,106	2,612	1,372,686
Issuance of OP units, net of costs	—	—	29,611	611,206	—	—	—	—	—	—	—	—	611,206
Conversion of operating partnership units and Class B shares to ESRT Partner's Capital	—	—	6,167	23,678	(2,657)	(22,264)	(2,534)	(1,075)	(617)	(218)	(359)	(121)	—
Equity compensation	—	—	40	357	1,869	9,372	—	—	—	—	—	—	9,729
Distributions	—	(936)	—	(55,812)	—	(37,621)	—	(14,642)	—	(3,985)	—	(1,958)	(114,954)
Net income	—	936	—	51,456	—	34,977	—	14,140	—	3,827	—	1,914	107,250
Unrealized loss on valuation of interest rate swap agreements	—	—	—	(1,478)	—	(1,005)	—	(406)	—	(110)	—	(55)	(3,054)
Balance at December 31, 2016	1,560	8,004	155,841	1,154,136	93,075	793,360	35,728	20,091	9,701	4,880	4,747	2,392	1,982,863
Conversion of operating partnership units and Class B shares to ESRT Partner's Capital	—	—	5,615	23,435	(2,611)	(21,997)	(1,954)	(978)	(713)	(310)	(337)	(150)	—
Equity compensation	—	—	21	468	1,296	13,632	—	—	—	—	—	—	14,100
Distributions	—	(936)	—	(66,789)	—	(38,969)	—	(14,477)	—	(3,889)	—	(1,903)	(126,963)
Net income	—	936	—	62,647	—	35,430	—	13,726	—	3,637	—	1,877	118,253
Other comprehensive income (loss)	—	—	—	(5,615)	—	(3,177)	—	(1,230)	—	(326)	—	(168)	(10,516)
Balance at December 31, 2017	1,560	$8,004	161,477	$1,168,282	91,760	$778,279	33,774	$17,132	8,988	$3,992	4,410	$2,048	$1,977,737
The accompanying notes are an integral part of these financial statements

Empire State Realty OP, L.P.
Consolidated Statements of Cash Flows
(amounts in thousands)

	For the Year Ended December 31,
	2017	2016	2015
Cash Flows From Operating Activities
Net income	$118,253	$107,250	$79,928
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	160,710	155,211	171,474
Amortization of non-cash items within interest expense	1,039	739	1,698
Amortization of acquired above and below-market leases, net	(5,721)	(8,795)	(19,353)
Amortization of acquired below-market ground leases	7,831	7,831	7,996
Straight-lining of rental revenue	(26,544)	(30,147)	(21,220)
Equity based compensation	14,100	9,729	5,483
Settlement of derivative contracts	(15,695)	—	—
Loss on early extinguishment of debt	2,157	552	1,749
Increase (decrease) in cash flows due to changes in operating assets and liabilities (excluding the effect of acquisitions):
Restricted cash	(2,843)	2,121	2,954
Tenant and other receivables	(5,787)	(3,760)	4,963
Deferred leasing costs	(31,743)	(22,622)	(31,367)
Prepaid expenses and other assets	(7,893)	(3,289)	(1,956)
Accounts payable and accrued expenses	(25,104)	2,939	(2,674)
Deferred revenue and other liabilities	8,695	824	3,512
Net cash provided by operating activities	191,455	218,583	203,187
Cash Flows From Investing Activities
Decrease (increase) in restricted cash for investing activities	(1,592)	538	(119)
Additions to building and improvements	(222,979)	(181,923)	(141,685)
Development costs	(34)	(453)	(512)
Net cash used in investing activities	(224,605)	(181,838)	(142,316)

The accompanying notes are an integral part of these financial statements

Empire State Realty OP, L.P.
Consolidated Statements of Cash Flows (continued)
(amounts in thousands)

	For the Year Ended December 31,
	2017	2016	2015
Cash Flows From Financing Activities
Proceeds from unsecured revolving credit facility	—	50,000	655,000
Repayments of unsecured revolving credit facility	—	(90,000)	(615,000)
Proceeds from mortgage notes payable	315,000	50,000	—
Repayment of mortgage notes payable	(346,615)	(32,305)	(146,918)
Proceeds from senior unsecured notes	115,000	—	350,000
Proceeds from unsecured term loan	—	—	265,000
Repayment of unsecured term loan	(265,000)	—	—
Proceeds from unsecured revolving credit and term loan facility	265,000	—	—
Repayments of secured term loan and credit facility	—	—	(470,000)
Deferred financing costs	(13,299)	(3,006)	(6,100)
Net proceeds from the issuance of operating partnership units	—	611,206	—
Private perpetual preferred unit distributions	(936)	(936)	(936)
Distributions	(126,027)	(114,018)	(90,964)
Net cash provided by (used in) financing activities	(56,877)	470,941	(59,918)
Net increase (decrease) in cash and cash equivalents	(90,027)	507,686	953
Cash and cash equivalents—beginning of period	554,371	46,685	45,732
Cash and cash equivalents—end of period	$464,344	$554,371	$46,685
Supplemental disclosures of cash flow information:
Cash paid for interest	$66,911	$69,062	$64,808
Interest capitalized	$459	$—	$—
Cash paid for income taxes	$5,783	$6,238	$4,465
Non-cash investing and financing activities:
Building and improvements included in accounts payable and accrued expenses	$71,769	$66,620	$51,315
Derivative instruments at fair values included in prepaid expenses and other assets	—	614	—
Derivative instruments at fair values included in accounts payable and accrued expenses	436	5,591	1,922
Conversion of operating partnership units and Class B shares to Class A shares	23,435	23,678	62,003

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
ESRT as the sole general partner in our company, has responsibility and discretion in the management and control in our company, and our limited partners, in such capacity, have no authority to transact business for, or participate in the management activities of our company. As of December 31, 2017, ESRT owned approximately 53.8% of our operating partnership units.
As of December 31, 2017, our total portfolio contained 10.1 million rentable square feet of office and retail space. We owned 14 office properties (including three long-term ground leasehold interest) encompassing approximately 9.4 million rentable square feet of office space. Nine of these properties are located in the midtown Manhattan market and encompass in the aggregate approximately 7.6 million rentable square feet of office space, including the Empire State Building. Our Manhattan office properties also contain an aggregate of 507,395 rentable square feet of premier retail space on their ground floor and/or lower levels. Our remaining five office properties are located in Fairfield County, Connecticut and Westchester County, New York, encompassing in the aggregate approximately 1.9 million rentable square feet. The majority of square footage for these five properties is located in densely populated metropolitan communities with immediate access to mass transportation. Additionally, we have entitled land at the Stamford Transportation Center in Stamford, Connecticut, adjacent to one of our office properties, that will support the development of an approximately 380,000 rentable square foot office building and garage, which we refer to herein as Metro Tower. As of December 31, 2017, our portfolio also included four standalone retail properties located in Manhattan and two standalone retail properties located in the city center of Westport, Connecticut, encompassing 205,740 rentable square feet in the aggregate.
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
    We consolidate entities in which we have a controlling financial interest. In determining whether we have a controlling financial interest in a partially owned entity and the requirement to consolidate the accounts of that entity, we consider factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partners/members as well as whether the entity is a variable interest entity (“VIE”) and we are the primary beneficiary. The primary beneficiary of a VIE is the entity that has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. The primary beneficiary is required to consolidate the VIE. We had no VIEs as of December 31, 2017 and 2016.

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
Accounting Estimates
The preparation of the consolidated financial statements in accordance with GAAP requires management to use estimates and assumptions that in certain circumstances affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Significant items subject to such estimates and assumptions include allocation of the purchase price of acquired real estate properties among tangible and intangible assets, determination of the useful life of real estate properties and other long-lived assets, valuation and impairment analysis of commercial real estate properties and other long-lived assets, estimate of tenant expense reimbursements, estimate of percentage of completion on construction contracts, valuation of the allowance for doubtful accounts, and valuation of derivative instruments, senior unsecured notes, mortgage notes payable, unsecured notes, unsecured revolving credit and term loan facilities, and equity based compensation. These estimates are prepared using management’s best judgment, after considering past, current, and expected events and economic conditions. Actual results could differ from those estimates.
Revenue Recognition
Rental Revenue
Rental revenue includes base rents that each tenant pays in accordance with the terms of its respective lease and is reported on a straight-line basis over the non-cancellable term of the lease which includes the effects of rent steps and rent abatements under the leases. In general, we commence rental revenue recognition when the tenant takes possession of the leased space or controls the physical use of the leased space and the leased space is substantially ready for its intended use. We account for all of our leases as operating leases. Deferred rent receivables, including free rental periods and leasing arrangements allowing for increased base rent payments, are accounted for in a manner that provides an even amount of fixed lease revenues over the respective non-cancellable lease terms. Differences between rental income recognized and amounts due under the respective lease agreements are recognized as an increase or decrease to deferred rent receivables.
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
Lease cancellation fees are recognized when the fees are determinable, tenant vacancy has occurred, collectability is reasonably assured, we have no continuing obligation to provide services to such former tenants and the payment is not subject to any conditions that must be met or waived. Total lease cancellation fees for the years ended December 31, 2017, 2016, and 2015 were $13.6 million, $7.7 million, and $2.0 million, respectively. Such fees are included in other revenues and fees in our consolidated statements of income.
Observatory Revenue
Revenues from the sale of Observatory tickets are recognized upon admission or ticket expirations. Deferred revenue related to unused and unexpired tickets as of December 31, 2017 and 2016 was $4.1 million and $4.1 million, respectively.

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
Third-Party Management and Other Fees
We earn revenue arising from contractual agreements with related party entities for asset and property management services. This revenue is recognized as the related services are performed under the respective agreements in place.
Advertising and Marketing Costs
Advertising and marketing costs are expensed as incurred. The expense for the years ended December 31, 2017, 2016, and 2015 was $7.6 million, $9.4 million and $8.7 million, respectively, and is included within operating expenses in our consolidated statements of income.
Real Estate Properties and Related Intangible Assets
Land and buildings and improvements are recorded at cost less accumulated depreciation and amortization. The recorded cost includes cost of acquisitions, development and construction and tenant allowances and improvements. Expenditures for ordinary repairs and maintenance are charged to property operating expense as incurred. Significant replacements and betterments which improve or extend the life of the asset are capitalized. Tenant improvements which improve or extend the life of the asset are capitalized. If a tenant vacates its space prior to the contractual termination of its lease, the unamortized balance of any tenant improvements are written off if they are replaced or have no future value. For developed properties, direct and indirect costs that clearly relate to projects under development are capitalized. Costs include construction costs, professional services such as architectural and legal costs, capitalized interest and direct payroll costs. We begin capitalization when the project is probable. The assets relating to the project are stated at cost and are not depreciated. Once construction is completed and the assets are placed in service, the assets are reclassified to the appropriate asset class and depreciated in accordance with the useful lives as indicated below. Capitalization of interest ceases when the asset is ready for its intended use, which is generally near the date that a certificate of occupancy is obtained. Total capitalized interest for the year ended December 31, 2017 was $0.5 million. There was no capitalized interest for the years ended December 31, 2016 and 2015.
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
We assess the potential for impairment of our long-lived assets, including real estate properties, annually or whenever events occur or a change in circumstances indicate that the recorded value might not be fully recoverable. We determine whether impairment in value has occurred by comparing the estimated future undiscounted cash flows expected from the use and eventual disposition of the asset to its carrying value. If the undiscounted cash flows do not exceed the carrying value, the real estate is adjusted to fair value and an impairment loss is recognized. Assets held for sale are recorded at the lower of cost or fair value less costs to sell. We do not believe that the value of any of our properties and intangible assets were impaired during the years ended December 31, 2017, 2016 and 2015.
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
Deferred Financing Costs
Fees and costs incurred to obtain long-term financing have been deferred and are amortized as a component of interest expense in our consolidated statements of income over the life of the respective long-term financing on the straight-line method which approximates the effective interest method. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking debt, which do not close, are expensed in the period in which it is determined that the financing will not close.
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
As of December 31, 2017 and 2016, we had no equity method investments.
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
The methodologies used for valuing financial instruments have been categorized into three broad levels as follows:
Level 1 - Quoted prices in active markets for identical instruments.
Level 2 - Valuations based principally on other observable market parameters, including:

•	Quoted prices in active markets for similar instruments;

•	Quoted prices in less active or inactive markets for identical or similar instruments;

•	Other observable inputs (such as risk free interest rates, yield curves, volatilities, prepayment speeds, loss severities, credit risks and default rates); and

•	Market corroborated inputs (derived principally from or corroborated by observable market data).

Level 3 - Valuations based significantly on unobservable inputs, including:

•	Valuations based on third-party indications (broker quotes or counterparty quotes) which were, in turn, based significantly on unobservable inputs or were otherwise not supportable; and

•	Valuations based on internal models with significant unobservable inputs.

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
Cash and cash equivalents, restricted cash, tenant and other receivables, prepaid expenses and other assets, deferred revenue, tenant security deposits, accounts payable and accrued expenses carrying values approximate their fair values due to the short term maturity of these instruments.
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
The fair value of our mortgage notes payable, unsecured revolving credit and term loan facility, and senior unsecured notes - Series A, B, C and D which are determined using Level 3 inputs, are estimated by discounting the future cash flows using current interest rates at which similar borrowings could be made to us.
Derivative Instruments
We are exposed to the effect of interest rate changes and manage these risks by following policies and procedures including the use of derivatives. To manage exposure to interest rates, derivatives are used primarily to fix the rate on debt based on floating-rate indices. We also hedge exposure to the variability in future cash flows for forecast transactions over a maximum period of 11 months (excluding forecast transactions related to the payment of variable interest on existing financial instruments). We record all derivatives on the balance sheet at fair value. We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. We measure the credit risk of our derivative instruments that are subject to master netting agreements on a net basis by counterparty portfolio. For derivatives that qualify as cash flow hedges, we report the gain or loss on the derivative designated as a hedge as part of other comprehensive income (loss) and subsequently reclassify the gain or loss into income in the period that the hedged transaction affects income.
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
We apply provisions for measuring and recognizing tax benefits associated with uncertain income tax positions. Penalties and interest, if incurred, would be recorded as a component of income tax expense. As of December 31, 2017 and

2016, we do not have a liability for uncertain tax positions. As of December 31, 2017, the tax years ended December 31, 2014 through December 31, 2017 remain open for an audit by the Internal Revenue Service, state or local authorities.
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
Reclassification

Certain prior year balances have been reclassified to conform to our current year presentation. The 2016 and 2015 balance of interest expense relating to loss on early extinguishment of debt has been reclassified and presented separately on the consolidated statements of income.
Recently Issued or Adopted Accounting Standards
During August 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which amends its hedge accounting model to enable entities to better portray their risk management activities in the financial statements. The amendments expand an entity’s ability to hedge nonfinancial and financial risk components and reduce complexity in fair value hedges of interest rate risk. ASU No. 2017-12 eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. It also eases certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. ASU No. 2017-12 will be effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early application is permitted in any interim period. All transition requirements and elections should be applied to hedging relationships existing on the date of adoption. The effect of adoption should be reflected as of the beginning of the fiscal year of adoption (that is, the initial application date). During 2017, we early adopted ASU No. 2017-02 using a modified retrospective approach for existing and active hedging relationships as of adoption date. The adoption of ASU No. 2017-02 did not have a material impact on our consolidated financial statements.
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
During November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which contain amendments that require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU No. 2016-18 will be effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments should be applied using a retrospective transition method to each period presented. We adopted this standard on January 1, 2018 using a retrospective transition method. The adoption did not have a material impact on our consolidated financial statements.
During August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU No. 2016-15 will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Earlier adoption is permitted including adoption in an interim period. We adopted this standard on January 1, 2018 using a retrospective transition method. The adoption did not have a material impact on our consolidated financial statements.
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

During February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires that a lessee recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. ASU No. 2016-02 leaves the accounting for leases by lessors largely unchanged from previous GAAP. ASU No. 2016-02 will be effective for fiscal years beginning after December 15, 2018 and subsequent interim periods. The new standard must be adopted using a modified retrospective transition, and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. This ASU is expected to result in the recognition of a right-to-use asset and related liability to account for our future obligations under our ground lease agreements for which we are the lessee. As of December 31, 2017, the remaining contractual payments under our ground lease agreements aggregated $61.3 million. In addition, under ASU 2016-02, lessors may only capitalize incremental direct leasing costs. As a result, we expect that we will no longer capitalize our internal leasing costs and instead will expense these costs as incurred. These costs totaled $2.6 million for the year ended December 31, 2017. We continue to evaluate the impact of adopting this new accounting standard on our consolidated financial statements.

During May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This new standard will replace all current U.S. GAAP guidance related to revenue recognition and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance was to be effective beginning in 2017 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. ASU No. 2014-09 was amended in August 2015 by ASU No. 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU No. 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU No. 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. ASU No. 2014-09 was further amended in December 2016 by ASU No. 2016-20 Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers which contain amendments that are intended to clarify or correct unintended application of the guidance. Those items generally are not expected to have a significant effect on current accounting practice or create a significant administrative cost for most entities. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements for Topic 606. We adopted this standard on January 1, 2018 and it did not have a material impact on our consolidated financial statements.
3. Deferred Costs, Acquired Lease Intangibles and Goodwill
Deferred costs, net, consisted of the following at December 31, 2017 and 2016 (amounts in thousands):

	2017	2016
Leasing costs	$164,751	$140,325
Acquired in-place lease value and deferred leasing costs	237,364	253,113
Acquired above-market leases	67,415	74,770
	469,530	468,208
Less: accumulated amortization	(215,102)	(195,617)
Total deferred costs, net, excluding net deferred financing costs	$254,428	$272,591
At December 31, 2017 and 2016, $8.3 million and $4.5 million, respectively, of net deferred financing costs associated with the unsecured revolving credit facility was included in deferred costs, net on the consolidated balance sheets.
Amortization expense related to deferred leasing and acquired deferred leasing costs was $24.1 million, $24.2 million, and $25.4 million, for the years ended December 31, 2017, 2016, and 2015, respectively. Amortization expense related to acquired lease intangibles was $17.1 million, $24.6 million and $37.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Amortizing acquired intangible assets and liabilities consisted of the following at December 31, 2017 and 2016 (amounts in thousands):

	2017	2016
Acquired below-market ground leases	$396,916	$396,916
Less: accumulated amortization	(28,687)	(20,856)
Acquired below-market ground leases, net	$368,229	$376,060

	2017	2016
Acquired below-market leases	$(132,026)	$(135,026)
Less: accumulated amortization	65,979	52,726
Acquired below-market leases, net	$(66,047)	$(82,300)

Rental revenue related to the amortization of below market leases, net of above market leases was $5.7 million, $8.8 million and $19.4 million for the years ended December 31, 2017, 2016 and 2015, respectively. The remaining weighted-average amortization period as of December 31, 2017 is 25.0 years, 4.8 years, 3.9 years and 4.2 years for below-market ground leases, in-place leases and deferred leasing costs, above-market leases and below-market leases, respectively. We expect to recognize amortization expense and rental revenue from the acquired intangible assets and liabilities as follows (amounts in thousands):

For the year ending:	Future Ground Rent Amortization	Future Amortization Expense	Future Rental Revenue
2018	$7,831	$18,650	$6,442
2019	7,831	15,996	6,689
2020	7,831	13,046	3,559
2021	7,831	11,302	2,857
2022	7,831	10,485	3,175
Thereafter	329,074	41,549	12,690
	$368,229	$111,028	$35,412
As of December 31, 2017, we had goodwill of $491.5 million. In 2013, we acquired the interests in Empire State Building Company, L.L.C. and 501 Seventh Avenue Associates, L.L.C. for an amount in excess of their net tangible and identified intangible assets and liabilities and as a result we recorded goodwill related to the transaction. Goodwill was allocated $227.5 million to the observatory operations of the Empire State Building, $250.8 million to Empire State Building, and $13.2 million to 501 Seventh Avenue.
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

4. Debt
Debt consisted of the following as of December 31, 2017 and 2016 (amounts in thousands):

			As of December 31, 2017
	Principal Balance as of December 31, 2017	Principal Balance as of December 31, 2016	Stated Rate	Effective Rate(1)	Maturity Date(2)
Fixed rate mortgage debt
1333 Broadway	$66,602	$67,656	6.32%	3.73%	1/5/2018
1400 Broadway
(first lien mortgage loan)	66,632	67,714	6.12%	3.37%	2/5/2018
(second lien mortgage loan)	9,172	9,389	3.35%	3.36%	2/5/2018
111 West 33rd Street
(first lien mortgage loan)	74,045	75,261	6.01%	3.34%	4/5/2018
(second lien mortgage loan)	9,369	9,509	6.56%	3.64%	4/5/2018
1350 Broadway	37,144	37,764	5.87%	3.71%	4/5/2018
Metro Center	93,948	95,985	3.59%	3.67%	11/5/2024
10 Union Square	50,000	50,000	3.70%	3.97%	4/1/2026
10 Bank Street	34,602	31,544	4.23%	4.49%	6/1/2032
1542 Third Avenue	30,000	17,795	4.29%	4.64%	5/1/2027
First Stamford Place(3)	180,000	235,067	4.28%	4.60%	7/1/2027
1010 Third Avenue and 77 West 55th Street	39,710	26,502	4.01%	4.39%	1/5/2028
383 Main Avenue	30,000	28,654	4.44%	4.72%	6/30/2032
Total mortgage debt	721,224	752,840
Senior unsecured notes - exchangeable	250,000	250,000	2.63%	3.93%	8/15/2019
Senior unsecured notes:
Series A	100,000	100,000	3.93%	3.98%	3/27/2025
Series B	125,000	125,000	4.09%	4.14%	3/27/2027
Series C	125,000	125,000	4.18%	4.23%	3/27/2030
Series D	115,000	—	4.08%	4.08%	1/22/2028
Series E (4)	—	—	4.26%	—%	3/22/2030
Series F (4)	—	—	4.44%	—%	3/22/2033
Unsecured revolving credit facility	—	—	(5)	(5)	8/29/2021
Unsecured term loan facility	265,000	265,000	(6)	(6)	8/29/2022
Total principal	1,701,224	1,617,840
Unamortized (discount) premiums, net of unamortized premiums (discount)	(3,370)	905
Deferred financing costs, net	(9,133)	(6,414)
Total	$1,688,721	$1,612,331
______________

(1)	The effective rate is the yield as of December 31, 2017, including the effects of debt issuance costs and the amortization of the fair value of debt adjustment.

(2)	Pre-payment is generally allowed for each loan upon payment of a customary pre-payment penalty.

(3)	Represents a $164 million mortgage loan bearing interest of 4.09% and a $16 million loan bearing interest at 6.25%.

(4)	Senior unsecured notes Series E, totaling $160 million, and Series F, totaling $175 million, will be issued during March 2018.

(5)	At December 31, 2017, the unsecured revolving credit facility bears a floating rate at 30 day LIBOR plus 1.10%. The rate at December 31, 2017 was 2.66%.

(6)
The unsecured term loan facility bears a floating rate at 30 day LIBOR plus 1.20%. Pursuant to a forward interest rate swap agreement, the LIBOR rate is fixed at 2.1485% for the period beginning on August 31, 2017 through maturity. The rate at December 31, 2017 was 3.35%

Mortgage Debt

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

During January 2018, we refinanced and increased our mortgage debt on 1333 Broadway from $66.6 million to $160.0 million, due February 2033 with interest fixed at 4.21%. A portion of this increase was applied to release the $75.8 million mortgage lien on 1400 Broadway.
Principal Payments
Aggregate required principal payments at December 31, 2017 are as follows (amounts in thousands):

Year	Amortization	Maturities	Total
2018	$4,417	$262,195	$266,612
2019	3,790	250,000	253,790
2020	3,938	—	3,938
2021	4,090	—	4,090
2022	5,455	265,000	270,455
Thereafter	37,890	864,449	902,339
Total principal maturities	$59,580	$1,641,644	$1,701,224
Deferred Financing Costs
Deferred financing costs, net, consisted of the following at December 31, 2017 and 2016 (amounts in thousands):

	2017	2016
Financing costs	$24,446	$23,145
Less: accumulated amortization	(7,039)	(12,241)
Total deferred financing costs, net	$17,407	$10,904
At December 31, 2017 and 2016, $8.3 million and $4.5 million, respectively, of net deferred financing costs associated with the unsecured revolving credit facility were included in deferred costs, net on the consolidated balance sheet.
Amortization expense related to deferred financing costs was $4.7 million, $5.0 million, and $6.1 million, for the years ended December 31, 2017, 2016, and 2015, respectively, and was included in interest expense.
Unsecured Revolving Credit and Term Loan Facility

During August 2017, we entered into an amended and restated senior unsecured revolving credit and term loan facility (the “Facility”) with Bank of America, N.A., as administrative agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC as Joint Lead Arrangers and Joint Bookrunners, Wells Fargo, National Association and Capital One, National Association, as co-syndication agents, and the lenders party thereto. The Facility amended and restated the credit facility dated as of January 23, 2015, with Bank of America, N.A., Merrill Lynch, Goldman Sachs and the other lenders party thereto. In connection with the modification of the credit facility and term loan, we incurred a loss on early extinguishment of debt of $2.2 million which is reflected in our consolidated statement of income for the year ended December 31, 2017. This transaction extended the unsecured revolving credit and term loan facility maturity, lowered borrowing costs and added flexibility to the financial covenants.

The Facility is in the original principal amount of up to $1.365 billion which consists of a $1.1 billion revolving credit facility and a $265.0 million term loan facility. The new revolving credit facility replaced a credit facility which was due to mature in January 2019 and was undrawn when amended. The term loan facility was borrowed in full at closing and used to repay a $265.0 million term loan that had been due in 2022. We may request the Facility be increased through one or more increases in the revolving credit facility or one or more increases in the term loan facility or the addition of new pari passu term loan tranches, for a maximum aggregate principal amount not to exceed $1.75 billion.

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

The Facility includes the following financial covenants: (i) maximum leverage ratio of total indebtedness to total asset value (as defined in the agreement) of the loan parties and their consolidated subsidiaries will not exceed 60%, (ii) consolidated secured indebtedness will not exceed 40% of total asset value, (iii) tangible net worth will not be less than $1.2 billion plus 75% of net equity proceeds received by us (other than proceeds received within ninety (90) days after the redemption, retirement or repurchase of ownership or equity interests in us up to the amount paid by us in connection with such redemption, retirement or repurchase, where, the net effect is that we shall not have increased our net worth as a result of any such proceeds), (iv) adjusted EBITDA (as defined in the Facility) to consolidated fixed charges will not be less than 1.50x, (v) the aggregate net operating income with respect to all unencumbered eligible properties to the portion of interest expense attributable to unsecured indebtedness will not be less than 1.75x, and (vi) the ratio of total unsecured indebtedness to unencumbered asset value will not exceed 60%.

The Facility contains customary covenants, including limitations on liens, investment, distributions, debt, fundamental changes, and transactions with affiliates, and requires certain customary financial reports. The Facility contains customary events of default (subject in certain cases to specified cure periods), including but not limited to non-payment, breach of covenants, representations or warranties, cross defaults, bankruptcy or other insolvency events, judgments, ERISA events, invalidity of loan documents, loss of real estate investment trust qualification, and occurrence of a change of control (defined in the agreement for the Facility).

As of December 31, 2017, we were in compliance with the covenants under the Facility.

Senior Unsecured Notes Exchangeable

During August 2014, we issued $250.0 million principal amount of 2.625% Exchangeable Senior Notes (“2.625% Exchangeable Senior Notes”) due August 15, 2019. Interest on the 2.625% Exchangeable Senior Notes is payable semi-annually in arrears on February 15 and August 15 of each year. The 2.625% Exchangeable Senior Notes are senior unsecured obligations and rank equally in right of payment with all of our other senior unsecured indebtedness and effectively subordinated in right of payment to all of our secured indebtedness (to the extent of the value of the collateral securing such indebtedness) and structurally subordinated to all liabilities and preferred equity of our subsidiaries.

The 2.625% Exchangeable Senior Notes will mature on August 15, 2019, unless earlier exchanged, redeemed or repurchased. Holders may exchange their 2.625% Exchangeable Senior Notes at their option at any time prior to the close of business on the business day immediately preceding May 15, 2019 only under the following circumstances: (i) during any calendar quarter beginning after September 30, 2014 (and only during such quarter) if the closing sale price of our Class A common stock is more than 130% of the then current exchange price for at least 20 trading days (whether or not consecutive) in the period of the 30 consecutive trading days ending on the last trading day of the previous calendar quarter; (ii) during the five consecutive business-day period following any five consecutive trading-day period in which the trading price per 1,000 principal amount of the 2.625% Exchangeable Senior Notes for each trading day during such five consecutive trading-day period in which the trading price per 1,000 principal amount of the 2.625% Exchangeable Senior Notes for each trading day during such five trading-day period was less than 98% of the closing sale price of our Class A common stock, for each trading day during such five trading-day period multiplied by the then current exchange rate; (iii) if we call any or all of the 2.625% Exchangeable Senior Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (iv) upon the occurrence of specified corporate transactions (significant consolidation, sale, merger, share exchange, fundamental change, etc.).

On or after May 15, 2019, and on or prior to the second scheduled trading day immediately preceding the maturity date, holders may exchange their notes without regard to the foregoing conditions.
The 2.625% Exchangeable Senior Notes will be exchangeable into cash, shares of Class A common stock or a combination of cash and shares of Class A common stock, at our election. We have asserted it is our intent and ability to settle the principal amount of the 2.625% Exchangeable Senior Notes in cash. The initial exchange rate of 2.625% Exchangeable Senior Notes is 51.4059 shares per $1,000 principal amount of notes (equivalent to an initial exchange price of approximately $19.45 per share of Class A common stock), subject to adjustment, as described in the related indenture governing the 2.625% Exchangeable Senior Notes. As of December 31, 2017, the exchange rate of the 2.625% Exchangeable Senior Notes was 51.7605 shares per $1,000 principal amount of notes (equivalent to an initial exchange price of approximately $19.32 per share of Class A common stock), subject to adjustment, as described in the related indenture governing the 2.625% Exchangeable Senior Notes.

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

We have separately accounted for the liability and equity components of the 2.625% Exchangeable Senior Notes by bifurcating gross proceeds between the indebtedness, or liability component, and the embedded conversion option, or the equity component. The bifurcation was done by estimating an effective interest rate as of the date of the issuance for similar notes which do not contain an embedded conversion option. This effective interest rate was estimated to be 3.8% and was used to compute the fair value at the time of issuance for the indebtedness of $236.6 million. The gross proceeds from the issuance of the 2.625% Exchangeable Senior Notes less the initial amount allocated to the indebtedness resulted in a $13.4 million allocation to the embedded conversion option which is included in Equity, net of financing costs, in the consolidated balance sheets as of December 31, 2017 and 2016. The resulting debt discount is being amortized over the five year period in which the 2.625% Exchangeable Senior Notes are expected to be outstanding (that is, through maturity date) as additional non-cash interest expense. As of December 31, 2017 and 2016, the unamortized discount was $4.3 million and $7.0 million, respectively.

Underwriting discounts and commissions and issuance costs totaled $3.1 million and were allocated to the indebtedness and the embedded conversion option on a pro-rata basis and accounted for as debt issuance costs and equity issuance costs, respectively. In this connection, $2.9 million attributable to the indebtedness was recorded as part of deferred costs, to be subsequently amortized using the effective interest method as interest expense over the expected term of the 2.625% Exchangeable Senior Notes, and $0.2 million attributable to the embedded conversion option was recorded as a reduction to Equity in the consolidated balance sheets as of December 31, 2017 and 2016.

For the years ended December 31, 2017, 2016 and 2015, total interest expense related to the 2.625% Exchangeable Senior Notes was $9.9 million, $9.9 million and $9.9 million, respectively, consisting of (i) contractual interest expense of $6.6 million, $6.6 million and $6.6 million, respectively, (ii) additional non-cash interest expense of $2.7 million, $2.7 million and $2.7 million, respectively, related to the accretion of the debt discount, and (iii) amortization of deferred financing costs of $0.6 million, $0.6 million and $0.6 million, respectively.

Senior Unsecured Notes

During December 2017, we entered into an agreement to issue and sell an aggregate principal amount of $450.0 million of senior unsecured notes consisting of $115.0 million of 4.08% Series D Senior Notes due 2028, $160.0 million of 4.26% Series E Senior Notes due 2030, and $175.0 million of 4.44% Series F Senior Notes due 2033. We issued and sold the Series D Senior Notes in December 2017. The issuance and sale of the Series E and F Senior Notes will occur in March 2018, subject to customary closing conditions.

The terms of the Series A, B, C, D, E, and F senior notes agreements include customary covenants, including limitations on liens, investment, distributions, debt, fundamental changes, and transactions with affiliates and require certain customary financial reports. It also requires compliance with financial ratios including a maximum leverage ratio, a maximum secured leverage ratio, a minimum amount of tangible net worth, a minimum fixed charge coverage ratio, a minimum unencumbered interest coverage ratio, and a maximum unsecured leverage ratio. As of December 31, 2017, we were in compliance with the covenants under the outstanding Senior Unsecured Notes.

5. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following as of December 31, 2017 and 2016 (amounts in thousands):

	2017	2016
Accrued capital expenditures	$71,769	$66,620
Accounts payable and accrued expenses	32,509	36,246
Payable to the estate of Leona M. Helmsley (1)	—	18,367
Interest rate swap agreements liability	436	5,591
Accrued interest payable	5,687	6,230
Due to affiliated companies	448	1,010
Total accounts payable and accrued expenses	$110,849	$134,064
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
We have agreements with our derivative counterparties that contain a provision where if we either default or are capable of being declared in default on any of our indebtedness, then we could also be declared in default on our derivative obligations. As of December 31, 2017, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $0.5 million. If we had breached any of these provisions at December 31, 2017, we could have been required to settle our obligations under the agreements at their termination value of $0.5 million.
As of December 31, 2017 and 2016, we had interest rate LIBOR swaps with an aggregate notional value of $265.0 million and $890.0 million, respectively. The notional value does not represent exposure to credit, interest rate or market risks. As of December 31, 2017, the fair value of this derivative instruments amounted to ($0.4 million) which is included in accounts payable and accrued expenses on the consolidated balance sheet. As of December 31, 2016, the fair value of these derivative instruments amounted to $0.6 million which is included in prepaid expenses and other assets and ($5.6 million) which is included in accounts payable and accrued expenses on the consolidated balance sheet. These interest rate swaps have been designated as cash flow hedges and hedge the future cash outflows on our mortgage debt and also on our term loan facility that is subject to a floating interest rate. As of December 31, 2017 and 2016, these cash flow hedges are deemed highly effective and a net unrealized loss of $10.5 million and $3.1 million, respectively, is reflected in the consolidated statements of comprehensive income (loss). Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on these debt. We estimate that $1.0 million of the current balance held in accumulated other comprehensive loss will be reclassified into interest expense within the next 12 months relating to the interest rate swap contract in effect as of December 31, 2017.
The table below summarizes the terms of agreements and the fair values of our derivative financial instruments as of December 31, 2017 and 2016 (dollar amounts in thousands):

						December 31, 2017		December 31, 2016
Derivative	Notional Amount	Receive Rate	Pay Rate	Effective Date	Expiration Date	Asset	Liability	Asset	Liability
Interest rate swap	$265,000	1 Month LIBOR	2.1485%	August 31, 2017	August 24, 2022	$—	$(436)	$—	$(1,634)
Interest rate swap (1)	100,000	3 Month LIBOR	2.5050%	July 5, 2017	July 5, 2027	—	—	—	(684)
Interest rate swap (1) (2)	80,000	3 Month LIBOR	2.5050%	July 5, 2017	July 5, 2027	—	—	—	(685)
Interest rate swap (1)	100,000	3 Month LIBOR	2.4860%	January 5, 2018	January 5, 2028	—	—	224	—
Interest rate swap (1)	100,000	3 Month LIBOR	2.4860%	January 5, 2018	January 5, 2028	—	—	223	—
Interest rate swap (1)	75,000	3 Month LIBOR	2.4860%	January 5, 2018	January 5, 2028	—	—	167	—
Interest rate swap (1)	75,000	3 Month LIBOR	2.7620%	June 1, 2018	June 1, 2028	—	—	—	(1,295)
Interest rate swap (1)	75,000	3 Month LIBOR	2.7620%	June 1, 2018	June 1, 2028	—	—	—	(1,293)
						$—	$(436)	$614	$(5,591)

(1)
During 2017, these swaps were terminated in connection with the refinancing of several of our mortgage debt (see Note 4 Debt). As of December 31, 2017, the deferred net losses from these terminated hedges amounted to $15.1 million which is included in accumulated other comprehensive loss relating to net unrealized loss from derivative financial instruments. We will reclassify into earnings, as an increase to interest expense, approximately $1.5 million per year over the 10-year terms of the related debt due 2027, from the balance that is included in accumulated other comprehensive income on the consolidated balance sheets.

(2)
During March 2017, $20.0 million of an original notional amount of $100.0 million was terminated. In connection with the partial termination and re-designation of the related cash flow hedges, $0.3 million is recognized as a loss from derivative financial instruments and included in Other Expenses on the consolidated statement of income for the year ended December 31, 2017. There were no losses from derivative financial instruments for the years ended December 31, 2016 and 2015.

The table below shows the effect of our derivative financial instruments designated as cash flow hedges on accumulated other comprehensive income (loss) for the years ended December 31, 2017, 2016 and 2015 (amounts in thousands):

Effects of Cash Flow Hedges	December 31, 2017	December 31, 2016	December 31, 2015
Amount of gain (loss) recognized in other comprehensive income (loss)	$(11,658)	$(3,054)	$(1,922)
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into interest expense	(1,142)	—	—

The table below shows the effect of our derivative financial instruments designated as cash flow hedges on the consolidated statements of income for the years ended December 31, 2017, 2016 and 2015 (amounts in thousands):

Effects of Cash Flow Hedges	December 31, 2017	December 31, 2016	December 31, 2015
Total interest (expense) presented on the consolidated statements of income in which the effects of cash flow hedges are recorded	$(68,473)	$(70,595)	$(65,743)
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into interest expense	(1,142)	—	—

Fair Valuation
The estimated fair values at December 31, 2017 and 2016 were determined by management, using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
The following tables summarize the carrying and estimated fair values of our financial instruments as of December 31, 2017 and 2016 (amounts in thousands):

	December 31, 2017
	Carrying Value	Estimated Fair Value
		Total	Level 1	Level 2	Level 3
Interest rate swaps included in prepaid expenses and other assets	$—	$—	$—	$—	$—
Interest rate swaps included in accounts payable and accrued expenses	436	436	—	436	—
Mortgage notes payable	717,164	707,300	—	—	707,300
Senior unsecured notes - Exchangeable	244,739	275,723	—	275,723	—
Senior unsecured notes - Series A, B, C, D, E and F	463,156	460,352	—	—	460,352
Unsecured term loan facility	263,662	265,000	—	—	265,000

	December 31, 2016
	Carrying Value	Estimated Fair Value
		Total	Level 1	Level 2	Level 3
Interest rate swaps included in prepaid expenses and other assets	$614	$614	$—	$614	$—
Interest rate swaps included in accounts payable and accrued expenses	5,591	5,591	—	5,591	—
Mortgage notes payable	759,016	755,640	—	—	755,640
Senior unsecured notes - Exchangeable	241,474	282,435	—	282,435	—
Senior unsecured notes - Series A, B, and C	348,914	339,274	—	—	339,274
Unsecured term loan facility	262,927	265,000	—	—	265,000
Disclosure about the fair value of financial instruments is based on pertinent information available to us as of December 31, 2017 and 2016. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

7. Rental Income
We lease various spaces to tenants over terms ranging from one to 21 years. Certain leases have renewal options for additional terms. The leases provide for base monthly rentals and reimbursements for real estate taxes, escalations linked to the consumer price index or common area maintenance known as operating expense escalation. Operating expense reimbursements are reflected in our consolidated statements of income as tenant expense reimbursement.

As of December 31, 2017, we were entitled to the following future contractual minimum lease payments on non-cancellable operating leases to be received which expire on various dates through 2038 (amounts in thousands):

2018	$463,110
2019	451,161
2020	413,745
2021	381,394
2022	351,431
Thereafter	1,649,567
$3,710,408
The above future minimum lease payments exclude tenant recoveries, amortization of deferred rent receivables and the net accretion of above-below-market lease intangibles. Some leases are subject to termination options generally upon payment of a termination fee. The preceding table is prepared assuming such options are not exercised.

8. Commitments and Contingencies
Legal Proceedings
Litigation
Except as described below, as of December 31, 2017, we were not involved in any material litigation, nor, to our knowledge, was any material litigation threatened against us or our properties, other than routine litigation arising in the ordinary course of business such as disputes with tenants. We believe that the costs and related liabilities, if any, which may result from such actions will not materially affect our condensed consolidated financial position, operating results or liquidity.

As previously disclosed, in October 2014, 12 former investors in Empire State Building Associates L.L.C. (“ESBA”), which prior to the initial public offering of our company (the "Offering"), owned the fee title to the Empire State Building, filed an arbitration with the American Arbitration Association against Peter L. Malkin, Anthony E. Malkin, Thomas N. Keltner, Jr., and our subsidiary ESRT MH Holdings LLC, the former supervisor of ESBA, as respondents. The statement of claim (also filed later in federal court in New York for the expressed purpose of tolling the statute of limitations) alleges breach of fiduciary duty and related claims in connection with the Offering and formation transactions and seeks monetary damages and declaratory relief. These investors had opted out of a prior class action bringing similar claims that was settled with court approval. The respondents filed an answer and counterclaims. In March 2015, the federal court action was stayed on consent of all parties pending the arbitration. Arbitration hearings for a select number of sessions started in May 2016 and are now scheduled through July 2018.

The respondents believe the allegations in the arbitration are entirely without merit, and they intend to continue to defend them vigorously.

Pursuant to indemnification agreements which were made with our directors, executive officers and chairman emeritus as part of our formation transactions, Anthony E. Malkin, Peter L. Malkin and Thomas N. Keltner, Jr. have defense and indemnity rights from us with respect to this arbitration.
Ground Lease Commitments
We make payments under ground leases related to three of our properties. Minimum rent is expensed on a straight-line basis over the non-cancellable term of the leases. The ground leases are due to expire between the years 2050 and 2077. Future minimum lease payments to be paid over the terms of the leases are as follows (amounts in thousands):

2018	$1,518
2019	1,518
2020	1,518
2021	1,518
2022	1,518
Thereafter	53,694
Total	$61,284

Unfunded Capital Expenditures
At December 31, 2017, we estimate that we will incur approximately $78.2 million of capital expenditures (including tenant improvements and leasing commissions) on our properties pursuant to existing lease agreements. We expect to fund these capital expenditures with operating cash flow, additional property level mortgage financings, our unsecured credit facility, cash on hand and other borrowings. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs. We expect that these financing requirements will be met in a similar fashion.

Concentration of Credit Risk
Financial instruments that subject us to credit risk consist primarily of cash and cash equivalents, restricted cash, tenant and other receivables and deferred rent receivables. At December 31, 2017, we held on deposit at various major financial institutions cash and cash equivalents and restricted cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation.

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
Major Customers and Other Concentrations
For the year ended December 31, 2017, other than five tenants who accounted for 6.3%, 3.2%, 2.9%, 2.1% and 2.0% of rental revenues, no other tenant in our portfolio accounted for more than 2.0% of rental revenues. For the year ended December 31, 2016, other than five tenants who accounted for 6.4%, 3.3%, 2.9%, 2.3% and 2.0% of rental revenues, no other tenant in our portfolio accounted for more than 2.0% of rental revenues. For the year ended December 31, 2015, other than three tenants who accounted for 6.7%, 3.5% and 2.0% of rental revenues, no other tenant in our portfolio accounted for more than 2.0% of rental revenues.
For the years ended December 31, 2017, 2016 and 2015, the six properties listed below accounted for the indicated percentage of total rental revenues. No other property accounted for more than 5.0% of total rental revenues.

	Year Ended December 31,
	2017	2016	2015
Empire State Building	32.0%	32.6%	31.4%
One Grand Central Place	13.1%	12.5%	12.2%
111 West 33rd Street	8.6%	6.8%	8.3%
1400 Broadway	7.4%	7.8%	7.7%
First Stamford Place	5.4%	6.4%	6.5%
250 West 57th Street	5.2%	5.3%	4.8%
Asset Retirement Obligations
We are required to accrue costs that we are legally obligated to incur on retirement of our properties which result from acquisition, construction, development and/or normal operation of such properties. Retirement includes sale, abandonment or disposal of a property. Under that standard, a conditional asset retirement obligation represents a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within a company’s control and a liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated. Environmental site assessments and investigations have identified asbestos or asbestos-containing building materials in certain of our properties. As of December 31, 2017, management has no plans to remove or alter these properties in a manner that would trigger federal and other applicable regulations for asbestos removal, and accordingly, the obligations to remove the asbestos or asbestos-containing building materials from these properties have indeterminable settlement dates. As such, we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligation. However ongoing asbestos abatement, maintenance programs and other required documentation are carried out as required and related costs are expensed as incurred.
Other Environmental Matters
Certain of our properties have been inspected for soil contamination due to pollutants, which may have occurred prior to our ownership of these properties or subsequently in connection with its development and/or its use. Required remediation to such properties has been completed and, as of December 31, 2017, management believes that there are no obligations related to environmental remediation other than maintaining the affected sites in conformity with the relevant authority’s mandates and filing the required documents. All such maintenance costs are expensed as incurred. We expect that resolution of the environmental matters relating to the above will not have a material impact on our business, assets, consolidated and combined financial condition, results of operations or liquidity. However, we cannot be certain that we have identified all environmental liabilities at our properties, that all necessary remediation actions have been or will be undertaken at our properties or that we will be indemnified, in full or at all, in the event that such environmental liabilities arise.
Insurance Coverage
We carry insurance coverage on our properties of types and in amounts with deductibles that we believe are in line with coverage customarily obtained by owners of similar properties.

Multiemployer Pension and Defined Contribution Plans
We contribute to a number of multiemployer defined benefit pension plans under the terms of collective bargaining agreements that cover our union-represented employees. The risks of participating in these multiemployer plans are different from single-employer plans in the following respects:

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

We participate in various unions. The union in which we have significant employees and costs is 32BJ.
32BJ
We participate in the Building Service 32BJ, ("Union"), Pension Plan and Health Plan. The Pension Plan is a multi-employer, non-contributory defined benefit pension plan that was established under the terms of collective bargaining agreements between the Service Employees International Union, Local 32BJ, the Realty Advisory Board on Labor Relations, Inc. and certain other employers. This Pension Plan is administered by a joint board of trustees consisting of union trustees and employer trustees and operates under employer identification number 13-1879376. The Pension Plan year runs from July 1 to June 30. Employers contribute to the Pension Plan at a fixed rate on behalf of each covered employee. Separate actuarial information regarding such pension plans is not made available to the contributing employers by the union administrators or trustees, since the plans do not maintain separate records for each reporting unit. However, on September 28, 2015, September 28, 2016 and September 28, 2017, the actuary certified that for the plan years beginning July 1, 2015, July 1, 2016 and July 1, 2017, respectively, the Pension Plan was in critical status under the Pension Protection Act of 2006. The Pension Plan trustees adopted a rehabilitation plan consistent with this requirement. For each of the years ended June 30, 2017, 2016 and 2015, the Pension Plan received contributions from employers totaling $257.8 million, $249.5 million and $242.3 million, respectively.
The Health Plan was established under the terms of collective bargaining agreements between the Union, the Realty Advisory Board on Labor Relations, Inc. and certain other employers. The Health Plan provides health and other benefits to eligible participants employed in the building service industry who are covered under collective bargaining agreements, or other written agreements, with the Union. The Health Plan is administered by a Board of Trustees with equal representation by the employers and the Union and operates under employer identification number 13-2928869. The Health Plan receives contributions in accordance with collective bargaining agreements or participation agreements. Generally, these agreements provide that the employers contribute to the Health Plan at a fixed rate on behalf of each covered employee. For the years ended June 30, 2017, 2016 and 2015, the Health Plan received contributions from employers totaling $1.3 billion, $1.2 billion and $1.1 billion, respectively.

Term of Collective Bargaining Agreement
The most recent collective bargaining agreement for Local 32BJ commenced from January 1, 2016 and runs through December 31, 2019.

Contributions
Contributions we made to the multi-employer plans for the years ended December 31, 2017, 2016 and 2015 are included in the table below (amounts in thousands):

	For the Year Ended December 31,
Benefit Plan	2017	2016	2015
Pension Plans (pension and annuity)*	$3,035	$3,155	$3,077
Health Plans**	8,551	8,280	8,296
Other***	856	542	619
Total plan contributions	$12,442	$11,977	$11,992

*	Pension plans include $0.9 million, $0.8 million and $0.7 million for the years ended 2017, 2016 and 2015, respectively, to multiemployer plans not discussed above.
** Health plans include $1.6 million, $1.6 million and $1.4 million for the years ended 2017, 2016 and 2015, respectively, to multiemployer plans not discussed above.
*** Other consists of union costs which were not itemized between pension and health plans. Other includes $0.2 million, $0.2 million and $0.2 million for the years ended 2017, 2016 and 2015, respectively, in connection with other multiemployer plans not discussed above.

Benefit plan contributions are included in property operating expenses in our consolidated statements of income.

9. Capital
During 2016, Q REIT Holding LLC, a Qatar Financial Centre limited liability company and a wholly owned subsidiary of the Qatar Investment Authority, a governmental authority of the State of Qatar ("QREIT", and together with any eligible transferee, "QIA"), purchased 29,610,854 newly issued ESRT Class A common shares at $21.00 per share, resulting in gross proceeds of $621.8 million. The proceeds were contributed to us and we issued 29,610,854 Series PR units to ESRT. At August 23, 2016, the 29,610,854 units were equivalent to a 9.9% economic interest in us. QIA has a top-up right to maintain their ownership stake at 9.9% over time.
As of December 31, 2017, there were approximately 300.4 million operating partnership units outstanding, of which approximately 161.5 million, or 53.8%, were owned by ESRT and approximately 138.9 million, or 46.2%, were owned by other partners, including ESRT directors, members of senior management and other employees.
Long-term incentive plan ("LTIP") units are a special class of partnership interests. Each LTIP unit awarded will be deemed equivalent to an award of one share of ESRT stock under the Empire State Realty Trust Inc. Empire State Realty OP, L.P. 2013 Equity Incentive Plan ("2013 Plan"), reducing the availability for other equity awards on a one-for-one basis. The vesting period for LTIP units, if any, will be determined at the time of issuance. Under the terms of the LTIP units, we will revalue for tax purposes its assets upon the occurrence of certain specified events, and any increase in valuation from the time of grant until such event will be allocated first to the holders of LTIP units to equalize the capital accounts of such holders with the capital accounts of unitholders. Subject to any agreed upon exceptions, once vested and having achieved parity with unitholders, LTIP units are convertible into operating partnership units on a one-for-one basis.
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
Private Perpetual Preferred Units

As of December 31, 2017, there were 1,560,360 Private Perpetual Preferred Units ("Preferred Units") which have a liquidation preference of $16.62 per unit and which are entitled to receive cumulative preferential annual cash distributions of $0.60 per unit payable in arrears on a quarterly basis. The Preferred Units are not redeemable at the option of the holders and are redeemable at our option only in the case of specific defined events.

Distributions
The following table summarizes the distributions paid on our operating partnership units for the years ended December 31, 2017, 2016 and 2015:

Record Date	Payment Date	Amount per Operating Partnership Unit
December 15, 2017	December 29, 2017	$0.105
September 15, 2017	September 29, 2017	$0.105
June 15, 2017	June 30, 2017	$0.105
March 15, 2017	March 31, 2017	$0.105

December 15, 2016	December 29, 2016	$0.105
September 19, 2016	September 30, 2016	$0.105
June 15, 2016	June 30, 2016	$0.105
March 16, 2016	March 31, 2016	$0.085

December 15, 2015	December 31, 2015	$0.085
September 15, 2015	September 30, 2015	$0.085
June 15, 2015	June 30, 2015	$0.085
March 13, 2015	March 31, 2015	$0.085
Total distributions paid to OP unitholders and Preferred unitholders during 2017, 2016 and 2015 totaled $127.0 million, $115.0 million and $91.9 million, respectively.

Incentive and Share-Based Compensation

The 2013 Plan provides for grants to our directors, employees and consultants of our company and ESRT consisting of stock options, restricted stock, dividend equivalents, stock payments, performance shares, LTIP units, stock appreciation rights and other incentive awards. An aggregate of approximately 12.2 million shares of ESRT common stock are authorized for issuance under awards granted pursuant to the 2013 Plan, and as of December 31, 2017, approximately 7.0 million shares of ESRT common stock remain available for future issuance.
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

LTIP units and ESRT restricted stock issued during the year ended December 31, 2017, 2016 and 2015 were valued at $19.4 million, $18.4 million and $6.6 million, respectively. The weighted-average per unit or share fair value was $13.77, $9.60 and $13.36 for grants issued in 2017, 2016 and 2015, respectively. The per unit or share granted in 2017 was estimated on the respective dates of grant using the following assumptions: an expected life of 2.8 years, a dividend rate of 2.05%, a risk-free interest rate of 1.55%, and an expected price volatility of 20.0%. The per unit or share granted in 2016 was estimated on the respective dates of grant using the following assumptions: an expected life of 2.8 years, a dividend rate of 2.10%, a risk-free interest rate of 0.84% and an expected price volatility of 24.0%. The per unit or share granted in 2015 was estimated on the respective dates of grant using the following assumptions: an expected life of 3.0 and 2.9 years, a dividend rate of 1.90%, a risk-free interest rate of 0.8% and 1.0%, and an expected price volatility between 24.0% and 29.0%.

No other stock options, dividend equivalents, or stock appreciation rights were issued or outstanding in 2017, 2016 and 2015.

The following is a summary of ESRT restricted stock and LTIP unit activity for the year ended December 31, 2017:

	ESRT Restricted Stock	LTIP Units	Weighted Average Grant Fair Value
Unvested balance at December 31, 2016	107,793	2,881,629	$10.01
Vested	(48,900)	(588,367)	11.97
Granted	34,407	1,372,574	13.77
Forfeited or unearned	(2,509)	(77,227)	5.36
Unvested balance at December 31, 2017	90,791	3,588,609	$11.20

The total fair value of LTIP units and restricted stock that vested during 2017, 2016 and 2015 was $7.6 million, $5.1 million and $3.5 million, respectively.
The LTIP unit and ESRT restricted stock award agreements will immediately vest when a grantee attains the (i) age of 60 and (ii) the date on which grantee has first completed ten years of continuous service with our company or its affiliates. For award agreements that qualify, we recognize noncash compensation expense on the grant date for the time-based awards and ratably over the vesting period for the performance-based awards, and accordingly we recognized $1.0 million, $0.7 million and $0.5 million for the years ended December 31, 2017, 2016 and 2015, respectively. Unrecognized compensation expense was $0.8 million at December 31, 2017, which will be recognized over a weighted average period of 2.2 years.
For the remainder of the LTIP unit and ESRT restricted stock awards, we recognize noncash compensation expense ratably over the vesting period, and accordingly, we recognized $13.1 million, $9.0 million and $5.0 million in noncash compensation expense for the years ended December 31, 2017, 2016 and 2015, respectively. Unrecognized compensation expense was $23.2 million at December 31, 2017, which will be recognized over a weighted average period of 2.3 years.
Earnings Per Unit
Earnings per unit for the years ended December 31, 2017, 2016 and 2015 is computed as follows (amounts in thousands, except per share amounts):

	For the Year Ended December 31,
	2017	2016	2015
Numerator:
Net income	$118,253	$107,250	$79,928
Private perpetual preferred unit distributions	(936)	(936)	(936)
Earnings allocated to unvested shares	(760)	(747)	(550)
Net income attributable to common unitholders - basic and diluted	$116,557	$105,567	$78,442

Denominator:
Weighted average units outstanding - basic	296,455	276,848	265,914
Effect of dilutive securities:
Stock-based compensation plans	775	454	—
Exchangeable senior notes	819	266	—
Weighted average shares outstanding - diluted	298,049	277,568	265,914

Earnings per unit - basic and diluted	$0.39	$0.38	$0.29
There were 834,267, 800,746 and 706,865 antidilutive shares and LTIP units for the years ended December 31, 2017, 2016 and 2015, respectively.

10. Related Party Transactions
QIA
Securities Purchase Agreement
On August 23, 2016, ESRT entered into a securities purchase agreement (the “Securities Purchase Agreement”) with QIA, pursuant to which QIA purchased from ESRT 29,610,854 shares (the “Shares”) of ESRT Class A common stock, par value $0.01 per share, at a purchase price of $21.00 per share. ESRT received approximately $621.8 million in gross proceeds at the closing for the purchase and sale of the Shares (the “Closing”). The proceeds were contributed to us and we issued 29,610,854 Series PR units to ESRT. The Shares represented a 9.9% fully diluted economic interest in us (inclusive of all outstanding common operating partnership units and long term incentive plan units).
Stockholders Agreement
In connection with the sale of the Shares to QIA, ESRT and QIA entered into a stockholders agreement, dated as of August 23, 2016 (the “Stockholders Agreement”), which sets forth certain rights and obligations of ESRT and QIA, relating to QIA’s ownership of ESRT's Class A common stock, including the following:
QIA could not transfer any Shares during the six-month period that followed the Closing, and not transfer more than 50% of the Shares during the period that began six months after the Closing and ended on the one-year anniversary of the Closing. All restrictions on transfer pursuant to the Stockholders Agreement have now lapsed.
QIA has agreed to limit its voting power on all matters coming before ESRT stockholders (whether at a meeting or by written consent) to no more than 9.9% of the total number of votes entitled to be cast on such matter. Any shares of ESRT Class A common stock held by QIA in excess of such 9.9% threshold will be voted in the same manner and proportion as the votes cast by all other stockholders on such matters. QIA granted ESRT's Board of Directors an irrevocable proxy to vote in such manner any shares of ESRT Class A common stock it holds in excess of such 9.9%. Further, QIA has agreed to vote all of its shares of ESRT Class A common stock up to the 9.9% threshold in favor of the election of each member of any slate of director nominees recommended by ESRT's Board of Directors.
In connection with any new issuance by us of common equity securities, for so long as QIA maintains at least a 5.0% fully diluted economic interest in ESRT and remains in material compliance with the terms of the Stockholders Agreement, QIA will have the right (but not the obligation) to purchase its pro rata share of such new equity securities in the form of newly issued shares of ESRT Class A common stock. These “top up” rights are generally exercisable on a quarterly basis, or sooner if we or ESRT issues new equity securities in an issuance in excess of $1.0 million.
For an initial period of five years from the date of the Closing, to the extent QIA remains in material compliance with the terms of the Stockholders Agreement, QIA will have the right of first offer to co-invest with ESRT as a joint venture partner in real estate investment opportunities initiated by ESRT where ESRT has elected, at its discretion, to seek a joint venture partner. The right of first offer period will be extended for a 30-month term if at least one joint venture transaction is consummated among ESRT and QIA during the initial five-year term, and will be extended for a further 30-month term if at least one joint venture transaction is consummated during such initial 30-month extension term.
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
Registration Rights Agreement
In connection with the sale of the Shares to QIA, ESRT and QIA entered into a registration rights agreement, dated as of August 23, 2016 (the “Registration Rights Agreement”), which required ESRT, among other things, to file with the SEC within 180 days following the Closing, a resale shelf registration statement providing for the resale of the Shares. ESRT filed the resale shelf registration statement with the SEC on February 2, 2017 and renewed it on August 3, 2017. In addition, QIA will be entitled to cause ESRT to include in the registration statement such additional “top up” shares of ESRT Class A common stock as QIA may acquire from time to time in the future, up to a 9.9% fully diluted economic interest in ESRT. The registration rights are subject to certain conditions and limitations, including restrictions on sales of shares by the holder in connection with certain public offerings and ESRT's right to delay or withdraw a registration statement under certain circumstances. ESRT will generally pay all registration expenses in connection with its obligations under the Registration Rights Agreement.
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
First, this agreement provides that our operating partnership will not sell, exchange, transfer or otherwise dispose of such protected assets, or any interest in a protected asset, until (i) October 7, 2025, with respect to one protected asset, First Stamford Place, and (ii) the later of (x) October 7, 2021 and (y) the death of both Peter L. Malkin and Isabel W. Malkin, who are 84 and 81 years old, respectively, for the three other protected assets, Metro Center, 10 Bank Street and 1542 Third Avenue, unless:
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
Registration Rights
We entered into a registration rights agreement with certain persons receiving shares of ESRT common stock or operating partnership units in the formation transactions, including certain members of ESRT's senior management team and our other continuing investors. In connection therewith, we have filed, and are obligated to maintain the effectiveness of, an automatically effective shelf registration statement, along with a prospectus supplement, with respect to, among other things, shares of ESRT Class A common stock that may be issued upon redemption of operating partnership units or issued upon conversion of shares of ESRT Class B common stock to continuing investors in the public existing entities. Pursuant to the registration rights agreement, under certain circumstances, ESRT will also be required to undertake an underwritten offering upon the written request of the Malkin Group, which we refer to as the holder, provided (i) the registrable shares to be registered in such offering will have a market value of at least $150.0 million, (ii) ESRT will not be obligated to effect more than two underwritten offerings during any 12-month period; and (iii) the holder will not have the ability to effect more than four underwritten offerings. In addition, if ESRT files a registration statement with respect to an underwritten offering for its own account or on behalf of the holder, the holder will have the right, subject to certain limitations, to register such number of registrable shares held by him, her or it as each such holder requests. With respect to underwritten offerings on behalf of the holder, ESRT will have the right to register such number of primary shares as it requests; provided, however, that if cut backs are required by the managing underwriters of such an offering, ESRT's primary shares shall be cutback first (but in no event will our shares be cut back to less than $25.0 million).
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

Excluded Properties and Businesses
The Malkin Group, including Anthony E. Malkin, our Chairman and Chief Executive Officer, owns non-controlling interests in, and Anthony E. Malkin and Peter L. Malkin control the general partners or managers of, the entities that own interests in seven multi-family properties, five net leased retail properties, (including one single tenant retail property in Greenwich, Connecticut), and a parcel that is being developed for residential use. The Malkin Group also owns non-controlling interests in one Manhattan office property, two Manhattan retail properties and several retail properties outside of Manhattan, none of which were contributed to us in the formation transactions. We refer to the non-controlling interests described above collectively as the excluded properties. In addition, the Malkin Group owns interests in two mezzanine and senior equity funds, an industrial fund, and five residential properties, and which we refer to collectively as the excluded businesses. Other than the Greenwich retail property, we do not believe that the excluded properties or the excluded businesses are consistent with our portfolio geographic or property type composition, management or strategic direction.
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
Services are and were provided by us to excluded properties and businesses. These transactions are reflected in our consolidated statements of income as third-party management and other fees.
We earned asset management (supervisory) and service fees from excluded properties and businesses of $1.1 million, $1.4 million and $1.8 million during the years ended December 31, 2017, 2016 and 2015, respectively.
We earned property management fees from excluded properties of $0.3 million, $0.4 million and $0.3 million during the years ended December 31, 2017, 2016 and 2015, respectively.
Other
We were reimbursed at allocable cost for 647 square feet of shared office space, equipment, and administrative support shared with us in our corporate offices, as was done prior to our formation, and we received rent generally at market rental rate for 3,074 square feet of leased space, from entities affiliated with Anthony E. Malkin at one of our properties. Total revenue aggregated $0.2 million and $0.2 million, for the years ended December 31, 2016 and 2015, respectively.
During August 2016, such entities moved from the previously shared office and leased spaces to relocate to a new 5,351 square foot leased space at one of our properties, paying rent generally at a market rental rate. Under such new lease, the tenant has the right to cancel such lease without special payment on 90 days’ notice. We now have a shared use agreement with such tenant, to occupy a portion of the leased premises as the office location for Peter L. Malkin, our chairman emeritus and employee, utilizing approximately 15% of the space, for which we pay an allocable pro rata share of the cost to such tenant. We also have agreements with these entities and excluded properties and businesses to provide them with general computer-related support. Total revenue aggregated $0.4 million and $0.1 million for the years ended December 31, 2017 and 2016, respectively.

During 2016 and in connection with our office move, Peter L. Malkin purchased miscellaneous furniture and artwork from us at their appraised value of $23,300. Remaining office furniture was disposed.
One of our directors, James D. Robinson IV, is a general partner in an investment fund, which owns more than a 10% economic and voting interest in one of our tenants, OnDeck Capital, with an annualized rent of $5.8 million and $5.7 million as of December 31, 2017 and 2016, respectively.

11. Income Taxes
TRS Holdings and Observatory TRS are taxable entities and their consolidated provision for income taxes consisted of the following for the years ended December 31, 2017, 2016 and 2015 (amounts in thousands):

	For the Year Ended December 31,
	2017	2016	2015
Current:
Federal	$(3,923)	$(3,632)	$(2,714)
State and local	(2,304)	(2,055)	(1,502)
Total current	(6,227)	(5,687)	(4,216)
Deferred:
Federal	(446)	(291)	169
State and local	—	(168)	98
Total deferred	(446)	(459)	267
Income tax expense	$(6,673)	$(6,146)	$(3,949)
In December 2017, the Tax Cuts and Jobs Act (the “TCJA”) was enacted. The TCJA includes a number of changes to existing U.S. tax laws, most notably a reduction of the U.S. corporate income tax rate from 35 percent to 21 percent, effective January 1, 2018. We measure deferred tax assets using enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid. Accordingly, our deferred tax assets were remeasured to reflect the reduction in the U.S. corporate income tax rate, resulting in a $0.4 million increase in income tax expense for the year ended December 31, 2017 and a corresponding decrease of the same amount in our deferred assets as of December 31, 2017.
    The effective income tax rate is 48.5%, 44.8% and 44.7% for the years ended December 31, 2017, 2016 and 2015, respectively. The actual tax provision differed from that computed at the federal statutory corporate rate as follows (amounts in thousands):

	For the Year Ended December 31,
	2017	2016	2015
Federal tax expense at 34% statutory rate	$(4,684)	$(4,629)	$(3,003)
State income taxes, net of federal benefit	(1,543)	(1,517)	(946)
Corporate income tax rate adjustment	(446)	—	—
Income tax expense	$(6,673)	$(6,146)	$(3,949)
The income tax effects of temporary differences that give rise to deferred tax assets are presented below as of December 31, 2017, 2016 and 2015 (amounts in thousands):

	2017	2016	2015
Deferred tax assets:
Deferred revenue on unredeemed observatory admission ticket sales	$1,395	$198	$267
Deferred tax assets at December 31, 2017, 2016 and 2015, respectively, are attributable to the inclusion of deferred revenue on Observatory admission ticket sales not redeemed at year-end in determining income for tax reporting purposes. No valuation allowance has been recorded against the deferred tax asset because the Company believes that the deferred tax asset will, more likely than not, be realized. This determination is based on the Observatory TRS’s anticipated future taxable income and the reversal of the deferred tax asset.

At December 31, 2017, 2016 and 2015, the TRS entities have no amount of unrecognized tax benefits.
For tax years 2017, 2016, 2015 and 2014, the United States federal and state tax returns are open for examination.
12. Segment Reporting
We have identified two reportable segments: (1) Real Estate and (2) Observatory. Our real estate segment includes all activities related to the ownership, management, operation, acquisition, repositioning and disposition of our real estate assets. Our observatory segment operates the 86th and 102nd floor observatories at the Empire State Building. These two lines of businesses are managed separately because each business requires different support infrastructures, provides different services and has dissimilar economic characteristics such as investments needed, stream of revenues and different marketing strategies. We account for intersegment sales and rents as if the sales or rents were to third parties, that is, at current market prices. We include our historical construction operation in "Other," and it includes all activities related to providing construction services to tenants and to other entities within and outside our company. As of March 27, 2015, we no longer solicited new business for our construction management business. We completed all projects that were in progress.

The following tables provide components of segment profit for each segment for the years ended December 31, 2017, 2016 and 2015, as reviewed by management (amounts in thousands):

	2017
	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Rental revenue	$483,944	$—	$—	$483,944
Intercompany rental revenue	77,646	—	(77,646)	—
Tenant expense reimbursement	73,679	—	—	73,679
Observatory revenue	—	127,118	—	127,118
Third-party management and other fees	1,400	—	—	1,400
Other revenue and fees	26,327	—	—	26,327
Total revenues	662,996	127,118	(77,646)	712,468
Operating expenses:
Property operating expenses	163,531	—	—	163,531
Intercompany rent expense	—	77,646	(77,646)	—
Ground rent expense	9,326	—	—	9,326
General and administrative expenses	50,315	—	—	50,315
Observatory expenses	—	30,275	—	30,275
Real estate taxes	102,466	—	—	102,466
Depreciation and amortization	160,630	80	—	160,710
Total operating expenses	486,268	108,001	(77,646)	516,623
Total operating income	176,728	19,117	—	195,845
Interest expense	(68,473)	—	—	(68,473)
Loss on early extinguishment of debt	(2,157)	—	—	(2,157)
Loss from derivative financial instruments	(289)	—	—	(289)
Income before income taxes	105,809	19,117	—	124,926
Income tax expense	(1,306)	(5,367)	—	(6,673)
Net income	$104,503	$13,750	$—	$118,253
Segment assets	$3,670,907	$260,440	$—	$3,931,347
Expenditures for segment assets	$191,541	$36,621	$—	$228,162

	2016
	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Rental revenue	$460,653	$—	$—	$460,653
Intercompany rental revenue	75,658	—	(75,658)	—
Tenant expense reimbursement	73,459	—	—	73,459
Observatory revenue	—	124,814	—	124,814
Third-party management and other fees	1,766	—	—	1,766
Other revenue and fees	17,293	15	—	17,308
Total revenues	628,829	124,829	(75,658)	678,000
Operating expenses:
Property operating expenses	153,850	—	—	153,850
Intercompany rent expense	—	75,658	(75,658)	—
Ground rent expense	9,326	—	—	9,326
General and administrative expenses	49,078	—	—	49,078
Observatory expenses	—	29,833	—	29,833
Real estate taxes	96,061	—	—	96,061
Acquisition expenses	98	—	—	98
Depreciation and amortization	154,817	394	—	155,211
Total operating expenses	463,230	105,885	(75,658)	493,457
Total operating income (loss)	165,599	18,944	—	184,543
Interest expense	(70,595)	—	—	(70,595)
Loss on early extinguishment of debt	(552)	—	—	(552)
Income before income taxes	94,452	18,944	—	113,396
Income tax expense	(1,361)	(4,785)	—	(6,146)
Net income	$93,091	$14,159	$—	$107,250
Segment assets	$3,641,844	$249,109	$—	$3,890,953
Expenditures for segment assets	$197,680	$—	$—	$197,680

	2015
	Real Estate	Observatory	Other	Intersegment Elimination	Total
Revenues:
Rental revenue	$447,784	$—	$—	$—	$447,784
Intercompany rental revenue	68,255	—	—	(68,255)	—
Tenant expense reimbursement	79,516	—	—	—	79,516
Observatory revenue	—	112,172	—	—	112,172
Construction revenue	—	—	5,696	(3,715)	1,981
Third-party management and other fees	2,133	—	—	—	2,133
Other revenue and fees	14,048	—	—	—	14,048
Total revenues	611,736	112,172	5,696	(71,970)	657,634
Operating expenses:
Property operating expenses	158,638	—	—	—	158,638
Intercompany rent expense	—	68,255	—	(68,255)	—
Ground rent expense	9,326	—	—	—	9,326
General and administrative expenses	38,073	—	—	—	38,073
Observatory expenses	—	32,174	—	—	32,174
Construction expenses	—	—	6,539	(3,317)	3,222
Real estate taxes	93,165	—	—	—	93,165
Acquisition expenses	193	—	—	—	193
Depreciation and amortization	171,035	338	101	—	171,474
Total operating expenses	470,430	100,767	6,640	(71,572)	506,265
Total operating income (loss)	141,306	11,405	(944)	(398)	151,369
Interest expense	(65,743)	—	—	—	(65,743)
Loss on early extinguishment of debt	(1,749)	—	—	—	(1,749)
Income (loss) before income taxes	73,814	11,405	(944)	(398)	83,877
Income tax (expense) benefit	(1,498)	(2,791)	340	—	(3,949)
Net income	$72,316	$8,614	$(604)	$(398)	$79,928
Segment assets	$3,058,250	$241,511	$889	$—	$3,300,650
Expenditures for segment assets	$156,543	$211	$—	$—	$156,754

13. Summary of Quarterly Financial Information (unaudited)

The quarterly results of operations of our company for the years ended December 31, 2017, 2016 and 2015 are as follows (amounts in thousands):

	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Revenues	$164,954	$177,124	$187,320	$183,070
Operating income	$36,666	$51,434	$56,781	$50,964
Net income	$19,145	$31,359	$35,489	$32,260
Net income attributable to common unitholders	$18,911	$31,125	$35,255	$32,026
Net income per share attributable to common unitholders:
Basic and diluted	$0.06	$0.10	$0.12	$0.11

	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Revenues	$157,074	$165,815	$175,848	$179,263
Operating income	$34,114	$44,192	$53,586	$52,651
Net income	$16,705	$24,640	$32,897	$33,008
Net income attributable to common unitholders	$16,471	$24,406	$32,663	$32,774
Net income per share attributable to common unitholders:
Basic and diluted	$0.06	$0.09	$0.12	$0.11

	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Revenues	$151,882	$164,773	$175,779	$165,200
Operating income	$23,757	$45,039	$45,343	$37,230
Net income	$7,888	$26,585	$26,085	$19,370
Net income attributable to common unitholders	$7,654	$26,351	$25,851	$19,136
Net income per share attributable to common unitholders:
Basic and diluted	$0.03	$0.10	$0.10	$0.07

14. Subsequent Events
None.

Empire State Realty OP, L.P.
Schedule II—Valuation and Qualifying Accounts
(amounts in thousands)

Description	Balance At Beginning of Year	Additions Charged Against Operations	Uncollectible Accounts Written-Off	Balance at End of Year
Year ended December 31, 2017
Allowance for doubtful accounts	$3,723	$(1,650)	$(466)	$1,607
Year ended December 31, 2016
Allowance for doubtful accounts	$3,037	$908	$(222)	$3,723
Year ended December 31, 2015
Allowance for doubtful accounts	$1,847	$1,298	$(108)	$3,037

Empire State Realty OP, L.P.
Schedule III—Real Estate and Accumulated Depreciation
(amounts in thousands)

			Initial Cost to the Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at which Carried at 12/31/17
Development	Type	Encumbrances	Land	Building & Improvements	Improvements	Carrying Costs	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on which depreciation in latest income statement is computed
111 West 33rd Street, New York, NY	office / retail	$84,085	$13,630	$244,461	$76,316	n/a	$13,630	$320,777	$334,407	$(31,591)	1954	2014	various
1400 Broadway, New York, NY	office / retail	76,085	—	96,338	28,738	—	—	125,076	125,076	(27,287)	1930	2014	various
1333 Broadway, New York, NY	office / retail	66,590	91,435	120,190	6,143	n/a	91,435	126,333	217,768	(18,481)	1915	2013	various
1350 Broadway, New York, NY	office / retail	37,410	—	102,518	21,601	—	—	124,119	124,119	(19,330)	1929	2013	various
250 West 57th Street, New York, NY	office/ retail	—	2,117	5,041	113,414	n/a	2,117	118,455	120,572	(32,729)	1921	1953	various
501 Seventh Avenue, New York, NY	office/ retail	—	1,100	2,600	92,032	n/a	1,100	94,632	95,732	(39,550)	1923	1950	various
1359 Broadway, New York, NY	office/ retail	—	1,233	1,809	55,853	n/a	1,233	57,662	58,895	(24,867)	1924	1953	various
350 Fifth Avenue (Empire State Building), New York, NY	office/ retail	—	21,551	38,934	803,025	n/a	21,551	841,959	863,510	(174,484)	1930	2013	various
One Grand Central Place, New York, NY	office/ retail	—	7,240	17,490	216,947	n/a	7,222	234,455	241,677	(98,280)	1930	1954	various
First Stamford Place, Stamford, CT	office	178,378	22,952	122,739	53,718	n/a	24,862	174,547	199,409	(76,114)	1986	2001	various
One Station Place, Stamford, CT (Metro Center)	office	93,606	5,313	28,602	13,489	n/a	5,313	42,091	47,404	(29,225)	1987	1984	various
383 Main Avenue, Norwalk, CT	office	29,572	2,262	12,820	17,534	n/a	2,262	30,354	32,616	(11,933)	1985	1994	various
500 Mamaroneck Avenue, Harrison, NY	office	—	4,571	25,915	22,393	n/a	4,571	48,308	52,879	(21,928)	1987	1999	various
10 Bank Street, White Plains, NY	office	34,092	5,612	31,803	17,042	n/a	5,612	48,845	54,457	(19,441)	1989	1999	various
10 Union Square, New York, NY	retail	48,966	5,003	12,866	1,787	n/a	5,003	14,653	19,656	(7,359)	1987	1996	various
1542 Third Avenue, New York, NY	retail	29,384	2,239	15,266	424	n/a	2,239	15,690	17,929	(7,347)	1991	1999	various
1010 Third Avenue, New York, NY and 77 West 55th Street, New York, NY	retail	38,996	4,462	15,817	783	n/a	4,462	16,600	21,062	(8,166)	1962	1998	various
69-97 Main Street, Westport, CT	retail	—	2,782	15,766	943	n/a	2,782	16,709	19,491	(6,679)	1922	2003	various
103-107 Main Street, Westport, CT	retail	—	1,243	7,043	182	n/a	1,260	7,208	8,468	(2,109)	1900	2006	various
Property for development at the Transportation Hub in Stamford CT	land	—	4,542	—	7,986	—	12,528	—	12,528	—	n/a	n/a	n/a
Totals		$717,164	$199,287	$918,018	$1,550,350	$—	$209,182	$2,458,473	$2,667,655	$(656,900)

Empire State Realty OP, L.P.
Notes to Schedule III—Real Estate and Accumulated Depreciation
(amounts in thousands)
1. Reconciliation of Investment Properties
The changes in our investment properties for the years ended December 31, 2017, 2016 and 2015 are as follows:

	2017	2016	2015
Balance, beginning of year	$2,458,629	$2,276,330	$2,139,863
Acquisition of new properties	—	—	—
Improvements	228,162	197,680	156,754
Disposals	(19,136)	(15,381)	(20,287)
Balance, end of year	$2,667,655	$2,458,629	$2,276,330
The unaudited aggregate cost of investment properties for federal income tax purposes as of December 31, 2017 was $2,305,283.
2. Reconciliation of Accumulated Depreciation
The changes in our accumulated depreciation for the years ended December 31, 2017, 2016 and 2015 are as follows:

	2017	2016	2015
Balance, beginning of year	$556,546	$465,584	$377,552
Depreciation expense	119,490	106,343	108,319
Disposals	(19,136)	(15,381)	(20,287)
Balance, end of year	$656,900	$556,546	$465,584
Depreciation of investment properties reflected in the combined statements of income is calculated over the estimated original lives of the assets as follows:

Buildings	39 years
Building improvements	39 years or useful life
Tenant improvements	Term of related lease