Form 10-Q
period 2018-03-31
Empire State Realty OP, L.P.
filed 2018-05-03
CIK 1553079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2018

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
As of April 30, 2018, there were 31,983,211 units of the Registrant Series ES operating partnership units outstanding, 8,647,529 units of the Series 60 operating partnership units outstanding, and 4,310,506 units of the Series 250 operating partnership units outstanding.

ITEM 1. FINANCIAL STATEMENTS
Empire State Realty OP, L.P.
Condensed Consolidated Balance Sheets
(amounts in thousands, except unit and per unit amounts)

	March 31, 2018	December 31, 2017
ASSETS	(unaudited)
Commercial real estate properties, at cost:
Land	$201,196	$201,196
Development costs	7,986	7,986
Building and improvements	2,495,901	2,458,473
	2,705,083	2,667,655
Less: accumulated depreciation	(678,250)	(656,900)
Commercial real estate properties, net	2,026,833	2,010,755
Cash and cash equivalents	690,471	464,344
Restricted cash	61,699	65,853
Tenant and other receivables, net of allowance of $1,128 and $1,422 in 2018 and 2017, respectively	25,156	28,329
Deferred rent receivables, net of allowance of $0 and $185 in 2018 and 2017, respectively	184,667	178,629
Prepaid expenses and other assets	39,393	61,028
Deferred costs, net	255,844	262,701
Acquired below-market ground leases, net	366,271	368,229
Goodwill	491,479	491,479
Total assets	$4,141,813	$3,931,347
LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable, net	$610,826	$717,164
Senior unsecured notes, net	1,043,677	707,895
Unsecured term loan facility, net	263,777	263,662
Unsecured revolving credit facility	—	—
Accounts payable and accrued expenses	106,830	110,849
Acquired below-market leases, net	62,418	66,047
Deferred revenue and other liabilities	37,499	40,907
Tenants’ security deposits	43,448	47,086
Total liabilities	2,168,475	1,953,610
Commitments and contingencies
Capital:
Private perpetual preferred units, $16.62 per unit liquidation preference, 1,560,360 issued and outstanding in 2018 and 2017	8,004	8,004
Series PR operating partnership units:
ESRT partner's capital (3,029,964 and 3,004,095 general partner operating partnership units and 161,339,246 and 158,472,949 limited partner operating partnership units outstanding in 2018 and 2017, respectively)	1,173,529	1,168,282
Limited partners' interests (93,222,019 and 91,759,741 limited partner operating partnership units outstanding in 2018 and 2017, respectively)	770,698	778,279
Series ES operating partnership units (32,383,207 and 33,774,678 limited partner operating partnership units outstanding in 2018 and 2017, respectively)	15,578	17,132
Series 60 operating partnership units (8,695,899 and 8,987,931 limited partner operating partnership units outstanding in 2018 and 2017, respectively)	3,633	3,992
Series 250 operating partnership units (4,326,024 and 4,410,093 limited partner operating partnership units outstanding in 2018 and 2017, respectively)	1,896	2,048
Total capital	1,973,338	1,977,737
Total liabilities and capital	$4,141,813	$3,931,347
The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty OP, L.P.
Condensed Consolidated Statements of Income
(unaudited)
(amounts in thousands, except per unit amounts)

	Three Months Ended March 31,
	2018	2017
Revenues:
Rental revenue	$122,311	$117,113
Tenant expense reimbursement	17,794	15,974
Observatory revenue	21,249	20,940
Lease termination fees	622	7,938
Third-party management and other fees	463	351
Other revenue and fees	6,057	2,638
Total revenues	168,496	164,954
Operating expenses:
Property operating expenses	44,185	42,210
Ground rent expenses	2,331	2,331
General and administrative expenses	12,628	11,088
Observatory expenses	7,336	7,255
Real estate taxes	26,744	24,558
Depreciation and amortization	39,883	40,846
Total operating expenses	133,107	128,288
Total operating income	35,389	36,666
Other expenses:
Interest expense	(17,591)	(17,742)
Loss from derivative financial instruments	—	(247)
Income before income taxes	17,798	18,677
Income tax benefit	260	468
Net income	18,058	19,145
Private perpetual preferred unit distributions	(234)	(234)
Net income attributable to common unitholders	$17,824	$18,911

Total weighted average units:
Basic	296,824	296,388
Diluted	296,827	297,962

Earnings per unit attributable to common unitholders:
Basic	$0.06	$0.06
Diluted	$0.06	$0.06

Dividends per unit	$0.105	$0.105

The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty OP, L.P.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2018	2017
Net income	$18,058	$19,145
Other comprehensive income:
Unrealized gain on valuation of interest rate swap agreements	4,180	1,394
Less amount reclassified into interest expense	599	—
Other comprehensive income	4,779	1,394
Comprehensive income	$22,837	$20,539

The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty OP, L.P.
Condensed Consolidated Statements of Capital
For The Three Months Ended March 31, 2018
(unaudited)
(amounts in thousands)

			Series PR Operating Partnership Units				Series ES Operating Partnership Units Limited Partners		Series 60 Operating Partnership Units Limited Partners		Series 250 Operating Partnership Units Limited Partners
			General Partner		Limited Partners
	Private Perpetual Preferred Units	Private Perpetual Preferred Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Total Capital
Balance at December 31, 2017	1,560	$8,004	161,477	$1,168,282	91,760	$778,279	33,774	$17,132	8,988	$3,992	4,410	$2,048	$1,977,737
Conversion of operating partnership units to ESRT Partner's Capital	—	—	2,866	10,089	(1,098)	(9,277)	(1,391)	(657)	(293)	(119)	(84)	(36)	—
Equity compensation	—	—	26	(22)	2,560	4,577	—	—	—	—	—	—	4,555
Distributions	—	(234)		(17,207)	—	(9,549)	—	(3,428)	—	(918)	—	(455)	(31,791)
Net income	—	234	—	9,768	—	5,258	—	1,996	—	535	—	267	18,058
Other comprehensive income (loss)	—	—	—	2,619	—	1,410	—	535	—	143	—	72	4,779
Balance at March 31, 2018	1,560	$8,004	164,369	$1,173,529	93,222	$770,698	32,383	$15,578	8,695	$3,633	4,326	$1,896	$1,973,338

The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty OP, L.P.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2018	2017
Cash Flows From Operating Activities
Net income	$18,058	$19,145
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,883	40,846
Amortization of non-cash items within interest expense	993	225
Amortization of acquired above- and below-market leases, net	(1,168)	(1,428)
Amortization of acquired below-market ground leases	1,958	1,958
Straight-lining of rental revenue	(5,853)	(5,931)
Equity based compensation	4,555	3,154
Unrealized loss from derivative financial instruments	—	104
Increase (decrease) in cash flows due to changes in operating assets and liabilities:
Security deposits	(3,637)	15
Tenant and other receivables	2,989	1,963
Deferred leasing costs	(7,372)	(7,733)
Prepaid expenses and other assets	25,738	17,867
Accounts payable and accrued expenses	(4,176)	(8,141)
Deferred revenue and other liabilities	(3,408)	(1,115)
Net cash provided by operating activities	68,560	60,929
Cash Flows From Investing Activities
Development costs	—	(26)
Additions to building and improvements	(44,112)	(47,040)
Net cash used in investing activities	(44,112)	(47,066)

The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty OP, L.P.
Condensed Consolidated Statements of Cash Flows (continued)
(unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2018	2017
Cash Flows From Financing Activities
Proceeds from mortgage notes payable	160,000	—
Repayment of mortgage notes payable	(263,863)	(3,167)
Proceeds from unsecured senior notes	335,000	—
Deferred financing costs	(1,821)	(45)
Distributions	(31,791)	(31,630)
Net cash provided (used in) by financing activities	197,525	(34,842)
Net increase (decrease) in cash and cash equivalents and restricted cash	221,973	(20,979)
Cash and cash equivalents and restricted cash—beginning of period	530,197	615,885
Cash and cash equivalents and restricted cash—end of period	$752,170	$594,906

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	464,344	554,371
Restricted cash at beginning of period	65,853	61,514
Cash and cash equivalents and restricted cash at beginning of period	530,197	615,885

Cash and cash equivalents at end of period	690,471	532,442
Restricted cash at end of period	61,699	62,464
Cash and cash equivalents and restricted cash at end of period	752,170	594,906

Supplemental disclosures of cash flow information:
Cash paid for interest	$16,989	$19,073
Cash paid for income taxes	$659	$507

Non-cash investing and financing activities:
Building and improvements included in accounts payable and accrued expenses	$74,008	$67,614
Derivative instruments at fair values included in prepaid expenses and other assets	4,103	1,547
Derivative instruments at fair values included in accounts payable and accrued expenses	—	5,234
Conversion of limited partners' operating partnership units to ESRT partner's capital	10,089	7,809

The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty OP, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Description of Business and Organization
As used in these condensed consolidated financial statements, unless the context otherwise requires, “we,” “us,” "our," and the "company,” mean Empire State Realty OP, L.P. and its consolidated subsidiaries.
Empire State Realty OP, L.P. (the "Operating Partnership") is the entity through which Empire State Realty Trust, Inc. (“ESRT”), a self-administered and self-managed real estate investment trust ("REIT"), conducts all of its business and owns (either directly or through subsidiaries) substantially all of its assets. We own, manage, operate, acquire and reposition office and retail properties in Manhattan and the greater New York metropolitan area. As of March 31, 2018, our total portfolio contained 10.1 million rentable square feet of office and retail space. We owned 14 office properties (including three long-term ground leasehold interests) encompassing approximately 9.4 million rentable square feet of office space. Nine of these properties are located in the midtown Manhattan market and aggregate approximately 7.6 million rentable square feet of office space, including the Empire State Building. Our Manhattan office properties also contain an aggregate of 506,352 rentable square feet of retail space on their ground floor and/or contiguous levels. Our remaining five office properties are located in Fairfield County, Connecticut and Westchester County, New York, encompassing in the aggregate approximately 1.9 million rentable square feet. The majority of square footage for these five properties is located in densely populated metropolitan communities with immediate access to mass transportation. Additionally, we have entitled land at the Stamford Transportation Center in Stamford, Connecticut, adjacent to one of our office properties, that will support the development of an approximately 380,000 rentable square foot office building and garage. As of March 31, 2018, our portfolio included four standalone retail properties located in Manhattan and two standalone retail properties located in the city center of Westport, Connecticut, encompassing 205,708 rentable square feet in the aggregate.
We were organized as a Delaware limited partnership on November 28, 2011 and operations commenced upon completion of the initial public offering of ESRT’s Class A common stock and related formation transactions on October 7, 2013. ESRT, as the sole general partner in our company, has responsibility and discretion in the management and control of our company, and our limited partners, in such capacity, have no authority to transact business for, or participate in the management activities, of our company. As of March 31, 2018, ESRT owned approximately 54.2% of our operating partnership units.
2. Summary of Significant Accounting Policies
There have been no material changes to the summary of significant accounting policies included in the section entitled "Summary of Significant Accounting Policies" in our December 31, 2017 Annual Report on Form 10-K.

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
    The results of operations for the periods presented are not necessarily indicative of the results that may be expected for the corresponding full years. These financial statements should be read in conjunction with the financial statements and accompanying notes included in the financial statements for the year ended December 31, 2017 contained in our Annual Report on Form 10-K. We do not consider our business to be subject to material seasonal fluctuations, except that our observatory business is subject to tourism seasonality. During the past ten years, approximately 16.0% to 18.0% of our annual observatory revenue was realized in the first quarter, 26.0% to 28.0% was realized in the second quarter, 31.0% to 33.0% was realized in the third quarter and 23.0% to 25.0% was realized in the fourth quarter.
We consolidate entities in which we have a controlling financial interest.  In determining whether we have a controlling financial interest in a partially owned entity and the requirement to consolidate the accounts of that entity, we consider factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partners/members.  For variable interest entities ("VIE"), we consolidate the entity if we are deemed to have a variable interest in the entity and through that interest we are deemed the primary beneficiary. The primary beneficiary of a VIE is the entity that has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. The primary beneficiary is required to consolidate the VIE. We had no VIEs as of March 31, 2018 and December 31, 2017.
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
Reclassification
Certain prior year balances have been reclassified to conform to our current year presentation. The prior year balances of other revenues and interest expense have been reclassified to separately present lease termination fees and loss on early extinguishment of debt, respectively.
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
During January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which contain amendments to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in ASU No. 2017-01 provide a screen to determine when an integrated set of assets and activities (collectively referred to as a “set”) is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. Real estate acquisitions that do not meet the definition of a business will be accounted for as asset acquisitions and the corresponding acquisition costs will be capitalized rather than expensed. These amendments narrow the definition of the term output so that the term is consistent with how outputs are described in Topic 606, Revenue from Contracts with Customers. ASU No. 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The amendments are applied prospectively on or after the effective date. No disclosures are required at transition. We believe that acquisitions of real estate properties will generally be considered asset acquisitions.
During November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which contain amendments that require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU No. 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We adopted this standard on January 1, 2018 using a retrospective transition method. The adoption did not have a material impact on our consolidated financial statements.
During August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU No. 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We adopted this standard on January 1, 2018 using a retrospective transition method. The adoption did not have a material impact on our consolidated financial statements.
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
During February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires that a lessee recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. ASU No. 2016-02 leaves the accounting for leases by lessors largely unchanged from previous GAAP. ASU No. 2016-02 will be effective for fiscal years beginning after December 15, 2018 and subsequent interim periods. The new standard must be adopted using a modified retrospective transition, and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. This ASU is expected to result in the recognition of a right-to-use asset and related liability to account for our future obligations under our ground lease agreements for which we are the lessee. As of March 31, 2018, the remaining contractual payments under our ground lease agreements aggregated $60.9 million. In addition, under ASU 2016-02, lessors may only capitalize incremental direct leasing costs. As a result, we expect that we will no longer capitalize our internal leasing costs and instead will expense these costs as incurred. These costs totaled $2.6 million for the year ended December 31, 2017. We continue to evaluate the impact of adopting this new accounting standard on our consolidated financial statements.
During May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which replaces all current GAAP guidance related to revenue recognition and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We adopted this standard on January 1, 2018 and it did not have a material impact on our consolidated financial statements.

3. Deferred Costs, Acquired Lease Intangibles and Goodwill
Deferred costs, net, consisted of the following as of March 31, 2018 and December 31, 2017 (amounts in thousands):

	March 31, 2018	December 31, 2017
Leasing costs	$166,908	$164,751
Acquired in-place lease value and deferred leasing costs	227,086	237,364
Acquired above-market leases	63,191	67,415
	457,185	469,530
Less: accumulated amortization	(209,143)	(215,102)
Total deferred costs, net, excluding net deferred financing costs	$248,042	$254,428
At March 31, 2018 and December 31, 2017, $7.8 million and $8.3 million, respectively, of net deferred financing costs associated with the unsecured revolving credit facility was included in deferred costs, net on the condensed consolidated balance sheet.
Amortization expense related to deferred leasing costs and acquired deferred leasing costs was $6.2 million and $6.2 million for the three months ended March 31, 2018 and 2017, respectively. Amortization expense related to acquired lease intangibles was $3.4 million and $4.4 million for the three months ended March 31, 2018 and 2017, respectively.
Amortizing acquired intangible assets and liabilities consisted of the following as of March 31, 2018 and December 31, 2017 (amounts in thousands):

	March 31, 2018	December 31, 2017
Acquired below-market ground leases	$396,916	$396,916
Less: accumulated amortization	(30,645)	(28,687)
Acquired below-market ground leases, net	$366,271	$368,229

	March 31, 2018	December 31, 2017
Acquired below-market leases	$(124,615)	$(132,026)
Less: accumulated amortization	62,197	65,979
Acquired below-market leases, net	$(62,418)	$(66,047)

Rental revenue related to the amortization of below-market leases, net of above-market leases, was $1.2 million and $1.4 million for the three months ended March 31, 2018 and 2017, respectively.
As of March 31, 2018, we had goodwill of $491.5 million. Goodwill was allocated $227.5 million to the observatory reportable segment and $264.0 million to the real estate segment.

4. Debt
Debt consisted of the following as of March 31, 2018 and December 31, 2017 (amounts in thousands):

	Principal Balance		As of March 31, 2018
	March 31, 2018	December 31, 2017	Stated Rate	Effective Rate(1)	Maturity Date(2)
Mortgage debt collateralized by:
Fixed rate mortgage debt
Metro Center	$93,428	$93,948	3.59%	3.68%	11/5/2024
10 Union Square	50,000	50,000	3.70%	3.97%	4/1/2026
1542 Third Avenue	30,000	30,000	4.29%	4.54%	5/1/2027
First Stamford Place(3)	180,000	180,000	4.28%	4.39%	7/1/2027
1010 Third Avenue and 77 West 55th Street	39,534	39,710	4.01%	4.22%	1/5/2028
10 Bank Street	34,399	34,602	4.23%	4.35%	6/1/2032
383 Main Avenue	30,000	30,000	4.44%	4.55%	6/30/2032
1333 Broadway	160,000	66,602	4.21%	4.21%	2/5/2033
1400 Broadway
(first lien mortgage loan)	—	66,632	—	—	—
(second lien mortgage loan)	—	9,172	—	—	—
111 West 33rd Street
(first lien mortgage loan)	—	74,045	—	—	—
(second lien mortgage loan)	—	9,369	—	—	—
1350 Broadway	—	37,144	—	—	—
Total mortgage debt	617,361	721,224
Senior unsecured notes - exchangeable	250,000	250,000	2.63%	3.93%	8/15/2019
Senior unsecured notes:(6)
Series A	100,000	100,000	3.93%	3.96%	3/27/2025
Series B	125,000	125,000	4.09%	4.12%	3/27/2027
Series C	125,000	125,000	4.18%	4.21%	3/27/2030
Series D	115,000	115,000	4.08%	4.11%	1/22/2028
Series E	160,000	—	4.26%	4.26%	3/22/2030
Series F	175,000	—	4.44%	4.44%	3/22/2033
Unsecured revolving credit facility(6)	—	—	(4)	(4)	8/29/2021
Unsecured term loan facility(6)	265,000	265,000	(5)	(5)	8/29/2022
Total principal	1,932,361	1,701,224
Unamortized discount, net of unamortized premium	(3,651)	(3,370)
Deferred financing costs, net	(10,430)	(9,133)
Total	$1,918,280	$1,688,721
______________

(1)	The effective rate is the yield as of March 31, 2018, including the effects of debt issuance costs and the amortization of the fair value of debt adjustment.

(2)	Pre-payment is generally allowed for each loan upon payment of a customary pre-payment penalty.

(3)	Represents a $164 million mortgage loan bearing interest at 4.09% and a $16 million loan bearing interest at 6.25%.

(4)	At March 31, 2018, the unsecured revolving credit facility bears a floating rate at 30 day LIBOR plus 1.10%. The rate at March 31, 2018 was 2.98%.

(5)
The unsecured term loan facility bears a floating rate at 30 day LIBOR plus 1.20%. Pursuant to an interest rate swap agreement, the LIBOR rate is fixed at 2.1485% through maturity. The rate at March 31, 2018 was 3.35%.

(6)	At March 31, 2018, we were in compliance with all debt covenants.

Mortgage Debt
During January 2018, we refinanced and increased our mortgage debt on 1333 Broadway from $66.6 million to $160.0 million, due February 2033 with interest fixed at 4.21%. A portion of this increase was applied to release the $75.8 million mortgage lien on 1400 Broadway.

Principal Payments
Aggregate required principal payments at March 31, 2018 are as follows (amounts in thousands):

Year	Amortization	Maturities	Total
2018	$2,749	$—	$2,749
2019	3,790	250,000	253,790
2020	3,938	—	3,938
2021	4,090	—	4,090
2022	5,628	265,000	270,628
Thereafter	41,744	1,355,422	1,397,166
Total	$61,939	$1,870,422	$1,932,361

Deferred Financing Costs
Deferred financing costs, net, consisted of the following at March 31, 2018 and December 31, 2017 (amounts in thousands):

	March 31, 2018	December 31, 2017
Financing costs	$25,587	$24,446
Less: accumulated amortization	(7,364)	(7,039)
Total deferred financing costs, net	$18,223	$17,407
At March 31, 2018 and December 31, 2017, $7.8 million and $8.3 million, respectively, of net deferred financing costs associated with the unsecured revolving credit facility was included in deferred costs, net on the condensed consolidated balance sheet.
Amortization expense related to deferred financing costs was $1.0 million and $1.3 million for the three months ended March 31, 2018 and 2017, respectively, and was included in interest expense.

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

Exchangeable Senior Notes

Issued in August 2014, the $250.0 million 2.625% Exchangeable Senior Notes (“2.625% Exchangeable Senior Notes”) are due August 15, 2019. The 2.625% Exchangeable Senior Notes will be exchangeable into cash, shares of Class A common stock or a combination of cash and shares of Class A common stock, at our election. We have asserted that it is our intent and ability to settle the principal amount of the 2.625% Exchangeable Senior Notes in cash. As of March 31, 2018, the exchange rate of the 2.625% Exchangeable Senior Notes was 51.8215 shares per $1,000 principal amount of notes (equivalent to an initial exchange price of approximately $19.30 per share of Class A common stock), subject to adjustment, as described in the related indenture governing the 2.625% Exchangeable Senior Notes.

For the three months ended March 31, 2018, total interest expense related to the 2.625% Exchangeable Senior Notes was $2.4 million consisting of (i) the contractual interest expense of $1.6 million, (ii) the additional non-cash interest expense of $0.7 million relating to the accretion of the debt discount, and (iii) the amortization of deferred financing costs of $0.1 million. For the three months ended March 31, 2017, total interest expense related to the 2.625% Exchangeable Senior Notes was $2.4 million consisting of (i) the contractual interest expense of $1.6 million, (ii) the additional non-cash interest expense of $0.7 million relating to the accretion of the debt discount, and (iii) the amortization of deferred financing costs of $0.1 million.

Senior Unsecured Notes

During December 2017, we entered into an agreement to issue and sell an aggregate principal amount of $450.0 million of senior unsecured notes consisting of $115.0 million of 4.08% Series D Senior Notes due 2028, $160.0 million of 4.26% Series E Senior Notes due 2030, and $175.0 million of 4.44% Series F Senior Notes due 2033. We issued and sold the Series D Senior Notes in December 2017 and the Series E and F Senior Notes in March 2018. In connection with the March 2018 issuance of the notes, we repaid our mortgage indebtedness on 111 West 33rd Street and 1350 Broadway, before their maturity dates in early April 2018.

5. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following as of March 31, 2018 and December 31, 2017 (amounts in thousands):

	March 31, 2018	December 31, 2017
Accrued capital expenditures	$74,008	$71,769
Accounts payable and accrued expenses	28,516	32,509
Interest rate swap agreements liability	—	436
Accrued interest payable	3,642	5,687
Due to affiliated companies	664	448
Total accounts payable and accrued expenses	$106,830	$110,849

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
We have agreements with our derivative counterparties that contain a provision where if we either default or are capable of being declared in default on any of our indebtedness, then we could also be declared in default on our derivative obligations. As of March 31, 2018, we did not have any derivatives in a net liability position.

As of March 31, 2018 and December 31, 2017, we had one interest rate LIBOR swap with an aggregate notional value of $265.0 million. The notional value does not represent exposure to credit, interest rate or market risks. As of March 31, 2018, the fair value of this derivative instrument amounted to $4.1 million which is included in prepaid expenses and other assets on the condensed consolidated balance sheet. As of December 31, 2017, the fair value of this derivative instrument amounted to ($0.4 million) which was included in accounts payable and accrued expenses on the condensed consolidated balance sheet. This interest rate swap has been designated as a cash flow hedge and hedges the future cash outflows on our term loan facility that is subject to a floating interest rate. As of March 31, 2018 and 2017, our cash flow hedges are deemed highly effective and a net unrealized gain of $4.8 million and $1.4 million for the three months ended March 31, 2018 and 2017, respectively, are reflected in the condensed consolidated statements of comprehensive income. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the debt. We estimate that $0.04 million of the current balance held in accumulated other comprehensive income (loss) will be reclassified into interest expense within the next 12 months relating to the interest rate swap contract in effect as of March 31, 2018.
As of March 31, 2018 and December 31, 2017, the deferred net losses from terminated hedges amounted to $14.8 million and $15.1 million, respectively, which are included in accumulated other comprehensive income (loss) related to derivatives. We will reclassify into earnings, as an increase to interest expense, approximately $1.5 million within the next 12 months related to the deferred losses from the terminated hedges. For the three months ended March 31, 2017, we also recognized a $0.2 million loss from derivative financial instruments incurred in connection with the partial termination and re-designation of related cash flow hedges on a $20.0 million notional amount.
The table below summarizes the terms of the agreement and the fair value of our derivative financial instrument as of March 31, 2018 and December 31, 2017 (dollar amounts in thousands):

						March 31, 2018		December 31, 2017
Derivative	Notional Amount	Receive Rate	Pay Rate	Effective Date	Expiration Date	Asset	Liability	Asset	Liability
Interest rate swap	$265,000	1 Month LIBOR	2.1485%	August 31, 2017	August 24, 2022	$4,103	$—	$—	$(436)
						$4,103	$—	$—	$(436)
The table below shows the effect of our derivative financial instruments designated as cash flow hedges on accumulated other comprehensive income (loss) for the three months ended March 31, 2018 and 2017 (amounts in thousands):

	Three Months Ended
Effects of Cash Flow Hedges	March 31, 2018	March 31, 2017
Amount of gain (loss) recognized in other comprehensive income (loss)	$4,180	$1,394
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into interest expense	(599)	—
The table below shows the effect of our derivative financial instruments designated as cash flow hedges on the condensed consolidated statements of income for the three months ended March 31, 2018 and 2017 (amounts in thousands):

	Three Months Ended
Effects of Cash Flow Hedges	March 31, 2018	March 31, 2017
Total interest (expense) presented in the condensed consolidated statements of income in which the effects of cash flow hedges are recorded	$(17,591)	$(17,742)
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into interest expense	(599)	—

Fair Valuation

The estimated fair values at March 31, 2018 and December 31, 2017 were determined by management, using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

The fair value of our mortgage notes payable, senior unsecured notes - Series A, B, C, D, E and F, and unsecured term loan facility which are determined using Level 3 inputs, are estimated by discounting the future cash flows using current interest rates at which similar borrowings could be made to us.

The following tables summarize the carrying and estimated fair values of our financial instruments as of March 31, 2018 and December 31, 2017 (amounts in thousands):

	March 31, 2018
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Interest rate swaps included in prepaid expenses and other assets	$4,103	$4,103	$—	$4,103	$—
Interest rate swaps included in accounts payable and accrued expenses	—	—	—	—	—
Mortgage notes payable	610,826	588,596	—	—	588,596
Senior unsecured notes - Exchangeable	245,556	257,903	—	257,903	—
Senior unsecured notes - Series A, B, C, D, E and F	798,121	791,005	—	—	791,005
Unsecured term loan facility	263,777	265,000	—	—	265,000

	December 31, 2017
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Interest rate swaps included in prepaid expenses and other assets	$—	$—	$—	$—	$—
Interest rate swaps included in accounts payable and accrued expenses	436	436	—	436	—
Mortgage notes payable	717,164	707,300	—	—	707,300
Senior unsecured notes - Exchangeable	244,739	275,723	—	275,723	—
Senior unsecured notes - Series A, B, C and D	463,156	460,352	—	—	460,352
Unsecured term loan facility	263,662	265,000	—	—	265,000
Disclosure about the fair value of financial instruments is based on pertinent information available to us as of March 31, 2018 and December 31, 2017. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

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

8. Commitments and Contingencies
Legal Proceedings
Except as described below, as of March 31, 2018, we were not involved in any material litigation, nor, to our knowledge, was any material litigation threatened against us or our properties, other than routine litigation arising in the ordinary course of business such as disputes with tenants. We believe that the costs and related liabilities, if any, which may result from such actions will not materially affect our condensed consolidated financial position, operating results or liquidity.
As previously disclosed, in October 2014, 12 former investors in Empire State Building Associates L.L.C. (“ESBA”), which prior to the initial public offering of our company (the "Offering"), owned the fee title to the Empire State Building, filed an arbitration with the American Arbitration Association against Peter L. Malkin, Anthony E. Malkin, Thomas N. Keltner, Jr., and our subsidiary ESRT MH Holdings LLC, the former supervisor of ESBA, as respondents. The statement of claim (also filed later in federal court in New York for the expressed purpose of tolling the statute of limitations) alleges breach of fiduciary duty and related claims in connection with the Offering and formation transactions and seeks monetary damages and declaratory relief. These investors had opted out of a prior class action bringing similar claims that was settled with court approval. The respondents filed an answer and counterclaims. In March 2015, the federal court action was stayed on consent of all parties pending the arbitration. Arbitration hearings for a select number of sessions started in May 2016 and are now scheduled through August 2018.
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
Unfunded Capital Expenditures
At March 31, 2018, we estimate that we will incur approximately $88.0 million of capital expenditures (including tenant improvements and leasing commissions) on our properties pursuant to existing lease agreements. We expect to fund these capital expenditures with operating cash flow, additional property level mortgage financings, our unsecured credit facility, cash on hand and other borrowings. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs. We expect that these financing requirements will be met in a similar fashion.
Ground Leases
Aggregate required payments on ground leases at March 31, 2018 were as follows (amounts in thousands):

2018	$1,138
2019	1,518
2020	1,518
2021	1,518
2022	1,518
Thereafter	53,694
$60,904
Concentration of Credit Risk
Financial instruments that subject us to credit risk consist primarily of cash and cash equivalents, restricted cash, tenant and other receivables and deferred rent receivables. At March 31, 2018, we held on deposit at various major financial institutions cash and cash equivalents and restricted cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation.
Asset Retirement Obligations
We are required to accrue costs that we are legally obligated to incur on retirement of our properties which result from acquisition, construction, development and/or normal operation of such properties. Retirement includes sale, abandonment or disposal of a property. Under that standard, a conditional asset retirement obligation represents a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within a company’s control and a liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated. Environmental site assessments and investigations have identified asbestos or asbestos-containing building materials in certain of our properties. As of March 31, 2018, management has no plans to remove or alter these properties in a manner that would trigger federal and other applicable regulations for asbestos removal, and accordingly, the obligations to remove the asbestos or asbestos-containing building materials from these properties have indeterminable settlement dates. As such, we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligation. However, ongoing asbestos abatement, maintenance programs and other required documentation are carried out as required and related costs are expensed as incurred.
Other Environmental Matters
Certain of our properties have been inspected for soil contamination due to pollutants, which may have occurred prior to our ownership of these properties or subsequently in connection with its development and/or its use. Required remediation to such properties has been completed, and as of March 31, 2018, management believes that there are no obligations related to environmental remediation other than maintaining the affected sites in conformity with the relevant authority’s mandates and filing the required documents. All such maintenance costs are expensed as incurred. We expect that resolution of the environmental matters relating to the above will not have a material impact on our business, assets, consolidated financial condition, results of operations or liquidity. However, we cannot be certain that we have identified all environmental liabilities at our properties, that all necessary remediation actions have been or will be undertaken at our properties or that we will be indemnified, in full or at all, in the event that such environmental liabilities arise.
Insurance Coverage
We carry insurance coverage on our properties of types and in amounts with deductibles that we believe are in line with coverage customarily obtained by owners of similar properties.
9. Capital
As of March 31, 2018, there were 302,996,359 operating partnership units outstanding, of which 164,369,210, or 54.2%, were owned by ESRT and 138,627,149, or 45.8%, were owned by other partners, including ESRT directors, members of senior management and other employees.
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
LTIP units subject to time based vesting, whether vested or not, receive the same per unit distributions as operating partnership units, which equal per share dividends (both regular and special) on our common stock. Performance based LTIP units receive 10% of such distributions currently, unless and until such LTIP units are earned based on performance, at which time they will receive the accrued and unpaid 90% and will commence receiving 100% of such distributions thereafter.

Distributions
Total distributions paid to OP unitholders were $31.6 million and $31.4 million for the three months ended March 31, 2018 and 2017, respectively. Total distributions paid to preferred unitholders were $0.2 million and $0.2 million for the three months ended March 31, 2018 and 2017, respectively.
Incentive and Share-Based Compensation
The 2013 Plan provides for grants to directors, employees and consultants consisting of stock options, restricted stock, dividend equivalents, stock payments, performance shares, LTIP units, stock appreciation rights and other incentive awards. An aggregate of 12.2 million shares of ESRT common stock is authorized for issuance under awards granted pursuant to the 2013 Plan, and as of March 31, 2018, 4.4 million shares of ESRT common stock remain available for future issuance.

In March 2018, we made grants of LTIP units to executive officers under the 2013 Plan. At such time, we granted to executive officers a total of 386,876 LTIP units that are subject to time-based vesting and 1,737,917 LTIP units that are subject to performance-based vesting, with fair market values of $6.1 million for the time-based vesting awards and $9.6 million for the performance-based vesting awards. In March 2018, we made grants of LTIP units and restricted stock to certain other employees under the 2013 Plan. At such time, we granted to certain other employees a total of 67,449 LTIP units and 39,608 shares of restricted stock that are subject to time-based vesting and 223,950 LTIP units that are subject to performance-based vesting, with fair market values of $1.7 million for the time-based vesting awards and $1.1 million for the performance-based vesting awards. The awards subject to time-based vesting vest ratably over four years from January 1, 2018, subject generally to the grantee's continued employment. The first installment vests on January 1, 2019 and the remainder will vest thereafter in three equal annual installments. The vesting of the LTIP units subject to performance-based vesting is based on the achievement of absolute and relative total stockholder return hurdles over a three-year performance period, commencing on January 1, 2018. Following the completion of the three-year performance period, our compensation committee will determine the number of LTIP units to which the grantee is entitled based on our performance relative to the performance hurdles set forth in the LTIP unit award agreements the grantee entered into in connection with the award grant. These units then vest in two installments, with the first installment vesting on January 1, 2021 and the second installment vesting on January 1, 2022, subject generally to the grantee's continued employment on those dates.
In 2017, our board of directors determined to reinforce the alignment of our executive officers’ interests with that of stockholders by designing a new bonus election program, under which named executive officers could elect to receive their annual incentive bonus in any combination of (i) cash or vested LTIP's at the face amount of such bonus or (ii) time-vesting LTIP's which would vest over three years, subject to continued employment, at 125% of such face amount. In February 2018, we made grants of LTIP units to executive officers under the 2013 Plan in connection with the 2017 bonus election program. We granted to executive officers a total of 238,609 LTIP units that are subject to time based vesting with a fair market value of $4.0 million. Of these LTIP units, 25,158 LTIP units vested immediately on the grant date and 213,451 LTIP units vest ratably over three years from January 1, 2018, subject generally to the grantee's continued employment. The first installment vests on January 1, 2019 and the remainder will vest thereafter in two equal annual installments.
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
LTIP units and ESRT restricted stock issued during the three months ended March 31, 2018 were valued at $22.6 million. The weighted-average per unit or share fair value was $8.38 for grants issued in 2018. The per unit or share granted in 2018 was estimated on the respective dates of grant using the following assumptions: an expected life of 5.6 years, a dividend rate of 2.30%, a risk-free interest rate of 2.50%, and an expected price volatility of 17.0%.
No other stock options, dividend equivalents, or stock appreciation rights were issued or outstanding in 2018.
The following is a summary of ESRT restricted stock and LTIP unit activity for the three months ended March 31, 2018:

	Restricted Stock	LTIP Units	Weighted Average Grant Fair Value
Unvested balance at December 31, 2017	90,791	3,588,609	$11.20
Vested	(28,123)	(437,558)	14.19
Granted	39,608	2,654,801	8.38
Forfeited or unearned	(6,101)	(94,173)	8.39
Unvested balance at March 31, 2018	96,175	5,711,679	$9.70

The LTIP unit and ESRT restricted stock awards will immediately vest upon the later of (i) the date the grantee attains the age of 60 and (ii) the date on which grantee has first completed ten years of continuous service with our company or its affiliates. For award agreements that qualify, we recognize noncash compensation expense on the grant date for the time-based awards and ratably over the vesting period for the performance-based awards, and accordingly, we recognized $1.2 million and $0.6 million for the three months ended March 31, 2018 and 2017, respectively. Unrecognized compensation expense was $1.3 million at March 31, 2018, which will be recognized over a weighted average period of 2.6 years.
For the remainder of the LTIP unit and ESRT restricted stock awards, we recognize noncash compensation expense ratably over the vesting period, and accordingly, we recognized noncash compensation expense of $3.4 million and $2.6 million for the three months ended March 31, 2018 and 2017, respectively. Unrecognized compensation expense was $40.5 million at March 31, 2018, which will be recognized over a weighted average period of 2.7 years.

Earnings Per Unit
Earnings per unit for the three months ended March 31, 2018 and 2017 is computed as follows (amounts in thousands, except per share amounts):

	Three Months Ended,
	March 31, 2018	March 31, 2017
Numerator:
Net income	$18,058	$19,145
Private perpetual preferred unit distributions	(234)	(234)
Earnings allocated to unvested units	(162)	(154)
Net income attributable to common unitholders - basic and diluted	$17,662	$18,757

Denominator:
Weighted average units outstanding - basic	296,824	296,388
Effect of dilutive securities:
Stock-based compensation plans	3	775
Exchangeable senior notes	—	799
Weighted average units outstanding - diluted	296,827	297,962

Earnings per share:
Basic	$0.06	$0.06
Diluted	$0.06	$0.06
There were 419,347 and 622,565 antidilutive units for the three months ended March 31, 2018 and 2017, respectively.
10. Related Party Transactions
Supervisory Fee Revenue

We earned supervisory fees from entities affiliated with Anthony E. Malkin, our Chairman and Chief Executive Officer, of $0.3 million and $0.3 million for the three months ended March 31, 2018 and 2017, respectively. These fees are included within third-party management and other fees.
Property Management Fee Revenue
We earned property management fees from entities affiliated with Anthony E. Malkin of $0.1 million and $0.1 million for the three months ended March 31, 2018 and 2017, respectively. These fees are included within third-party management and other fees.

Other
We receive rent generally at market rental rate for 5,351 square feet of leased space from entities affiliated with Anthony E. Malkin, at one of our properties. Under the lease, the tenant has the right to cancel such lease without special payment on 90 days’ notice. We also have a shared use agreement with such tenant, to occupy a portion of the leased premises as the office location for Peter L. Malkin, our chairman emeritus and employee, utilizing approximately 15% of the space, for which we pay an allocable pro rata share of the cost to such tenant. We also have agreements with these entities to provide them with general computer-related support. Total revenue aggregated $0.1 million and $0.1 million for the three months ended March 31, 2018 and, 2017, respectively.
One of ESRT's directors, James D. Robinson IV, is a general partner in an investment fund, which owns more than a 10% economic and voting interest in one of our tenants, OnDeck Capital, with an annualized rent of $4.0 million as of March 31, 2018.
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

The following tables provide components of segment profit for each segment for the three months ended March 31, 2018 and 2017 (amounts in thousands):

	Three Months Ended March 31, 2018
	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Rental revenue	$122,311	$—	$—	$122,311
Intercompany rental revenue	13,561	—	(13,561)	—
Tenant expense reimbursement	17,794	—	—	17,794
Observatory revenue	—	21,249	—	21,249
Lease termination fees	622	—	—	622
Third-party management and other fees	463	—	—	463
Other revenue and fees	6,057	—	—	6,057
Total revenues	160,808	21,249	(13,561)	168,496
Operating expenses:
Property operating expenses	44,185	—	—	44,185
Intercompany rent expense	—	13,561	(13,561)	—
Ground rent expense	2,331	—	—	2,331
General and administrative expenses	12,628	—	—	12,628
Observatory expenses	—	7,336	—	7,336
Real estate taxes	26,744	—	—	26,744
Depreciation and amortization	39,865	18	—	39,883
Total operating expenses	125,753	20,915	(13,561)	133,107
Total operating income	35,055	334	—	35,389
Other expenses:
Interest expense	(17,591)	—	—	(17,591)
Income before income taxes	17,464	334	—	17,798
Income tax (expense) benefit	(307)	567	—	260
Net income	$17,157	$901	$—	$18,058
Segment assets	$3,887,337	$254,476	$—	$4,141,813
Expenditures for segment assets	$34,797	$11,553	$—	$46,350

	Three Months Ended March 31, 2017
	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Rental revenue	$117,113	$—	$—	$117,113
Intercompany rental revenue	13,378	—	(13,378)	—
Tenant expense reimbursement	15,974	—	—	15,974
Observatory revenue	—	20,940	—	20,940
Lease termination fees	7,938	—	—	7,938
Third-party management and other fees	351	—	—	351
Other revenue and fees	2,638	—	—	2,638
Total revenues	157,392	20,940	(13,378)	164,954
Operating expenses:
Property operating expenses	42,210	—	—	42,210
Intercompany rent expense	—	13,378	(13,378)	—
Ground rent expense	2,331	—	—	2,331
General and administrative expenses	11,088	—	—	11,088
Observatory expenses	—	7,255	—	7,255
Real estate taxes	24,558	—	—	24,558
Depreciation and amortization	40,833	13	—	40,846
Total operating expenses	121,020	20,646	(13,378)	128,288
Total operating income	36,372	294	—	36,666
Other expenses:
Interest expense	(17,742)	—	—	(17,742)
Loss from derivative financial instruments	(247)	—	—	(247)
Income before income taxes	18,383	294	—	18,677
Income tax (expense) benefit	(283)	751	—	468
Net income	$18,100	$1,045	$—	$19,145
Segment assets	$3,617,276	$248,900	$—	$3,866,176
Expenditures for segment assets	$48,054	$6	$—	$48,060

12. Subsequent Events
None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context otherwise requires or indicates, references in this section to “we,” “our,” and “us” refer to our company and its consolidated subsidiaries. The following discussion related to our consolidated financial statements should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2017.
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

The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	changes in our industry, the real estate markets, either nationally or in Manhattan or the greater New York metropolitan area;

•	reduced demand for office or retail space;

•	decreased rental rates or increased vacancy rates;

•	defaults on, early terminations of, or non-renewal of leases by tenants;

•	insolvency of a major tenant or a significant number of smaller tenants;

•	our failure to redevelop and reposition properties, or to execute any planned capital project, successfully or on the anticipated timeline or at the anticipated costs;

•	difficulties in identifying properties to acquire and completing acquisitions;

•	risks of real estate development and capital projects, including construction delays and cost overruns;

•	inability to manage our properties and our growth effectively;

•	declining real estate valuations and impairment charges;

•	termination or expiration of our ground leases;

•	changes in real estate and zoning laws and increases in real property tax rates;

•	increased operating costs;

•	misunderstanding of our competition;

•	new office or observatory development in our market;

•	fluctuations in attendance at the observatory;

•	changes in domestic or international tourism, including geopolitical events and currency exchange rates;

•	changes in technology and market competition, which affect utilization of our broadcast or other facilities;

•	changes in our business strategy;

•	resolution of legal proceedings involving the company;

•	general volatility of the capital and credit markets and the market price of our Class A common stock and our publicly-traded OP Units;

•	availability, terms and deployment of capital;

•	our leverage;

•	fluctuations in interest rates;

•	inability to continue to raise additional debt or equity financing on attractive terms, or at all;

•	our failure to generate sufficient cash flows to service our outstanding indebtedness;

•	inability to make distributions to our securityholders in the future;

•	impact of changes in governmental regulations, tax law and rates and similar matters;

•	failure to continue to qualify as a real estate investment trust, or REIT;

•	lack, or insufficient amounts, of insurance;

•	a future terrorist event in the U.S.;

•	environmental uncertainties and risks related to adverse weather conditions and natural disasters;

•	inability to comply with applicable laws, rules and regulations;

•	damages resulting from security breaches through cyberattacks, cyber intrusions or otherwise, as well as other significant disruptions of our technology (IT) networks related systems; and

•
other factors discussed under “Item 1A, Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017 and additional factors that may be contained in any filing we make with the SEC, including Part II, Item 1A of our Quarterly Reports on Form 10-Q.

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes after the date of this Quarterly Report on Form 10-Q, except as required by applicable law. The risks set forth above are not exhaustive. For a further discussion of these and other factors that could impact our future results, performance or transactions, see the sections entitled “Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017 which we filed with the SEC. You should not place undue reliance on any forward-looking statements, which are based only on information currently available to us.
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
Highlights for the three months ended March 31, 2018 included:

•	Achieved net income of $18.1 million and Core Funds From Operations of $59.3 million.

•	Occupancy and leased percentages at March 31, 2018:

•	Total portfolio was 88.1% occupied; including signed leases not commenced (“SLNC”), the total portfolio was 91.5% leased.

•	Manhattan office portfolio (excluding the retail component of these properties) was 87.3% occupied; including SLNC, the Manhattan office portfolio was 91.6% leased.

•	Retail portfolio was 89.7% occupied; including SLNC, the retail portfolio was 91.4% leased.

•	Empire State Building was 92.8% occupied; including SLNC, was 93.9% leased.

•
Signed 41 leases, representing 259,530 rentable square feet across the total portfolio, and achieved a portfolio-wide 11.4% increase in mark-to-market rent over previous fully escalated rents on new, renewal, and expansion leases.

•
Signed 20 new leases representing 158,932 rentable square feet for the Manhattan office portfolio (excluding the retail component of these properties), and achieved an increase of 23.8% in mark-to-market rent over previous fully escalated rents.

•
Empire State Building Observatory revenue for the first quarter 2018 grew 1.5% to $21.2 million from $20.9 million in the first quarter 2017. The 102nd floor observatory was closed during first quarter 2018 for replacement of original elevator machinery with a new, higher speed glass elevator. If the $1.9 million in revenue in first quarter 2017 from the 102nd floor observatory is excluded, in the comparable 2018 period revenue increased 11.4%.

•	Lease termination fees and other revenue and fees totaled $6.7 million which included $2.8 million related to the settlement reached with a former broadcast tenant.

•	Issued long-term, fixed rate unsecured financing of $335 million that increased weighted average term to maturity to 8.8 years, from 6.2 years at December 31, 2017.

•	Declared a dividend of $0.105 per share.
As of March 31, 2018, our total portfolio contained 10.1 million rentable square feet of office and retail space. We owned 14 office properties (including three long-term ground leasehold interests) encompassing approximately 9.4 million rentable square feet of office space. Nine of these properties are located in the midtown Manhattan market and aggregate approximately 7.6 million rentable square feet of office space, including the Empire State Building. Our Manhattan office properties also contain an aggregate of 506,352 rentable square feet of premier retail space on their ground floor and/or contiguous levels. Our remaining five office properties are located in Fairfield County, Connecticut and Westchester County, New York, encompassing in the aggregate approximately 1.9 million rentable square feet. The majority of square footage for these five properties is located in densely populated metropolitan communities with immediate access to mass transportation. Additionally, we have entitled land at the Stamford Transportation Center in Stamford, Connecticut, adjacent to one of our office properties, that will support the development of an approximately 380,000 rentable square foot office building and garage. As of March 31, 2018, our portfolio included four standalone retail properties located in Manhattan and two standalone retail properties located in the city center of Westport, Connecticut, encompassing 205,708 rentable square feet in the aggregate.
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
The components of the Empire State Building revenue are as follows (dollars in thousands):

	Three Months Ended March 31
	2018		2017
Office leases	$32,032	45.2%	$30,582	46.7%
Retail leases	1,861	2.6%	1,925	2.9%
Tenant reimbursements & other income	9,676	13.6%	5,070	7.8%
Observatory operations	21,249	30.0%	20,940	32.0%
Broadcasting licenses and leases	6,132	8.6%	6,939	10.6%
Total	$70,950	100.0%	$65,456	100.0%

We have been undertaking a comprehensive redevelopment and repositioning strategy of our Manhattan office properties. This strategy is designed to improve the overall value and attractiveness of our properties and has contributed significantly to our tenant repositioning efforts, which seek to increase our occupancy; raise our rental rates; increase our rentable square feet; increase our aggregate rental revenue; lengthen our average lease term; increase our average lease size; and improve our tenant credit quality. These improvements include restored, renovated and upgraded or new lobbies; elevator modernization; renovated public areas and bathrooms; refurbished or new windows; upgrade and standardization of retail storefront and signage; façade restorations; modernization of building-wide systems; and enhanced tenant amenities. We have also aggregated smaller spaces in order to offer larger blocks of office space, including multiple floors, that are attractive to larger, higher credit-quality tenants and to offer new, pre-built suites with improved layouts. This strategy has shown what we believe to be attractive results to date, and we believe has the potential to improve our operating margins and cash flows in the future. We believe we will continue to enhance our tenant base and improve rents as our pre-redevelopment leases continue to expire and be re-leased. From 2002 through March 31, 2018, we have invested a total of approximately $815.8 million (excluding tenant improvement costs and leasing commissions) in our Manhattan office properties pursuant to this program. We intend to fund these capital improvements through a combination of operating cash flow, cash on hand, and borrowings.
During the second quarter 2017, we commenced a multi-year capital project at the Empire State Building which we believe will improve convenience for office tenants and their visitors, increase the value of our 34th Street facing retail space, enhance the Observatory visitor experience, and increase Observatory revenue per capita.
In the first phase, we will relocate the present Observatory entrance, now located on Fifth Avenue, to a new, larger, dedicated entrance for Observatory visitors at the western side of the Empire State Building on 34th Street. The new entrance will eliminate Observatory visitor flow into the Fifth Avenue lobby and streamline such visitor exit from that lobby, thereby reducing Observatory traffic in such lobby by more than 50% and improving Fifth Avenue access for our office tenants and their visitors. We believe the resulting new traffic pattern will increase the value of all of our 34th Street facing retail space and enhance office and Observatory convenience.
We anticipate that we will invest approximately $50 million annually over three years to complete all phases of this project. Expenditures, which began during the second quarter 2017, were $48.2 million through March 31, 2018. This investment is an outcome of continually looking at ways to innovate and enhance the office and retail tenant and visitor experience at the Empire State Building.
The elevator servicing the 102nd floor observatory was closed to visitors during the first quarter of 2018 for planned replacement of the machinery and a new glass cab for the elevator which serves it.  Revenues for the 102nd floor observatory were $1.9 million in the first quarter of 2017.  We have more work to do on the 102nd floor component of our Observatory upgrade program in 2019 and we anticipate that we will close the 102nd floor in early 2019 for as long as 9 months.  Revenue for the 102nd floor observatory was $11.4 million in 2017.
The Greater New York Metropolitan Area office market is soft and we compete with properties that have been redeveloped recently or have planned redevelopment.  We expect to spend approximately $40 million over 2018 through 2020 on these well maintained and well-located properties’ common areas and amenities to ensure competitiveness and protect our market position.
As of March 31, 2018, excluding principal amortization, we have approximately $250.0 million of debt maturing in 2019, and we had total debt outstanding of approximately $1.9 billion, with a weighted average interest rate of 3.84% (excluding discount), a weighted average maturity of 8.8 years and 100.0% of which is fixed-rate indebtedness. As of March 31, 2018, we had cash and cash equivalents of $690.5 million. Our consolidated net debt to total market capitalization was approximately 19.5% as of March 31, 2018.

Results of Operations
Overview
The discussion below relates to our financial condition and results of operations for the three months ended March 31, 2018 and 2017, respectively.
Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017
The following table summarizes our historical results of operations for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	Three Months Ended March 31,
	2018	2017	Change	%
Revenues:
Rental revenue	$122,311	$117,113	$5,198	4.4%
Tenant expense reimbursement	17,794	15,974	1,820	11.4%
Observatory revenue	21,249	20,940	309	1.5%
Lease termination fees	622	7,938	(7,316)	(92.2)%
Third-party management and other fees	463	351	112	31.9%
Other revenues and fees	6,057	2,638	3,419	129.6%
Total revenues	168,496	164,954	3,542	2.1%
Operating expenses:
Property operating expenses	44,185	42,210	1,975	4.7%
Ground rent expenses	2,331	2,331	—	—%
General and administrative expenses	12,628	11,088	1,540	13.9%
Observatory expenses	7,336	7,255	81	1.1%
Real estate taxes	26,744	24,558	2,186	8.9%
Depreciation and amortization	39,883	40,846	(963)	(2.4)%
Total operating expenses	133,107	128,288	4,819	3.8%
Operating income	35,389	36,666	(1,277)	(3.5)%
Other expenses:
Interest expense	(17,591)	(17,742)	151	0.9%
Loss from derivative financial instruments	—	(247)	247	—%
Income before income taxes	17,798	18,677	(879)	(4.7)%
Income tax benefit	260	468	(208)	44.4%
Net income	18,058	19,145	(1,087)	(5.7)%
Private perpetual preferred unit distributions	(234)	(234)	—	—%
Net income attributable to common unitholders	$17,824	$18,911	$(1,087)	(5.7)%

Rental Revenue
The increase in rental income was primarily attributable to increased rental rates.
Tenant Expense Reimbursement
The increase in tenant expense reimbursements was due to reimbursements related to higher property operating expenses and real estate tax expense.
Observatory Revenue
Observatory revenues were higher primarily due to an improvement in our ticket mix and higher per person average ticket price, partially offset by the scheduled closure of the 102nd floor observation deck in the first quarter 2018 for replacement of original elevator machinery.
Lease Termination Fees
The three months ended March 31, 2017 included two significant lease termination fees, totaling $7.5 million, whereas the three months ended March 31, 2018 had no significant lease termination fees.
Third-Party Management and Other Fees
The increase reflects higher management fee income due to additional fees from certain managed entities.

Other Revenues and Fees
The increase in other revenues and fees was primarily due to a $2.8 million settlement with a former broadcast tenant and higher interest income of $0.6 million for the three months ended March 31, 2018.
Property Operating Expenses
The increase in property operating expenses was primarily due to higher labor costs and increased repairs and maintenance expenses.

Ground Rent Expenses
Ground rent expense was consistent with 2017.
General and Administrative Expenses
The increase in general and administrative expenses was primarily due to increased equity compensation expense for the three months ended March 31, 2018.
Observatory Expenses
Observatory expenses were relatively consistent with 2017.
Real Estate Taxes
The increase in real estate taxes was primarily due to higher assessed values for several properties.
Depreciation and Amortization
Depreciation and amortization expenses were consistent with 2017.
Interest Expense
Interest expense declined due to lower interest rates on new debt financings in the fourth quarter 2017 and first quarter 2018, offset by higher outstanding principal balances.
Loss from Derivative Financial Instruments
There were no interest rate swaps or cash flow hedges terminated during the three months ended March 31, 2018.
Income Taxes
The decrease in income tax benefit was attributable to lower tax rates.

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
At March 31, 2018, we had approximately $690.5 million available in cash and cash equivalents and there was $1.1 billion available under our unsecured revolving credit facility.
Through August 2021, Q REIT Holding LLC, a Qatar Financial Centre limited liability company and a wholly owned subsidiary of the Qatar Investment Authority, a governmental authority of the State of Qatar (“QREIT”, together with any eligible transferee, “QIA”) will have a right of first offer to co-invest with us as a joint venture partner in real estate investment opportunities initiated by us where we have elected, at our discretion, to seek out a joint venture partner. The right of first offer period will be extended for 30 months so long as at least one joint venture transaction is consummated by us and QIA during the initial term, and will be extended for a further 30-month term if at least one more joint venture transaction is consummated during such initial extension period.
As of March 31, 2018, we had approximately $1.9 billion of total consolidated indebtedness outstanding, with a weighted average interest rate of 3.84% (excluding discounts) and a weighted average maturity of 8.8 years. As of March 31, 2018, exclusive of principal amortization, we have approximately $250.0 million of debt maturing in 2019. Our consolidated net debt to total market capitalization was approximately 19.5% as of March 31, 2018.
During January 2018, we refinanced and increased our mortgage debt on 1333 Broadway from $66.6 million to $160.0 million, due February 2033 with interest fixed at 4.21%. A portion of this increase was applied to release the $75.8 million mortgage lien on 1400 Broadway.

During December 2017, we entered into an agreement to issue and sell an aggregate principal amount of $450 million of our senior unsecured notes in a private placement, of which $115 million was sold and purchased in December 2017 and $335 million was sold and purchased in March 2018. We used the net proceeds from the March 2018 issuance to repay our mortgage indebtedness on 111 West 33rd Street and 1350 Broadway, before their maturity dates in early April 2018 and to add to cash balances.
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

As of March 31, 2018, we were in compliance with the covenants (dollars in thousands):

Financial covenant	Required	March 31, 2018	In Compliance
Maximum total leverage	< 60%	28.7%	Yes
Maximum secured debt	< 40%	9.1%	Yes
Minimum fixed charge coverage	> 1.50x	4.4x	Yes
Minimum unencumbered interest coverage	> 1.75x	7.3x	Yes
Maximum unsecured leverage	< 60%	24.9%	Yes
Minimum tangible net worth	$1,249,392	$1,723,990	Yes
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
Office Properties(1)

	Three Months Ended March 31,
Total New Leases, Expansions, and Renewals	2018	2017
Number of leases signed(2)	39	26
Total square feet	253,626	157,973
Leasing commission costs(3)	$3,835	$2,333
Tenant improvement costs(3)	12,673	7,826
Total leasing commissions and tenant improvement costs(3)	$16,508	$10,159
Leasing commission costs per square foot(3)	$15.12	$14.77
Tenant improvement costs per square foot(3)	49.97	49.54
Total leasing commissions and tenant improvement costs per square foot(3)	$65.09	$64.31

Retail Properties(4)

	Three Months Ended March 31,
Total New Leases, Expansions, and Renewals	2018	2017
Number of leases signed(2)	2	1
Total square feet	5,904	43,019
Leasing commission costs(3)	$149	$3,297
Tenant improvement costs(3)	185	1,991
Total leasing commissions and tenant improvement costs(3)	$334	$5,288
Leasing commission costs per square foot(3)	$25.20	$76.64
Tenant improvement costs per square foot(3)	31.31	46.28
Total leasing commissions and tenant improvement costs per square foot(3)	$56.51	$122.92
_______________

(1)
Excludes an aggregate of 506,352 and 504,016 rentable square feet of retail space in our Manhattan office properties in 2018 and 2017, respectively. Includes the Empire State Building broadcasting licenses and observatory operations.

(2)	Presents a renewed and expansion lease as one lease signed.

(3)
Presents all tenant improvement and leasing commission costs as if they were incurred in the period in which the lease was signed, which may be different than the period in which they were actually paid.

(4)
Includes an aggregate of 506,352 and 504,016 rentable square feet of retail space in our Manhattan office properties in 2018 and 2017, respectively. Excludes the Empire State Building broadcasting licenses and observatory operations.

	Three Months Ended March 31,
	2018	2017
Total Portfolio
Capital expenditures (1)	$26,916	$19,875
_______________

(1)	Excludes tenant improvements and leasing commission costs.
As of March 31, 2018, we expect to incur additional costs relating to obligations under signed new leases of approximately $87.9 million for tenant improvements and other improvements related to new leases and approximately $0.1 million on leasing commissions. We intend to fund the tenant improvements and leasing commission costs through a combination of operating cash flow, cash on hand and borrowings under the unsecured revolving credit facility.
Capital expenditures are considered part of both our short-term and long-term liquidity requirements. We intend to fund the capital improvements to complete the redevelopment and repositioning program through a combination of operating cash flow, cash on hand and borrowings under the unsecured revolving credit facility.
Contractual Obligations
Refer to our Annual Report on Form 10-K for the year ended December 31, 2017 for a discussion of our contractual obligations. There have been no material changes, outside the ordinary course of business, to these contractual obligations during the three months ended March 31, 2018.
Off-Balance Sheet Arrangements
As of March 31, 2018, we did not have any off-balance sheet arrangements.
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
Distributions to Securityholders
Distributions and dividends amounting to $31.8 million and $31.6 million have been made to securityholders for the three months ended March 31, 2018 and 2017, respectively.
Cash Flows
Comparison of Three Months Ended March 31, 2018 to the Three Months Ended March 31, 2017
Net cash. Cash and cash equivalents and restricted cash were $752.2 million and $594.9 million, respectively, as of March 31, 2018 and 2017. The increase was primarily attributable to net proceeds from issuance of debt in March 2018.
Operating activities. Net cash provided by operating activities increased by $7.7 million, to $68.6 million, for the three months ended March 31, 2018 compared to $60.9 million for the three months ended March 31, 2017, primarily due to changes in working capital.
Investing activities. Net cash used in investing activities decreased by $3.0 million, to $44.1 million, for the three months ended March 31, 2018 compared to $47.1 million for the three months ended March 31, 2017, primarily due to lower expenditures on tenant improvements.
Financing activities. Net cash provided by financing activities increased by $232.3 million, to $197.5 million provided by financing activities for the three months ended March 31, 2018 compared to $34.8 million used in financing activities for the three months ended March 31, 2017, primarily due to net proceeds on issuance of debt in March 2018.

Net Operating Income ("NOI")
Our internal financial reports include a discussion of property net operating income. NOI is a non-GAAP financial measure of performance. NOI is used by our management to evaluate and compare the performance of our properties and to determine trends in earnings and to compute the fair value of our properties as it is not affected by: (i) the cost of funds of the property owner, (ii) the impact of depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets that are included in net income computed in accordance with GAAP, (iii) acquisition expenses, loss on early extinguishment of debt and loss from derivative instruments, or (iv) general and administrative expenses and other gains and losses that are specific to the property owner. The cost of funds is eliminated from net operating income because it is specific to the particular financing capabilities and constraints of the owner. The cost of funds is also eliminated because it is dependent on historical interest rates and other costs of capital as well as past decisions made by us regarding the appropriate mix of capital which may have changed or may change in the future. Depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets are eliminated because they may not accurately represent the actual change in value in our office or retail properties that result from use of the properties or changes in market conditions. While certain aspects of real property do decline in value over time in a manner that is reasonably captured by depreciation and amortization, the value of the properties as a whole have historically increased or decreased as a result of changes in overall economic conditions instead of from actual use of the property or the passage of time. Gains and losses from the sale of real property vary from property to property and are affected by market conditions at the time of sale which will usually change from period to period. These gains and losses can create distortions when comparing one period to another or when comparing our operating results to the operating results of other real estate companies that have not made similarly-timed purchases or sales. We believe that eliminating these costs from net income is useful because the resulting measure captures the actual revenue, generated and actual expenses incurred in operating our properties as well as trends in occupancy rates, rental rates and operating costs.

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

The following table presents a reconciliation of our net income, the most directly comparable GAAP measure, to NOI for the periods presented (amounts in thousands):

	Three Months Ended March 31,
	2018	2017
	(unaudited)
Net income	$18,058	$19,145
Add:
General and administrative expenses	12,628	11,088
Depreciation and amortization	39,883	40,846
Interest expense	17,591	17,742
Loss from derivative financial instruments	—	247
Income tax benefit	(260)	(468)
Less:
Third-party management and other fees	(463)	(351)
Net operating income	$87,437	$88,249
Other Net Operating Income Data
Straight-line rental revenue	$5,853	$5,998
Net increase in rental revenue from the amortization of above- and below-market lease assets and liabilities	$1,168	$1,428
Amortization of acquired below-market ground leases	$1,958	$1,958

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

Core Funds From Operations ("Core FFO")
Core FFO adds back to Modified FFO the following items: deferred tax asset write-off, loss on early extinguishment of debt and acquisition expenses. The Company presents Core FFO because it considers it an important supplemental measure of its operating performance in that it excludes non-recurring items. There can be no assurance that Core FFO presented by the Company is comparable to similarly titled measures of other REITs. Core FFO does not represent cash generated from operating activities and should not be considered as an alternative to net income (loss) determined in accordance with GAAP or to cash flow from operating activities determined in accordance with GAAP. Core FFO is not indicative of cash available to fund ongoing cash needs, including the ability to make cash distributions. In future periods, we may also exclude other items from Core FFO that we believe may help investors compare our results.

The following table presents a reconciliation of our net income, the most directly comparable GAAP measure, to FFO, Modified FFO and Core FFO for the periods presented (amounts in thousands, except per unit amounts):

	Three Months Ended March 31,
	2018	2017
	(unaudited)
Net income	$18,058	$19,145
Private perpetual preferred unit distributions	(234)	(234)
Real estate depreciation and amortization	39,468	40,424
FFO attributable to common stockholders	57,292	59,335
Amortization of below-market ground leases	1,958	1,958
Modified FFO attributable to common stockholders	59,250	61,293
Core FFO attributable to common stockholders	$59,250	$61,293

Weighted average Operating Partnership units
Basic	296,824	296,388
Diluted	296,827	297,962
Factors That May Influence Future Results of Operations
Leasing
We signed 1.3 million rentable square feet of new leases, expansions and lease renewals for the year ended December 31, 2017. During the three months ended March 31, 2018, we signed 0.3 million rentable square feet of new leases, expansions and renewals.
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
As of March 31, 2018, there were approximately 0.9 million rentable square feet of space in our portfolio available to lease (excluding leases signed but not yet commenced) representing 8.5% of the net rentable square footage of the properties in our portfolio. In addition, leases representing 6.1% and 7.3% of net rentable square footage of the properties in our portfolio will expire in 2018 and in 2019, respectively. These leases are expected to represent approximately 6.1% and 7.4%, respectively, of our annualized rent for such periods. Our revenues and results of operations can be impacted by expiring leases that are not renewed or re-leased or that are renewed or re-leased at base rental rates equal to, above or below the current average base rental rates. Further, our revenues and results of operations can also be affected by the costs we incur to re-lease available space, including payment of leasing commissions, redevelopments and build-to-suit remodeling that may not be borne by the tenant.
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

Observatory and Broadcasting Operations
The Empire State Building Observatory revenue for the first quarter 2018 was $21.2 million, a 1.5% increase from $20.9 million for the first quarter 2017. The 102nd floor Observatory was closed during first quarter 2018 for replacement of original elevator machinery with a new, higher speed glass elevator. The Observatory hosted approximately 660,000 visitors in the first quarter 2018 versus 636,000 visitors in the first quarter 2017, an increase of 3.8%. For 2018, the Easter holiday was split between the first and second quarters whereas in the prior year, the Easter holiday fell entirely within the second quarter. In the first quarter 2018, there were 15 bad weather days compared to 22 bad weather days in the first quarter 2017.
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
We license the use of the Empire State Building mast to third party television and radio broadcasters and providers of data communications.  We also lease space in the upper floors of the building to such licensees to house their transmission equipment and related facilities. During the three months ended March 31, 2018 and 2017, we derived $5.3 million and $5.2 million of revenue, respectively, and $0.8 million and $1.7 million of expense reimbursements, respectively, from the Empire State Building’s broadcasting licenses and related leases. In 2018, licenses and related leases totaling $6.3 million are expected to expire and in 2019, licenses and related leases totaling $0.3 million are expected to expire.

Critical Accounting Estimates

Refer to our Annual Report on Form 10-K for the year ended December 31, 2017 for a discussion of our critical accounting estimates. There were no material changes to our critical accounting estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. One of the principal market risks facing us is interest rate risk on our variable rate indebtedness. As of March 31, 2018, we had no variable rate debt as the LIBOR rate on our unsecured term loan facility of $265.0 million was fixed at 2.1485% under a variable to fixed interest rate swap agreement.
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

As of March 31, 2018, we had one interest rate LIBOR swap agreement, with an effective date of August 31, 2017 and a notional value of $265.0 million, and which fixed the LIBOR rate on our unsecured term loan facility at 2.1485% and will mature on August 24, 2022. This interest rate swap has been designated as a cash flow hedge and is deemed highly effective with a fair value of $4.1 million which is included in prepaid expenses and other assets on the condensed consolidated balance sheet as of March 31, 2018.
As of March 31, 2018, the weighted average interest rate on the $1.9 billion of fixed-rate indebtedness outstanding was 3.84% per annum, with maturities at various dates through March 22, 2033.
As of March 31, 2018, the fair value of our outstanding debt was approximately $1.9 billion, which was approximately $15.8 million less than the historical book value as of such date. Interest risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure.
Our exposures to market risk have not changed materially since December 31, 2017.

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
As of March 31, 2018, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of ESRT management, including ESRT's Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures at the end of the period covered by this Report. Based on the foregoing, ESRT's Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including ESRT's Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors included in the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Second Amended and Restated Bylaws of Empire State Realty Trust, Inc., incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on March 7, 2018.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Document
101.DEF*	XBRL Taxonomy Extension Definitions Document
101.LAB*	XBRL Taxonomy Extension Labels Document
101.PRE*	XBRL Taxonomy Extension Presentation Document
Notes:
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMPIRE STATE REALTY OP, L.P.
By: Empire State Realty Trust, Inc., its general partner

Date: May 3, 2018                             By:/s/ David A. Karp
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 3, 2018                             By:/s/ Andrew J. Prentice
Senior Vice President, Chief Accounting Officer and Treasurer
(Principal Accounting Officer)