Form 10-K
period 2018-12-31
Empire State Realty OP, L.P.
filed 2019-02-28
CIK 1553079

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

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
Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
As of February 22, 2019, there were 29,238,349 units of the Registrants' Series ES operating partnership units outstanding, 7,944,584 units of the Series 60 operating partnership units outstanding, and 3,993,052 units of the Series 250 operating partnership units outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Our sole general partner is Empire State Realty Trust, Inc. Portions of the Empire State Realty Trust, Inc.'s Proxy Statement for its 2019 Annual Stockholders' Meeting (which is scheduled to be held on May 16, 2019) to be filed within 120 days after the end of Empire State Realty Trust, Inc.'s fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

•
"enterprise value" means all outstanding shares of Empire State Realty Trust, Inc.'s Class A common stock at such time plus shares of Class A common stock that may be issuable upon the exchange of operating partnership units on a one-for-one basis and shares of Class A common stock issuable upon the conversion of Class B common stock on a one-for-one basis multiplied by the Class A common share price at December 31, 2018, plus private perpetual preferred units plus consolidated debt at December 31, 2018;

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

PART I
ITEM 1. BUSINESS

Overview
Empire State Realty OP, L.P. is the entity through which Empire State Realty Trust, Inc. ("ESRT"), a self-administered and self-managed real estate investment trust ("REIT") conducts all of its business and owns (either directly or through subsidiaries) substantially all of its assets. We own, manage, operate, acquire and reposition office and retail properties in Manhattan and the greater New York metropolitan area, including the Empire State Building, the world's most famous building. Empire State Realty Trust, Inc.'s Class A common stock, par value $0.01 per share, is listed on the New York Stock Exchange under the symbol "ESRT."
As of December 31, 2018, our total portfolio, contained 10.1 million rentable square feet of office and retail space, and was 88.8% occupied. Including signed leases not yet commenced, our total portfolio was 91.8% leased. As of December 31, 2018, we owned 14 office properties (including three long-term ground leasehold interests) encompassing approximately 9.4 million rentable square feet of office space, which were approximately 88.6% occupied or 91.8% leased including signed leases not yet commenced. Nine of these properties are located in the midtown Manhattan market and encompass approximately 7.6 million rentable square feet of office space, including the Empire State Building. Our Manhattan office properties also contain 513,606 rentable square feet of premier retail space on their ground floor and/or contiguous levels. Our remaining five office properties are located in Fairfield County, Connecticut and Westchester County, New York, encompassing approximately 1.8 million rentable square feet. The majority of square footage for these five properties is located in densely populated metropolitan communities with immediate access to mass transportation. Additionally, we have entitled land at the Stamford Transportation Center in Stamford, Connecticut, adjacent to one of our office properties, that will support the development of an approximately 380,000 rentable square foot office building and garage, which we refer to herein as Metro Tower. As of December 31, 2018, our portfolio also included four standalone retail properties located in Manhattan and two standalone retail properties located in the city center of Westport, Connecticut, encompassing 205,748 rentable square feet in the aggregate. As of December 31, 2018, our standalone retail properties were 96.3% leased.
The Empire State Building offers panoramic views of New York and neighboring states from its world-famous 86th and 102nd floor observatories that draw millions of visitors per year. The number of visitors to the observatories was approximately 3,805,000 and 3,940,000 for the years ended December 31, 2018 and 2017, respectively. The 86th floor observatory has a 360-degree outdoor deck as well as indoor viewing galleries to accommodate guests day and night, all year-round. The 102nd floor observatory is entirely indoors and offers a 360-degree view of New York City from 1,250 feet above ground.
We were organized as a Delaware limited partnership on November 28, 2011. ESRT, as the sole general partner in our company, has responsibility and discretion in the management and control in our company, and our limited partners, in such capacity, have no authority to transact business for, or participate in the management activities, of our company. As of December 31, 2018, ESRT owned approximately 57.7% of our operating partnership units.
Our Competitive Strengths
We believe that we distinguish ourselves from other owners and operators of office and retail properties as a result of the following competitive strengths:

•
Irreplaceable Portfolio of Office Properties in Midtown Manhattan. Our Manhattan office properties are located in one of the most prized office markets in the world due to a combination of supply constraints, high barriers to entry, near-term and long-term prospects for job creation, vacancy absorption and rental rate growth. Management believes these properties could not be replaced today on a cost-competitive basis, if at all. As of December 31, 2018, we owned nine Manhattan office properties (including three long-term ground leasehold interests) encompassing approximately 7.6 million rentable square feet of office space, including the Empire State Building, our flagship property. Unlike traditional office buildings, the Empire State Building provides us with a significant source of income from its observatory and broadcasting operations. All of these properties include premier retail space on their ground floor and/or contiguous levels, which comprise 513,606 rentable square feet in the aggregate and some of which have recently undergone significant redevelopments. We believe the high quality of our buildings, services and amenities, their desirable locations and commuter access to mass transportation should allow us to increase rents and occupancy to generate positive cash flow and growth.

•
Expertise in Repositioning and Redeveloping Manhattan Office Properties. We have substantial expertise in redeveloping and repositioning Manhattan office properties, having invested through December 31, 2018 a total of approximately $865.7 million (excluding tenant improvement costs and leasing commissions) in our Manhattan office properties since we assumed full control of the day-to-day management of these properties beginning with One Grand Central Place in November 2002 through 2006. We have substantial experience in upgrading, redeveloping and modernizing building lobbies, corridors, bathrooms, elevator cabs and old, antiquated spaces to include new ceilings, lighting, pantries and base building systems (including electric distribution and air conditioning), as well as enhanced tenant amenities. We have successfully aggregated and are continuing to aggregate smaller spaces to offer larger blocks of space, including multiple floors, that are attractive to larger, higher credit-quality tenants and to offer new, pre-built suites with improved layouts. As part of this program, we have converted some or all of the second and third floor office space of certain of our Manhattan office properties to higher rent retail space. We believe that the post-redevelopment high quality of our buildings and the service we provide also attract higher credit-quality tenants for larger spaces at rents above similar vintage buildings, and below new construction, thus defining a new price point and allowing us to drive superior returns on invested capital per square foot. In addition, we believe that, based on the results of our base building energy efficiency retrofit, and energy efficient tenant build-outs, at the Empire State Building, the lessons of which we are applying throughout our portfolio, we derive cost savings through innovative energy efficiency retrofitting and sustainability initiatives, reducing direct and indirect energy costs paid both by tenants and by us throughout our other Manhattan office properties and greater New York metropolitan area office properties, which improves our competitive position.

•
Leader in Energy Efficiency Retrofitting. We have pioneered certain practices in energy efficiency, and at the Empire State Building we have partnered with the Clinton Climate Initiative, Johnson Controls Inc., Jones Lang LaSalle and the Rocky Mountain Institute to create and implement a groundbreaking, replicable process for integrating energy efficiency retrofits in the existing built environment. The reduced energy consumption lowers costs for us and our tenants, and we believe creates a competitive advantage for our properties. We believe that higher quality tenants in general place a higher priority on sustainability, controlling costs, and minimizing contributions to greenhouse gases. We believe our expertise in this area gives us the opportunity to attract higher quality tenants at higher rental rates, in addition to lowering our expenses. As a result of our efforts, approximately 84.0% of our portfolio square feet is Energy Star certified, including the Empire State Building. As a result of the energy efficiency retrofits, we estimate that the Empire State Building has reduced energy use by 45% of its pre-retrofit level of energy use, resulting in over $5.2 million of annual energy cost savings at pre-retrofit utility rate levels. Johnson Controls Inc. has guaranteed minimum energy cost savings of $2.2 million annually, from 2010 through 2025, with respect to certain of the retrofits in which Johnson Controls Inc. was project leader. Actual 2017 energy cost savings was $6.1million for the whole building retrofits, out of which $5.3 million savings was achieved against the guaranteed savings. We are implementing cost justified energy efficiency retrofit projects in our Manhattan and greater New York metropolitan area office properties based on our work at the Empire State Building. Finally, we maintain a series of management practices utilizing recycling of tenant and construction waste, recycled content carpets, low off-gassing paints and adhesives, “green” pest control and cleaning solutions and recycled paper products throughout our office portfolio. We believe that our portfolio’s attractiveness is enhanced by these practices and that this should result in higher rental rates, longer lease terms and higher quality tenants.

•
Attractive Retail Locations in Densely Populated Metropolitan Communities. As of December 31, 2018, our portfolio also included six standalone retail properties and retail space at the ground floor and/or lower levels of our Manhattan office properties, encompassing 719,354 rentable square feet in the aggregate, which were approximately 90.8% occupied in the aggregate. All of these properties are located in dynamic retail corridors with convenient access to mass transportation, a diverse tenant base and high pedestrian traffic and/or main destination locations. Our retail portfolio includes 697,913 rentable square feet located in Manhattan and 21,441 rentable square feet located in Westport, Connecticut. Our current retail rents are below current market rents, and as we recapture and redevelop retail space, we are able to drive strong positive spreads on newly leased space. We have retail expirations in the coming years that will allow us to further increase our cash flows. Our retail tenants cover a number of industries, and include Bank of America; Bank Santander (Sovereign Bank); Best Buy Mobile; Charles Schwab; Chipotle; Dr. Martens AirWair USA; Duane Reade/Walgreen's; FedEx; FootLocker; HSBC; JP Morgan Chase; Lululemon; New Cingular Wireless; Panera Bread; Potbelly Sandwich Works; Sephora; Shake Shack; Sprint; Starbucks; Target; Theory; TJ Maxx; and Urban Outfitters. Our Westport, Connecticut retail properties are located on Main Street, the main pedestrian thoroughfare in Westport, Connecticut, and have the advantage of being adjacent to one of the few available large-scale parking lots in town.

•
Experienced and Committed Management Team with Proven Track Record. Our senior management team is highly regarded in the real estate community and has extensive relationships with a broad range of brokers, owners, tenants and lenders. We have developed relationships we believe enable us to both secure high credit-quality tenants on attractive terms, as well as provide us with potential acquisition opportunities. We have substantial in-house expertise and resources in asset and property management, leasing, marketing, acquisitions, construction, development and financing and a platform that is highly scalable. Members of our senior management team have worked in the real estate industry for an average of approximately 34 years with extensive experience in greater New York area real estate, through many economic cycles. We take an intensive, hands-on approach to the management of our portfolio and quality brand building. As of December 31, 2018, our named executive officers owned 11.3% of ESRT's common stock on a fully diluted basis (including shares of common stock and operating partnership units as to which Anthony E. Malkin, our chief executive officer, disclaims beneficial ownership except to the extent of his pecuniary interest therein), and therefore their interests are aligned with those of ESRT's securityholders and they are incentivized to maximize returns to ESRT's securityholders.

•
Strong Balance Sheet Supportive of Future Growth. As of December 31, 2018, we had total debt outstanding of approximately $1.9 billion, with a weighted average interest rate of 3.84% and a weighted average maturity of 8.1 years. Additionally, we had approximately $1.1 billion of available borrowing capacity under our unsecured revolving and term credit facility as of December 31, 2018. We had cash and cash equivalents and short-term investments of $605.0 million at December 31, 2018. Our consolidated net debt represented 23.4% of enterprise value. Excluding principal amortization, we have approximately $250.0 million of debt maturing in 2019 and no debt maturing in 2020. We continue to extend and ladder our debt maturities, increase our access to a variety of capital sources and maintain low leverage with significant capacity on our balance sheet. This low level of leverage gives us flexibility to cover our capital program and to take advantage of opportunities to acquire additional properties as and when we see compelling opportunities. We believe that lower levered companies outperform over the long term.

Business and Growth Strategies
Our primary business objectives are to maximize cash flow and total returns to our securityholders and to increase the value of our properties through the pursuit of the following business and growth strategies:

•
Vacating, Redeveloping, and Leasing of Redeveloped Space at Our Manhattan Office Properties. As of December 31, 2018, our Manhattan office properties (excluding the retail component of these properties) were approximately 88.8% occupied, or 92.7% leased including signed leases not commenced, and had approximately 0.5 million rentable square feet of available space (excluding signed leases not commenced). Our program of redevelopment necessarily includes vacating older less desirable suites, demolishing them for re-leasing as full or multi-floor blocks, or as new pre-built suites, and re-leasing them. We believe our redevelopment and repositioning program for our Manhattan office properties results in our leasing space to better credit tenants and higher rents, while achieving returns of approximately 8%. Over time, as we have created and redeveloped large blocks of available space, we have leased them to higher quality tenants at higher rents, and intend to continue to execute on this program over the years to come. To date we believe these efforts have accelerated our ability to lease space to new higher credit-quality tenants, many of which have expanded the office space they lease from us over time. We also employ a pre-built suite strategy in selected portions of some of our properties to appeal to many credit-worthy smaller tenants by fitting out some available space with new ceilings, lighting, pantries and base building systems (including electric distribution and air conditioning) for immediate occupancy. These pre-built suites deploy energy efficiency strategies developed in our work at the Empire State Building and are designed with efficient layouts sought by a wide array of users which we believe will require only minor painting and carpeting for future re-leasing thus reducing our future costs. We expect to achieve returns on investment of approximately 8% on our pre-built suites. Over time, as we have redeveloped the spaces in our buildings, we believe we will increase our occupancy.

•
Increase Existing Below-Market Rents. The purpose of our redevelopment is to sign leases for larger amounts of space to better credit tenants at higher rents. To date, we have capitalized on this opportunity and we believe we have significant embedded, de-risked growth that we can capture as we execute on the successful repositioning of our Manhattan office portfolio and improving market fundamentals to increase rents. For example, we expect to benefit from the re-leasing of 6.1%, or approximately 464,792 rentable square feet (including month-to-month leases), of our Manhattan office leases expiring during 2019, which we generally believe are currently at below market rates. These expiring leases represent a weighted average base rent of $54.33 per square foot based on current measurements. As older leases expire, we expect to continue to upgrade certain space to further increase rents. Our concentration in Manhattan and the greater New York metropolitan area should also enable us to benefit from increased rents associated with current and anticipated near-term improvements in the financial and economic environment in these areas. We also expect to benefit from our price positioning, as we command prices that are above comparable vintage properties due to the quality of our newly developed space and our attractive amenities but below new construction.

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

•
Pursue Attractive Acquisition and Development Opportunities. We will opportunistically pursue attractive opportunities to acquire office and retail properties. For the foreseeable future, we intend to focus our acquisition strategy primarily on Manhattan office properties and, to a lesser extent, office and multi-tenanted retail properties in densely populated communities in the greater New York metropolitan area and other markets we may identify in the future. We believe we can utilize our industry relationships (including well-known real estate owners in Manhattan), brand recognition, and our expertise in redeveloping and repositioning office properties to identify significant acquisition opportunities where we believe we can increase occupancy and rental rates. We also believe there is growth opportunity to acquire and reposition additional stand-alone retail spaces. Our strong balance sheet, access to capital, and ability to offer operating partnership units in tax deferred acquisition transactions should give us significant flexibility in structuring and consummating acquisitions. Further, we have a development site, Metro Tower at the Stamford Transportation Center, which is adjacent to our Metro Center property, which we believe to be one of the premier office buildings in Connecticut. All required zoning approvals have been obtained to allow development of an approximately 380,000 rentable square foot office tower and garage. We intend to develop this site when we deem the appropriate combination of market and other conditions are in place.

•
Proactively Manage Our Portfolio. We believe our proactive, service-intensive approach to asset and property management helps increase occupancy and rental rates. We utilize our comprehensive building management services and our strong commitment to tenant and broker relationships and satisfaction to negotiate attractive leasing deals and to attract high credit-quality tenants. We proactively manage our rent roll and maintain continuous communication with our tenants. We foster strong tenant relationships by being responsive to tenant needs. We do this through the amenities we provide, the quality of our buildings and services, our employee screening and training, energy efficiency initiatives, and preventative maintenance and prompt repairs. Our attention to detail is integral to serving our clients and building our brand. Our properties have received numerous industry awards for their operational efficiency. We believe long-term tenant relationships will improve our operating results over time by reducing leasing, marketing and tenant improvement costs and reducing tenant turnover. We do extensive diligence on our tenants’ (current and prospective) balance sheets, businesses and business models to determine if we will establish long-term relationships in which they will both renew with us and expand over time. We have had 163 tenant expansions within our portfolio totaling over 1.2 million square feet since 2013.

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

Insurance
We carry comprehensive liability, fire, extended coverage, earthquake, terrorism and rental loss insurance covering all of our Manhattan properties and our greater New York metropolitan area properties under a blanket policy. We carry additional all-risk property and business insurance, which includes terrorism insurance, on the Empire State Building through ESRT Captive Insurance Company L.L.C., or ESRT Captive Insurance, our wholly owned captive insurance company. ESRT Captive Insurance covers terrorism insurance for $1.2 billion in losses in excess of $800 million per occurrence suffered by the Empire State Building, providing us with aggregate terrorism coverage of $2 billion at that property. ESRT Captive Insurance fully reinsures the 18% coinsurance under the Terrorism Risk Insurance Program Reauthorization Act of 2015 (TRIPRA) and the difference between the TRIPRA captive deductible and policy deductible of $25,000 for non-Nuclear, Biological, Chemical and Radiological exposures. We purchased a $50 million limit of Nuclear, Biological, Chemical and Radiological (NBCR) insurance in excess of a $1.0 million deductible in the commercial insurance market. ESRT Captive Insurance provides NBCR insurance with a limit of $1.95 billion in excess of the $50 million policy. As a result, we remain only liable for the 18% coinsurance under TRIPRA for NBCR exposures within ESRT Captive Insurance, as well as a deductible equal to 20% of ESRT Captive Insurance’s prior year’s premium. As long as we own ESRT Captive Insurance, we are responsible for ESRT Captive Insurance’s liquidity and capital resources, and ESRT Captive Insurance’s accounts are part of our consolidated financial statements. If we experience a loss and ESRT Captive Insurance is required to pay under its insurance policy, we would ultimately record the loss to the extent of its required payment. The policies described above cover certified terrorism losses as defined under the Terrorism Risk Insurance Act of 2002 (TRIA) and subsequent extensions. On January 12, 2015, the President of the United States signed into law TRIPRA, which extends TRIA through December 31, 2020. TRIA provides for a system of shared public and private compensation for insured losses resulting from acts of terrorism. As a result, the certified terrorism coverage provided by ESRT Captive Insurance is eligible for 82% coinsurance provided by the United States Treasury in excess of a statutorily calculated deductible. ESRT Captive Insurance reinsures 100% of its 18% coinsurance for non-NBCR exposures. The 18% coinsurance on NBCR exposures is retained by ESRT Captive Insurance.

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

Competition
The leasing of real estate is highly competitive in Manhattan and the greater New York metropolitan market in which we operate. We compete with numerous acquirers, developers, owners and operators of commercial real estate, many of which own or may seek to acquire or develop properties similar to ours in the same markets in which our properties are located. The principal means of competition are rent charged, location, services provided and the nature and condition of the facility to be leased. In addition, we face competition from other real estate companies, including other REITs, private real estate funds, domestic and foreign financial institutions, life insurance companies, pension trusts, partnerships, individual investors and others, that may have greater financial resources or access to capital than we do or that are willing to acquire properties in transactions which are more highly leveraged or are less attractive from a financial viewpoint than we are willing to pursue. In addition, competition from new and existing observatories and/or broadcasting operations could have a negative impact on revenues from our observatory operations and/or broadcasting revenues. Adverse impacts on domestic and international travel and changes in foreign currency exchange rates may also decrease demand in the future, which could have a material adverse effect on our results of operations, financial condition and ability to make distributions to our securityholders. If our competitors offer space at rental rates below current market rates, below the rental rates we currently charge our tenants, in better locations within our markets or in higher quality facilities, we may lose potential tenants and we may be pressured to reduce our rental rates below those we currently charge in order to retain tenants when our tenants’ leases expire.
ESRT's Tax Status as a REIT
ESRT elected to be taxed as a REIT and operate in a manner that we believe allows it to qualify as a REIT for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2013. We believe that ESRT has been organized in conformity with the requirements for qualification and taxation as a REIT under the Internal Revenue Code of

1986, as amended (the "Code"), and that its intended manner of operation will enable it to meet the requirements for qualification and taxation as a REIT. So long as ESRT qualifies as a REIT, it generally will not be subject to U.S. federal income tax on its net taxable income that ESRT distributes currently to its securityholders. If ESRT fails to qualify as a REIT in any taxable year and does not qualify for certain statutory relief provisions, ESRT will be subject to U.S. federal income tax at regular corporate rates and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year during which it lost its REIT qualification. Even if ESRT qualifies for taxation as a REIT, it may be subject to certain U.S. federal, state and local taxes on its income or property.
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

Employees
As of December 31, 2018, we had 813 employees, 134 of whom were managers and professionals. There are currently collective bargaining agreements which cover the workforce that services all of our office properties. Management believes that its relationship with employees is good.
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
Our business may be affected by volatility and illiquidity in the financial and credit markets, a general global economic recession and other market or economic challenges experienced by the real estate industry or the U.S. economy as a whole. Our business may also be materially and adversely affected by local economic conditions, as substantially all of our revenues are derived from our properties located in Manhattan and the greater New York metropolitan area, particularly in Manhattan, Fairfield County and Westchester County.
Because our portfolio consists primarily of commercial office and retail buildings located principally in Manhattan, we are significantly more vulnerable to risks in these industries and in this geography than if we owned a more diversified real estate portfolio. In particular, the retail industry is facing reductions in sales revenues and increased bankruptcies throughout the United States.
General conditions that might materially and adversely affect our results of operations, financial condition, ability to service current debt and to make distributions to our securityholders include:

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
For the year ended December 31, 2018, six of our properties, the Empire State Building, One Grand Central Place, 111 West 33rd Street, 1400 Broadway, First Stamford Place and 250 West 57th Street together accounted for approximately 72.2% of our portfolio’s rental revenues, and no other property accounted for more than approximately 5.0% of our portfolio’s rental revenues. For the year ended December 31, 2018, the Empire State Building individually accounted for approximately 31.9% of our portfolio’s rental revenues. Our revenue and cash available for distribution to our securityholders would be materially and adversely affected if the Empire State Building, One Grand Central Place, 111 West 33rd Street, 1400 Broadway, First Stamford Place or 250 West 57th Street were materially damaged or destroyed. Additionally, our revenue and cash available for distribution to our securityholders would be materially adversely affected if a significant number of our tenants at these properties experienced a downturn in their business which may weaken their financial condition and result in their failure to make timely rental payments, defaulting under their leases or filing for bankruptcy.
The observatory operations at the Empire State Building are not traditional real estate operations, and competition and changes in tourist trends and adverse weather, among other factors, may subject us to additional risks, which could have a material adverse effect on our results of operations, financial condition and ability to make distributions to our securityholders.
During the year ended December 31, 2018, we derived approximately $131.2 million of revenue from the Empire State Building’s observatory operations, representing approximately 39.0% of the Empire State Building’s total revenue for this period. The Empire State Building’s observatory is one of New York City’s main destination attractions and we have undertaken various projects to modernize and optimize visitor experience. We closed the 102nd floor of the Observatory experience beginning in January 2019 for upgrades that may take as long as nine months, and this will temporarily negatively impact Observatory revenue.  In addition, the Observatory redevelopment project may cause other disruptions to our visitor experience while we undergo construction, and as part of our ongoing operations once all of the improvements are made, which in each case may negatively impact Observatory revenue.
We currently compete against two existing observatories in New York City, and additional observatories are in the construction pipeline, with the Hudson Yards observatory projected to be completed in the first quarter 2020 and the One Vanderbilt observatory projected to be completed by year end 2020, which could have a negative impact on revenues from our observatory operations.  Despite the Empire State Building’s iconic status, location, and updated visitor experience, existing and new observatory competition may divert visitors from our observatory and negatively impact observatory revenue. Visitor demand for our observatory is highly dependent on domestic and overseas tourism. While New York City tourism has been consistent in recent years, economic and geopolitical factors might negatively impact tourist influx in the future. Additionally, we are susceptible to reductions in visitor demand due to adverse weather patterns, in particular during peak visitor periods.  Increased competition, a downturn in tourist trends and adverse weather may negatively impact visitor demand for our observatory, which could have a material adverse effect on our results of operations, financial condition and ability to make distributions to our securityholders.

We may be unable to renew leases, lease vacant space or re-lease space on favorable terms or at all as leases expire, which could materially and adversely affect our financial condition, results of operations and cash flow.
As of December 31, 2018, we had approximately 0.8 million rentable square feet of vacant space (excluding leases signed but not yet commenced). In addition, leases representing 7.2% and 8.3% of the square footage of the properties in our portfolio will expire in 2019 and 2020, respectively (including month to month leases). We cannot assure you that expiring leases will be renewed or that our properties will be re-leased at net effective rental rates equal to or above the current average net effective rental rates. Above-market rental rates at some of the properties in our portfolio may force us to renew some expiring leases or re-lease properties at lower rates. If the rental rates of our properties decrease, our existing tenants do not renew their leases or we do not re-lease a significant portion of our available space and space for which leases will expire, our financial condition, results of operations, cash flow, per share/unit trading price of ESRT's Class A common stock and our traded OP units and our ability to satisfy our principal and interest obligations and to make distributions to our securityholders would be materially and adversely affected.
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
Upon expiration of leases at our properties and with respect to our current vacant space, we may be required to make rent or other concessions to tenants, accommodate increased requests for renovations, build-to-suit remodeling and other improvements or provide additional services to our tenants. In addition, eight of our existing properties are pre-war office properties, which may require more frequent and costly maintenance to retain existing tenants or attract new tenants than newer properties. As a result, we may have to make significant capital or other expenditures in order to retain tenants whose leases expire and to attract new tenants in sufficient numbers. Additionally, we may need to raise capital to make such expenditures. If we are unable to do so or capital is otherwise unavailable, we may be unable to make the required expenditures. This could result in non-renewals by tenants upon expiration of their leases and our vacant space remaining untenanted, which could materially and adversely affect our financial condition, results of operations, cash flow and per share/unit trading price of ESRT's Class A common stock and our traded OP units. As of December 31, 2018, we had approximately 0.8 million rentable square feet of vacant space (excluding leases signed but not yet commenced), and leases representing 7.2% and 8.3% of the square footage of the properties in our portfolio will expire in the in 2019 and 2020, respectively (including month to month leases).
We depend on significant tenants in our office portfolio, including Global Brands Group, Coty, Inc., LinkedIn, Sephora and PVH Corp., which together represented approximately 17.4% of our total portfolio’s annualized rent as of December 31, 2018.
As of December 31, 2018, our five largest tenants together represented 17.4% of our total portfolio’s annualized rent. As of December 31, 2018, our largest tenant leased an aggregate of 0.7 million rentable square feet of office space at two of our office properties, representing approximately 6.4% of the total rentable square feet and approximately 6.7% of the annualized rent in our portfolio. Our rental revenue depends on entering into leases with and collecting rents from tenants. General and regional economic conditions, may adversely affect our major tenants and potential tenants in our markets. Our major tenants may experience a material business downturn, weakening their financial condition and potentially resulting in their failure to make timely rental payments and/or a default under their leases. In many cases, we have made substantial up front investments in the applicable leases, through tenant improvement allowances and other concessions, as well as typical transaction costs (including professional fees and commissions) that we may not be able to recover. In the event of any tenant default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment.
Our revenue and cash flow could be materially adversely affected if any of our significant tenants were to suffer a downturn in their business, default under their leases, fail to renew their leases at all or renew on terms less favorable to us than their current terms, or become bankrupt or insolvent.
The bankruptcy or insolvency of any of our tenants could result in the termination of such tenant’s lease and material losses to us.
The occurrence of a tenant bankruptcy or insolvency could diminish the income we receive from that tenant’s lease or leases. In particular, the retail industry is facing reductions in sales revenues and increased bankruptcies throughout the United States. If a tenant becomes bankrupt or insolvent, federal law may prohibit us from evicting such tenant based solely upon such bankruptcy or insolvency. In addition, a bankrupt or insolvent tenant may be authorized to reject and terminate its lease or leases with us. Any claims against such bankrupt tenant for unpaid future rent would be subject to statutory limitations that would likely result in our receipt of rental revenues that are substantially less than the contractually specified rent we are owed under the lease or leases. In addition, any claim we have for unpaid past rent, if any, may not be paid in full. We may also be unable to re-lease a terminated or rejected space or to re-lease it on comparable or more favorable terms. As a result, tenant bankruptcies may materially and adversely affect us.
Competition may impede our ability to attract or retain tenants or re-let space, which could materially and adversely affect our results of operations and cash flow.
The leasing of real estate in the greater New York metropolitan area is highly competitive. The principal means of competition are rent charged, location, services provided and the nature and condition of the premises to be leased. We directly compete with all lessors and developers of similar space in the areas in which our properties are located as well as properties in other submarkets. We also see competition from lessors that convert traditional office space to co-working office availabilities. Demand for retail space may be impacted by the bankruptcy of retail companies, a general trend toward consolidation in the retail industry, and the impact of internet retailing which could adversely affect the ability of our company to attract and retain tenants, which could (i) reduce rents payable to us, (ii) reduce our ability to attract and retain tenants at our properties and (iii) lead to increased vacancy rates at our properties, any of which could materially and adversely affect us.
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
The Empire State Building and its broadcasting mast provides radio and data communications services and supports delivery of broadcasting signals to cable and satellite systems and television and radio receivers. We license the use of the broadcasting mast to third party television and radio broadcasters. During the year ended December 31, 2018, we derived approximately $19.5 million of revenue (excluding tenant reimbursement income) from the Empire State Building’s broadcasting licenses and related leased space, representing approximately 5.8% of the Empire State Building’s total revenue for this period. Competition from other broadcasting operations has had a negative impact on revenues from our broadcasting operations, and lease renewals have yielded reduced revenue, higher operating expenses and higher capital expenditures. Our broadcast television and radio licensees also face a range of competition from advances in technologies and alternative methods of content delivery in their respective industries, as well as from changes in consumer behavior driven by new technologies and methods of content delivery, which may reduce the demand for over-the-air broadcast licenses in the future. New government regulations affecting broadcasters, including the implementation of the Federal Communications Commission's (the "FCC") National Broadband Plan, (the "FCC Plan"), also might materially and adversely affect our results of operations by reducing the demand for broadcast licenses. Among other things, the FCC Plan urges Congress to make more spectrum available for wireless broadband service providers by encouraging over-the-air broadcast licensees to relinquish spectrum through a voluntary auction process, which raises many issues that could impact the broadcast industry. At this time we cannot predict whether Congress or the FCC will adopt or implement any of the FCC Plan’s recommendations or the rule changes as proposed, or how any such actions might affect our broadcasting operations. Any of these risks might materially and adversely affect us.
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
Our interest in three of our commercial office properties, 1350 Broadway, 111 West 33rd Street and 1400 Broadway are long-term leaseholds of the land and the improvements, rather than a fee interest in the land and the improvements. If we are found to be in breach of these ground leases, we could lose the right to use the properties. In addition, unless we purchase the underlying fee interest in these properties or extend the terms of our leases for these properties before expiration on terms significantly comparable to our current leases, we will lose our right to operate these properties and our leasehold interests in these properties upon expiration of the leases or we will continue to operate them at much lower profitability, which would significantly adversely affect our results of operations. In addition, if we are perceived to have breached the terms of these leases, the fee owner may initiate proceedings to terminate the leases. The long-term leases, including unilateral extension rights available to us, expire on July 31, 2050 for 1350 Broadway, December 31, 2063 for 1400 Broadway and June 10, 2077 for 111 West 33rd Street.
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
As of December 31, 2018, we had total debt outstanding of approximately $1.9 billion. As of December 31, 2018, we had approximately $250.0 million of debt maturing in 2019 and no debt maturing in 2020. As of December 31, 2018, our mortgages had an aggregate estimated principal balance of approximately $614.6 million with maturity dates ranging from 2024 through 2033. See Note 4 to our consolidated financial statements for required payments of our indebtedness. We may incur significant additional debt to finance future acquisition and redevelopment activities. Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our properties or to pay the distributions currently contemplated or necessary to allow ESRT to qualify as a REIT. Our level of debt and the limitations imposed on us by our loan documents could have significant adverse consequences, including the following:

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
In connection with the formation transactions, we and ESRT entered into a tax protection agreement with Anthony E. Malkin and Peter L. Malkin pursuant to which we have agreed to indemnify the Malkin Group and one additional third party investor in Metro Center (who was one of the original landowners and was involved in the development of the property) against certain tax liabilities if those tax liabilities result from (i) our sale, transfer, conveyance, or other taxable disposition of four specified properties (First Stamford Place, Metro Center, 10 Bank Street and 1542 Third Avenue) acquired by us in 2013 for a period of 12 years with respect to First Stamford Place and for the later of (x) October 2021 or (y) the death of both Peter L. Malkin and Isabel W. Malkin who are 85 and 82 years old, respectively, for the three other properties, (ii) our failing to maintain until maturity the indebtedness secured by those properties or failing to use commercially reasonable efforts to refinance such indebtedness upon maturity in an amount equal to the principal balance of such indebtedness, or, if we are unable to refinance such indebtedness at its current principal amount, at the highest principal amount possible, or (iii) our failing to make available to any of these continuing investors the opportunity to guarantee, or otherwise bear the risk of loss, for U.S. federal income tax purposes, of their allocable share of $160 million of aggregate indebtedness meeting certain requirements, until such continuing investor owns less than the aggregate number of operating partnership units and shares of ESRT common stock equal to 50% of the aggregate number of such units and shares such continuing investor received in the formation transactions. In addition, in connection with our and ESRT's sale of a 9.9% fully diluted interest in us to Q REIT Holding LLC, a Qatar Financial Centre limited liability company and a wholly owned subsidiary of the Qatar Investment Authority, a governmental authority of the State of Qatar ("QREIT", and together with any eligible transferee, "QIA") in August 2016, ESRT agreed, subject to certain minimum thresholds and conditions, to indemnify QIA for certain applicable U.S. federal and state taxes payable by QIA in connection with any dividends ESRT pays that are attributable to capital gains from the sale or exchange of any U.S. real property interests. If ESRT were to trigger the tax indemnification obligations under this agreement, we would be required to pay damages for the resulting tax consequences to the Malkin Group, the additional third party investor in Metro Center or QIA, as applicable, and we have acknowledged that a calculation of damages with respect to the tax protection agreement with the Malkin Group and the additional third party investor in Metro Center will not be based on the time value of money or the time remaining within the restricted period. Moreover, these obligations may restrict our and ESRT's ability to engage in a strategic transaction, require us to maintain more or different indebtedness than we would otherwise require for our business, and/or inhibit our selling or disposing of a property that might otherwise be in the best interest of the securityholders to do so.

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
During 2018, the U.S. Federal Reserve raised the target range for the federal funds rate to a range from 1.50 to 2.50 percent compared to a range from 0.75 to 1.50 in 2017. These decisions ended the low-interest-rate policy that had been in effect in previous years. The targeted federal funds rate increase will likely result in an increase in market interest rates, which may increase our interest expense under our unhedged variable-rate borrowings and the costs of refinancing existing indebtedness or obtaining new debt. In addition, increases in market interest rates may result in a decrease in the value of our real estate and a decrease in the market price of ESRT's common stock and our securities. Increases in market interest rates may also adversely affect the securities markets generally, which could reduce the market price of ESRT's common stock and the price of our securities without regard to our operating performance. Any such unfavorable changes to our borrowing costs and the price of our securities could significantly impact our ability to raise new debt and equity capital going forward.
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

As of December 31, 2018, we employed 813 employees. There are currently collective bargaining agreements which cover 573 employees, or 70% of our workforce, that service all of our office properties. We have not experienced a strike or work stoppage at any of our properties and in the opinion of management overall employee relations are good and no labor stoppages are anticipated. Our inability to negotiate acceptable contracts with any of these unions as existing agreements expire could result in strikes or work stoppages by the affected workers. If our unionized employees were to engage in a strike or other work stoppage, we could experience a significant disruption of our operations, which could adversely affect our business, financial condition and results of operations. In the event of a work stoppage for any extended period of time, we would likely seek to engage temporary workers to provide tenant services, which would result in increased operating costs.
Risks Related to Our Organization and Structure
Holders of ESRT Class B common stock have a significant vote in matters submitted to a vote of ESRT Securityholders.
As part of our formation, original investors were offered the opportunity to contribute their interests to us in exchange for ESRT Class A common stock, operating partnership units, a combination of one share of ESRT Class B common stock for each 50 operating partnership units to which an investor was entitled, resulting in one share of ESRT Class B common stock and 49 operating partnership units, or a combination of any of the above. Each outstanding share of ESRT Class B common stock, when accompanied by 49 operating partnership units, entitles the holder thereof to 50 votes on all matters on which ESRT Class A common securityholders are entitled to vote, including the election of directors. Holders of ESRT Class B common stock are entitled to share equally, on a per share basis, in all distributions payable with respect to shares of ESRT Class A common stock. Holders of ESRT Class B common stock may have interests that differ from those holders of ESRT Class A common stock and our securityholders, including by reason of their interest in us, and may accordingly vote as a stockholder in ways that may not be consistent with the interests of holders of ESRT Class A common stock and our securityholders. This significant voting influence over certain matters may have the effect of delaying, preventing or deterring a change of control of ESRT, or could deprive holders of ESRT Class A common stock or our securityholders of an opportunity to receive a premium for their Class A common stock or units, as applicable, as part of a sale of ESRT. ESRT Class B common stock has been issued only in connection with the formation transactions, and any such share is automatically converted to a share of ESRT Class A common stock (having a single vote) upon its holder conveying the related 49 operating partnership units to any person other than a family member, affiliate or controlled entity of such person.
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
As a result of the unrealized built-in gain attributable to a property at the time of contribution, some holders of operating partnership units, including Anthony E. Malkin and Peter L. Malkin, may suffer different and more adverse tax consequences than other holders of operating partnership units upon the sale or refinancing of the properties owned by us, including disproportionately greater allocations of items of taxable income and gain upon a realization event. As those holders will not receive a correspondingly greater distribution of cash proceeds, they may have different objectives regarding the appropriate pricing, timing and other material terms of any sale or refinancing of certain properties, or whether to sell or refinance such properties at all. As a result, the effect of certain transactions on Anthony E. Malkin and Peter L. Malkin may influence their decisions affecting these properties and may cause such members of ESRT senior management team to attempt to delay, defer or prevent a transaction that might otherwise be in the best interests of our other securityholders. In connection with the formation transactions, we and ESRT entered into a tax protection agreement with Anthony E. Malkin and Peter L. Malkin pursuant to which we have agreed to indemnify the Malkin Group and one additional third party investor in Metro Center (who was one of the original landowners and was involved in the development of the property) against certain tax liabilities if those tax liabilities result from (i) our sale, transfer, conveyance, or other taxable disposition of four specified properties (First Stamford Place, Metro Center, 10 Bank Street and 1542 Third Avenue) acquired by us in the consolidation for a period of 12 years from the consolidation in 2013 with respect to First Stamford Place and for the later of (x) eight years from the consolidation in 2013 or (y) the death of both Peter L. Malkin and Isabel W. Malkin who are 85 and 82 years old, respectively, for the three other properties, (ii) our failing to maintain until maturity the indebtedness secured by those properties or failing to use commercially reasonable efforts to refinance such indebtedness upon maturity in an amount equal to the principal balance of such indebtedness, or, if we are unable to refinance such indebtedness at its current principal amount, at the highest principal amount possible, or (iii) our failing to make available to any of these continuing investors the opportunity to guarantee, or otherwise bear the risk of loss, for U.S. federal income tax purposes, of their allocable share of $160 million of aggregate indebtedness meeting certain requirements, until such continuing investor owns less than the aggregate number of operating partnership units and shares of ESRT common stock equal to 50% of the aggregate number of such units and shares such continuing investor received in the formation transactions. As a result of entering into the tax protection agreement, Anthony E. Malkin and Peter L. Malkin may have an incentive to cause us to enter into transactions from which they may personally benefit.
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
In order for ESRT to qualify as a REIT no more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year, and at least 100 persons must beneficially own its stock during at least 335 days of a taxable year of 12 months, or during a proportionate portion of a shorter taxable year. “Individuals” for this purpose include natural persons, private foundations, some employee benefit plans and trusts and some charitable trusts. To assist ESRT in complying with these limitations, among other purposes, ESRT’s charter generally prohibits any person from directly or indirectly owning more than 9.8% in value or number of shares, whichever is more restrictive, of the outstanding shares of ESRT’s capital stock or more than 9.8% in value or number of shares, whichever is more restrictive, of the outstanding shares of ESRT’s common stock. These ownership limitations could have the effect of discouraging a takeover or other transaction in which holders of ESRT’s common stock might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests. ESRT has entered into a waiver of the 9.8% ownership limit with an institutional investor to permit this investor to own up to 15% of the outstanding shares of ESRT's Class A common stock, as well as an additional waiver to permit affiliates of QIA to own an aggregate amount of Class A common stock equal to up to a 9.9% fully diluted economic interest in ESRT (inclusive of all outstanding common OP units and LTIP units), which currently equals approximately 17.2% of ESRT's outstanding Class A common stock.
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
As of December 31, 2018, Anthony E. Malkin, ESRT’s Chairman and Chief Executive Officer, together with the Malkin Group, has the right to vote 40,859,706 shares of ESRT’s common stock, which represents approximately 18.1% of the voting power of ESRT’s outstanding common stock. Consequently, Mr. Malkin has the ability to influence the outcome of matters presented to ESRT securityholders, including the election of ESRT’s board of directors and approval of significant corporate transactions, including business combinations, consolidations and mergers and the determination of ESRT’s day-to-day corporate and management policies.

As of December 31, 2018, QIA had a 9.9% fully diluted interest in us, which represented 17.2% of the outstanding ESRT Class A common stock. Pursuant to the terms of ESRT's stockholders agreement with QIA, QIA generally has the right (but not the obligation) to maintain its fully diluted economic interest in ESRT by purchasing additional shares of ESRT's Class A common stock when ESRT or we issue additional common equity securities from time to time. While QIA has agreed to limit its voting power on all matters presented to ESRT's securityholders to no more than 9.9% of total number of votes entitled to be cast, QIA has also agreed to vote its shares in favor of the election of all director nominees recommended by ESRT's board of directors.
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
We or ESRT cannot predict whether future issuances of shares of ESRT's common stock or our operating partnership units or the availability of shares for resale in the open market will decrease the market price per share/unit of ESRT's common stock and traded OP units. In August 2016, ESRT entered into a registration rights agreement with QIA in connection with its purchase of 29,610,854 shares of ESRT Class A common stock, which required ESRT to use commercially reasonable efforts to file with the Securities and Exchange Commission within 180 days following the closing of the sale, a resale shelf registration statement providing for the resale of QIA’s shares. ESRT filed the resale shelf registration statement with the SEC on February 2, 2017 and renewed it on August 3, 2017. Subsequently, QIA is entitled to cause ESRT to include in the registration statement such additional shares of ESRT's Class A common stock as QIA may acquire from time to time, up to a 9.9% fully diluted interest in ESRT. We and ESRT will bear the costs of registering the securities subject to the registration rights agreement, and once these shares are registered, they will be freely tradable, subject to any applicable lock-up agreements. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of ESRT's common stock and our traded OP units and could impair ESRT's and our ability to raise additional capital through the sale of equity securities in the future. In particular, as of December 31, 2018, QIA owns approximately 17.2% of the outstanding shares of ESRT's Class A common stock. If QIA decides to sell all or a substantial portion of its shares, it could have a material adverse impact on the market price of ESRT's common stock and our traded OP units.
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
Our balance sheet includes goodwill of approximately $491.5 million at December 31, 2018. These assets consist primarily of goodwill associated with our acquisition of the controlling interest in Empire State Building Company L.L.C. and 501 Seventh Avenue Associates L.L.C. We also expect to engage in additional acquisitions, which may result in our recognition of additional goodwill. Under accounting standards goodwill is not amortized. On an annual basis and whenever events or changes in circumstances indicate the carrying value or goodwill may be impaired, we are required to assess whether there have been impairments in the carrying value of goodwill. If the carrying value of the asset is determined to be impaired, then it is written down to fair value by a charge to operating earnings. An impairment of goodwill could have a material adverse effect on our business, financial condition and results of operations.
There remains uncertainty as to how the recently-revised partnership tax audits will be applied.

The Bipartisan Budget Act of 2015, effective for taxable years beginning after December 31, 2017, requires us and any subsidiary partnership to pay the hypothetical increase in partner-level taxes (including interest and penalties) resulting from an adjustment of partnership tax items on audit or in other tax proceedings, unless the partnership elects an alternative method under which the taxes resulting from the adjustment (and interest and penalties) are assessed at the partner level. In addition, Treasury Regulations provide that a partner that is a REIT may be able to use deficiency dividend procedures with respect to such adjustments. Many uncertainties remain as to the application of these rules, and the impact they will have on us. However, it is possible, that we and partnerships in which we invest may be subject to U.S. federal income tax, interest and penalties in the event of a U.S. federal income tax audit as a result of these law changes.
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
On December 22, 2017, President Trump signed into law H.R. 1, informally titled the Tax Cuts and Jobs Act (the “TCJA”). The TCJA makes major changes to the Code, including a number of provisions of the Code that affect the taxation of REITs and their shareholders. Among the changes made by the TCJA are permanently reducing the generally applicable corporate tax rate, generally reducing the tax rate applicable to individuals and other noncorporate taxpayers for tax years beginning after December 31, 2017 and before January 1, 2026, eliminating or modifying certain previously allowed deductions (including substantially limiting interest deductibility and, for individuals, the deduction for non-business state and local taxes), and, for taxable years beginning after December 31, 2017 and before January 1, 2026, providing for preferential rates of taxation through a deduction of up to 20% (subject to certain limitations) on most ordinary REIT dividends, allocations of income from certain publicly-traded partnerships (including us) and certain trade or business income of non-corporate taxpayers for purposes of determining their U.S. federal income tax (but not for purposes of the 3.8% Medicare tax and self-employment tax). The TCJA also imposes new limitations on the deduction of net operating losses, which may result in our having to make additional taxable distributions to our shareholders in order to comply with REIT distribution requirements or to avoid taxes on retained income and gains. The effect of the significant changes made by the TCJA remains uncertain, and administrative guidance, which has and will continue to be issued on an ongoing basis, is required in order to fully evaluate the effect of many provisions. The effect of any technical corrections with respect to the TCJA could have an adverse effect on us or our shareholders. Investors should consult their tax advisors regarding the implications of the TCJA on their investment in our interests.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

As of December 31, 2018, we did not have any unresolved comments with the staff of the SEC.

ITEM 2. PROPERTIES

Our Portfolio Summary
As of December 31, 2018, our portfolio consisted of 14 office properties and six standalone retail properties totaling approximately 10.1 million rentable square feet and was approximately 88.8% occupied, yielding approximately $535.5 million of annualized rent. Giving effect to leases signed but not yet commenced, our portfolio was approximately 91.8% leased as of December 31, 2018. In addition, we owned entitled land that will support the development of an approximately 380,000 rentable square foot office building and garage ("Metro Tower") at the Stamford Transportation Center in Stamford, Connecticut, adjacent to one of our office properties. The table below presents an overview of our portfolio as of December 31, 2018.

					Annualized
		Rentable			Rent per
		Square	Percent	Annualized	Occupied	Number of
Property Name	Location or Sub-Market	Feet (1)	Occupied (2)	Rent (3)	Square Foot (4)	Leases (5)
Manhattan Office Properties - Office
The Empire State Building (6)	Penn Station -Times Sq. South	2,711,148	94.3%	$150,529,864	$58.88	174
One Grand Central Place	Grand Central	1,247,366	87.5%	62,462,156	57.20	210
1400 Broadway (7)	Penn Station -Times Sq. South	914,162	80.5%	36,996,042	50.29	29
111 West 33rd Street (8)	Penn Station -Times Sq. South	639,237	78.0%	28,556,500	57.30	19
250 West 57th Street	Columbus Circle - West Side	468,525	80.3%	22,355,109	59.41	54
501 Seventh Avenue	Penn Station -Times Sq. South	460,150	95.7%	19,825,295	45.00	29
1359 Broadway	Penn Station -Times Sq. South	455,824	97.4%	23,706,788	53.40	35
1350 Broadway (9)	Penn Station -Times Sq. South	373,205	84.1%	18,005,509	57.36	60
1333 Broadway	Penn Station -Times Sq. South	292,835	89.4%	13,732,665	52.48	10
Manhattan Office Properties - Office		7,562,452	88.8%	376,169,928	55.99	620

Manhattan Office Properties - Retail
The Empire State Building (10)	Penn Station -Times Sq. South	104,558	69.8%	13,364,098	183.13	14
One Grand Central Place	Grand Central	68,732	79.0%	6,402,538	117.91	13
1400 Broadway (7)	Penn Station -Times Sq. South	20,418	77.4%	2,020,613	127.78	8
112 West 34th Street (8)	Penn Station -Times Sq. South	90,132	100.0%	22,596,784	250.71	4
250 West 57th Street	Columbus Circle - West Side	67,927	100.0%	9,974,747	146.85	8
501 Seventh Avenue	Penn Station -Times Sq. South	35,558	88.3%	2,016,286	64.20	9
1359 Broadway	Penn Station -Times Sq. South	27,506	100.0%	2,263,576	82.29	6
1350 Broadway	Penn Station -Times Sq. South	31,774	100.0%	6,799,221	213.99	6
1333 Broadway	Penn Station -Times Sq. South	67,001	100.0%	9,006,000	134.42	4
Manhattan Office Properties - Retail		513,606	89.3%	74,443,863	162.24	72
Sub-Total/Weighted Average Manhattan Office Properties - Office and Retail		8,076,058	88.9%	450,613,791	62.78	692

Greater New York Metropolitan Area Office Properties
First Stamford Place (11)	Stamford, CT	783,729	88.6%	30,139,103	43.41	48
Metro Center	Stamford, CT	281,928	82.5%	13,576,111	58.36	25
383 Main Street	Norwalk, CT	260,657	82.9%	7,181,693	33.25	21
500 Mamaroneck Avenue	Harrison, NY	288,202	86.5%	7,217,593	28.96	31
10 Bank Street	White Plains, NY	232,517	96.9%	7,974,296	35.38	34
Sub-Total/Weighted Average Greater New York Metropolitan Office Properties		1,847,033	87.6%	66,088,796	40.86	159

Standalone Retail Properties
10 Union Square	Union Square	58,007	100.0%	7,019,176	121.01	13
1542 Third Avenue	Upper East Side	56,250	100.0%	3,895,512	69.25	4
1010 Third Avenue	Upper East Side	44,662	100.0%	3,745,234	83.86	2
77 West 55th Street	Midtown	25,388	100.0%	2,694,194	106.12	3
69-97 Main Street	Westport, CT	17,111	32.4%	708,876	127.93	2
103-107 Main Street	Westport, CT	4,330	100.0%	722,355	166.83	1
Sub-Total/Weighted Average Standalone Retail Properties		205,748	94.4%	18,785,347	96.74	25
Portfolio Total		10,128,839	88.8%	$535,487,934	$59.57	876

Total/Weighted Average Office Properties		9,409,485	88.6%	$442,258,724	$53.05	779
Total/Weighted Average Retail Properties (12)		719,354	90.8%	93,229,210	142.77	97
Portfolio Total		10,128,839	88.8%	$535,487,934	$59.57	876

(1)	Excludes (i) 179,350 square feet of space across our portfolio attributable to building management use and tenant amenities and (ii) 69,789 square feet of space attributable to our observatory.

(2)	Based on leases signed and commenced as of December 31, 2018 and calculated as (i) rentable square feet less available square feet divided by (ii) rentable square feet.

(3)	Represents annualized base rent and current reimbursement for operating expenses and real estate taxes.

(4)	Represents annualized rent under leases commenced as of December 31, 2018 divided by occupied square feet.

(5)
Represents the number of leases at each property or on a portfolio basis. If a tenant has more than one lease, whether or not at the same property, but with different expirations, the number of leases is calculated equal to the number of leases with different expirations.

(6)	Includes 42,546 rentable square feet of space leased by our broadcasting tenants.

(7)	Denotes a ground leasehold interest in the property with a remaining term, including unilateral extension rights available to the Company, of approximately 45 years (expiring December 31, 2063).

(8)	Denotes a ground leasehold interest in the property with a remaining term, including unilateral extension rights available to the Company, of approximately 59 years (expiring May 31, 2077).

(9)	Denotes a ground leasehold interest in the property with a remaining term, including unilateral extension rights available to us, of approximately 32 years (expiring July 31, 2050).

(10)	Includes 5,300 rentable square feet of space leased by WDFG North America, a licensee of our observatory.

(11)	First Stamford Place consists of three buildings.

(12)	Includes 513,606 rentable square feet of retail space in our Manhattan office properties.

Tenant Diversification
As of December 31, 2018, our office and retail portfolios were leased to a diverse tenant base consisting of approximately 876 leases. Our tenants represent a broad array of industries as follows:

Diversification by Industry	Percent (1)
Arts and entertainment	2.1%
Broadcast	1.3%
Consumer goods	21.8%
Finance, insurance, real estate	16.1%
Government entity	1.8%
Healthcare	1.7%
Legal services	3.7%
Media and advertising	3.9%
Non-profit	4.4%
Professional services (not including legal services)	10.8%
Retail	17.1%
Technology	9.5%
Others	5.8%
Total	100.0%

(1) Based on annualized rent.
The following table sets forth information regarding the 20 largest tenants in our portfolio based on annualized rent as of December 31, 2018.

			Weighted		Percent of
			Average	Total	Portfolio		Percent of
			Remaining	Occupied	Rentable		Portfolio
		Lease	Lease	Square	Square	Annualized	Annualized
Tenant	Property	Expiration (1)	Term (2)	Feet (3)	Feet (4)	Rent (5)	Rent (6)
Global Brands Group	ESB, 1333 Broadway	Oct 2023-Oct. 2028	9.3 years	668,942	6.4%	$36,047,748	6.7%
LinkedIn	Empire State Building	Feb. 2026	7.2 years	312,947	3.0%	18,349,123	3.4%
Coty Inc.	Empire State Building	Jan. 2030	11.1 years	312,954	3.0%	16,954,249	3.2%
PVH Corp.	501 Seventh Avenue	Dec. 2018-Oct. 2028	9.3 years	237,281	2.3%	11,275,477	2.1%
Sephora	112 West 34th Street	Jan. 2029	10.1 years	11,334	0.1%	10,457,709	2.0%
Li & Fung	1359 Broadway	Oct. 2021-Oct. 2027	5.3 years	149,436	1.4%	7,471,631	1.4%
Urban Outfitters	1333 Broadway	Sept. 2029	10.8 years	56,730	0.5%	7,103,124	1.3%
Federal Deposit Insurance Corp.	Empire State Building	Jan. 2020	1.1 years	121,879	1.2%	7,042,014	1.3%
Macy's	111 West 33rd Street	May 2030	11.4 years	131,117	1.3%	6,947,109	1.3%
HNTB Corporation	Empire State Building	Feb. 2029	10.2 years	105,143	1.0%	6,661,814	1.2%
Duane Reade/Walgreen's	ESB, 1350 B'Way, 250 West 57th	Feb. 2021-Sept. 2027	5.9 years	47,541	0.5%	6,343,147	1.2%
Foot Locker	112 West 34th Street	Sept. 2031	12.8 years	34,192	0.3%	6,258,212	1.2%
Legg Mason	First Stamford Place	Sept. 2024	5.8 years	137,583	1.3%	6,246,888	1.2%
WDFG North America	Empire State Building	Dec. 2025	7.0 years	5,300	0.1%	5,693,074	1.1%
Shutterstock	Empire State Building	Apr. 2029	10.3 years	104,386	1.0%	5,527,630	1.0%
The Michael J. Fox Foundation	111West 33rd Street	Nov. 2029	10.9 years	86,492	0.8%	5,330,672	1.0%
ASCAP	250 West 57th Street	Aug. 2034	15.8 years	87,943	0.8%	5,250,464	1.0%
Kohl's	1400 Broadway	May 2029	10.4 years	118,516	1.1%	5,216,894	1.0%
The Gap, Inc.	111West 33rd Street, OGCP	Dec. 2018-Jan. 2030	5.3 years	83,408	0.8%	4,770,844	0.9%
On Deck Capital	1400 Broadway	Dec. 2018-Jan. 2026	8.0 years	81,290	0.8%	4,503,015	0.8%
Total				2,894,414	27.7%	$183,450,838	34.3%

(1)	Expiration dates are per lease and do not assume exercise of renewal or extension options. For tenants with more than two leases, the lease expiration is shown as a range.

(2)	Represents the weighted average lease term, based on annualized rent.

(3)	Based on leases signed and commenced as of December 31, 2018.

(4)	Represents the percentage of rentable square feet of our office and retail portfolios in the aggregate.

(5)	Represents annualized base rent and current reimbursement for operating expenses and real estate taxes.

(6)	Represents the percentage of annualized rent of our office and retail portfolios in the aggregate.

Lease Expirations
We expect to benefit from the re-leasing of 6.1%, or approximately 464,792 rentable square feet, of our Manhattan office leases expiring during 2019, which we generally believe are currently at below-market rates. During 2016, 2017 and 2018, we generally obtained higher base rents on new and renewed leases at our Manhattan office properties. These increased rents are partly due to an increase in the total rentable square footage of such space as a result of remeasurement and application of market loss factors to our space.
The following table sets forth new and renewal leases entered into at our Manhattan office properties (excluding the retail component of these properties), the weighted average annualized cash rent per square foot of new and renewal leases executed during the year, the previous weighted average annualized cash rent prior to the renewal or re-leasing of these leases and the percent increase in mark-to market rent.

	Year Ended December 31,
	2018	2017	2016
New and renewal leases entered into during the year (square feet)	837,487	865,251	724,417

Average cash rent per square foot for new and renewal leases executed during the year	$61.39	$59.26	$58.83

Average cash rent per square foot for previous leases	$49.29	$43.70	$41.36

Increase in mark-to-market rent	24.5%	35.6%	42.2%

The following tables set forth a summary schedule of the lease expirations for leases in place as of December 31, 2018 plus available space for each of the ten calendar years beginning with the year ending December 31, 2018 at the properties in our portfolio. The information set forth in the table assumes that tenants exercise no renewal options and all early termination rights.

All properties

			Percent of
		Rentable	Portfolio			Annualized
	Number	Square	Rentable		Percent of	Rent Per
	of Leases	Feet	Square Feet	Annualized	Annualized	Rentable
Year of Lease Expiration	Expiring (1)	Expiring (2)	Expiring	Rent (3)	Rent	Square Foot
Available	—	831,830	8.2%	$—	—%	$—
Signed leases not commenced	22	307,407	3.0%	—	—%	—
Fourth quarter 2018	17	114,473	1.1%	6,041,172	1.1%	52.77
2019	140	725,758	7.2%	38,192,092	7.1%	52.62
2020	136	841,127	8.3%	46,705,137	8.7%	55.53
2021	106	698,038	6.9%	40,003,243	7.5%	57.31
2022	96	540,111	5.3%	34,473,377	6.4%	63.83
2023	86	688,230	6.8%	41,363,802	7.7%	60.10
2024	62	608,298	6.0%	34,863,683	6.5%	57.31
2025	56	380,877	3.8%	28,328,373	5.3%	74.38
2026	42	951,180	9.4%	52,892,285	9.9%	55.61
2027	45	579,433	5.7%	33,227,941	6.2%	57.35
2028	28	977,740	9.7%	52,696,279	9.8%	53.90
Thereafter	62	1,884,337	18.6%	126,700,550	23.8%	67.24
Total	898	10,128,839	100.0%	$535,487,934	100.0%	$59.57

Manhattan Office Properties (4)

			Percent of
		Rentable	Portfolio			Annualized
	Number	Square	Rentable		Percent of	Rent Per
	of Leases	Feet	Square Feet	Annualized	Annualized	Rentable
Year of Lease Expiration	Expiring (1)	Expiring (2)	Expiring	Rent (3)	Rent	Square Foot
Available	—	549,316	7.3%	$—	—%	$—
Signed leases not commenced	17	294,114	3.9%	—	—%	—
Fourth quarter 2018	15	111,238	1.5%	5,826,063	1.5%	52.37
2019	105	464,792	6.1%	25,249,960	6.7%	54.33
2020	104	588,087	7.8%	32,944,552	8.8%	56.02
2021	67	457,024	6.0%	25,385,479	6.7%	55.55
2022	71	363,454	4.8%	21,091,665	5.6%	58.03
2023	62	507,038	6.7%	28,776,689	7.6%	56.75
2024	41	377,044	5.0%	20,320,919	5.4%	53.90
2025	36	241,506	3.2%	14,120,004	3.8%	58.47
2026	29	815,416	10.8%	46,344,237	12.3%	56.84
2027	31	427,431	5.7%	23,440,994	6.2%	54.84
2028	18	908,488	12.0%	49,295,900	13.1%	54.26
Thereafter	41	1,457,504	19.2%	83,373,466	22.3%	57.20
Total	637	7,562,452	100.0%	$376,169,928	100.0%	$55.99

Greater New York Metropolitan Area Office Properties

			Percent of
		Rentable	Portfolio			Annualized
	Number	Square	Rentable		Percent of	Rent Per
	of Leases	Feet	Square Feet	Annualized	Annualized	Rentable
Year of Lease Expiration	Expiring (1)	Expiring (2)	Expiring	Rent (3)	Rent	Square Foot
Available	—	220,095	11.9%	$—	—%	$—
Signed leases not commenced	4	9,373	0.5%	—	—%	—
Fourth quarter 2018	1	2,772	0.2%	133,135	0.2%	48.03
2019	29	234,759	12.7%	8,990,325	13.6%	38.30
2020	24	224,778	12.2%	10,172,305	15.4%	45.25
2021	31	210,934	11.4%	9,586,651	14.5%	45.45
2022	15	116,525	6.3%	4,398,892	6.7%	37.75
2023	14	126,488	6.8%	5,752,523	8.7%	45.48
2024	10	203,298	11.0%	8,901,687	13.5%	43.79
2025	12	102,046	5.5%	3,275,709	5.0%	32.10
2026	5	65,413	3.5%	2,058,298	3.1%	31.47
2027	6	64,229	3.5%	2,340,864	3.5%	36.45
2028	6	64,515	3.5%	2,277,599	3.4%	35.30
Thereafter	6	201,808	11.0%	8,200,808	12.4%	40.64
Total	163	1,847,033	100.0%	$66,088,796	100.0%	$40.86

Retail (5)

			Percent of
		Rentable	Portfolio			Annualized
	Number	Square	Rentable		Percent of	Rent Per
	of Leases	Feet	Square Feet	Annualized	Annualized	Rentable
Year of Lease Expiration	Expiring (1)	Expiring (2)	Expiring	Rent (3)	Rent	Square Foot
Available	—	62,419	8.7%	$—	—%	$—
Signed leases not commenced	—	3,920	0.5%	—	—%	—
Fourth quarter 2018	1	463	0.1%	81,974	0.1%	177.05
2019	6	26,207	3.6%	3,951,807	4.2%	150.79
2020	8	28,262	3.9%	3,588,280	3.8%	126.96
2021	8	30,080	4.2%	5,031,113	5.4%	167.26
2022	10	60,132	8.4%	8,982,820	9.6%	149.39
2023	10	54,704	7.6%	6,834,590	7.3%	124.94
2024	11	27,956	3.9%	5,641,077	6.1%	201.78
2025	8	37,325	5.2%	10,932,660	11.7%	292.90
2026	8	70,351	9.8%	4,489,750	4.8%	63.82
2027	8	87,773	12.2%	7,446,083	8.0%	84.83
2028	4	4,737	0.6%	1,122,780	1.2%	237.02
Thereafter	15	225,025	31.3%	35,126,276	37.8%	156.10
Total	97	719,354	100.0%	$93,229,210	100.0%	$142.77

The Empire State Building (6)

			Percent of
		Rentable	Portfolio			Annualized
	Number	Square	Rentable		Percent of	Rent Per
	of Leases	Feet	Square Feet	Annualized	Annualized	Rentable
Year of Lease Expiration	Expiring (1)	Expiring (2)	Expiring	Rent (3) (7)	Rent	Square Foot
Available	—	135,233	5.0%	$—	—%	$—
Signed leases not commenced	4	19,313	0.7%	—	—%	—
Fourth quarter 2018	1	5,190	0.2%	152,250	0.1%	29.34
2019	15	57,671	2.1%	3,166,194	2.1%	54.90
2020	34	294,217	10.9%	17,466,435	11.6%	59.37
2021	21	131,888	4.9%	7,736,154	5.1%	58.66
2022	21	95,218	3.5%	6,066,615	4.0%	63.71
2023	19	103,564	3.8%	6,505,861	4.3%	62.82
2024	13	88,151	3.3%	5,715,884	3.8%	64.84
2025	8	68,349	2.5%	3,838,791	2.6%	56.16
2026	10	432,549	16.0%	25,754,154	17.1%	59.54
2027	6	22,615	0.8%	1,398,330	0.9%	61.83
2028	4	545,713	20.1%	30,784,175	20.5%	56.41
Thereafter	22	711,477	26.2%	41,945,021	27.9%	58.95
Total	178	2,711,148	100.0%	$150,529,864	100.0%	$58.88

The Empire State Building Broadcasting Licenses and Leases

		Annualized		Percent of
	Annualized	Expense	Annualized	Annualized
Year of Lease Expiration	Base Rent (8)	Reimbursements	Rent (3)	Rent
Fourth quarter 2018	$487,150	$121,034	$608,184	4.2%
2019	212,240	44,297	256,537	1.8%
2020	828,209	146,340	974,549	6.7%
2021	55,685	105,905	161,590	1.1%
2022	1,124,545	297,964	1,422,509	9.7%
2023	82,480	25,301	107,781	0.7%
2024	47,271	57,223	104,494	0.7%
2025	1,496,090	208,282	1,704,372	11.7%
2026	799,969	91,984	891,953	6.1%
2027	768,750	67,825	836,575	5.7%
2028	253,050	27,637	280,687	1.9%
Thereafter	6,313,154	938,246	7,251,400	49.7%
Total	$12,468,593	$2,132,038	$14,600,631	100.0%

(1)	If a lease has two different expiration dates, it is considered to be two leases (for the purposes of lease count and square footage).

(2)	Excludes (i) 179,350 rentable square feet across our portfolio attributable to building management use and tenant amenities and (ii) 69,789 square feet of space attributable to our observatory.

(3)	Represents annualized base rent and current reimbursement for operating expenses and real estate taxes.

(4)	Excludes (i) retail space in our Manhattan office properties and (ii) the Empire State Building broadcasting licenses and observatory operations.

(5)	Includes an aggregate of 513,606 rentable square feet of retail space in our Manhattan office properties. Excludes the Empire State Building broadcasting licenses and observatory operations.

(6)	Excludes retail space, broadcasting licenses and observatory operations.

(7)
Includes approximately $6.4 million of annualized rent related to physical space occupied by broadcasting tenants for their broadcasting operations. Does not include license fees charges to broadcast tenants.

(8)	Represents license fees for the use of the Empire State Building mast and base rent for the physical space occupied by broadcasting tenants.
Undeveloped Properties
We own entitled land that will support the development of Metro Tower, a 17-story, multi-tenanted commercial office building that is expected to comprise approximately 380,000 rentable square feet on 13 floors of office space. The site is directly adjacent to Metro Center, one of our office properties, and the Stamford Transportation Center. All required zoning approvals have been obtained to allow for development of Metro Tower. We intend to develop Metro Tower when we deem the appropriate combination of local market and other conditions are in place.
Redevelopment and Repositioning

From 2002 through 2006, we gradually gained full control of the day-to-day management of our Manhattan office properties (with the estate of Leona M. Helmsley previously holding certain approval rights at some of these properties as a result of its interest in the entities owning the properties). Since then, we have been undertaking a comprehensive redevelopment and repositioning strategy of our Manhattan office properties that has included the physical improvement through upgrades and modernization of, and tenant upgrades in, such properties. Since we assumed full control of the day-to-day management of our Manhattan office properties beginning with One Grand Central Place in 2002, and through December 31, 2018, we have invested a total of approximately $865.7 million (excluding tenant improvement costs and leasing commissions) in our Manhattan office properties pursuant to this program. We intend to fund capital improvements through a combination of operating cash flow, cash on hand, short term investments and borrowings.

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

During the second quarter of 2017, we commenced a multi-year capital project at the Empire State Building which we believe will improve convenience for office tenants and their visitors, increase the value of our 34th Street facing retail space, enhance the Observatory visitor experience, and increase Observatory revenue per capita.

In the first phase of the project, which we completed in August 2018, we relocated the present Observatory entrance, previously located on Fifth Avenue, to a new, larger, dedicated entrance for Observatory visitors at the western side of the Empire State Building on 34th Street. The new entrance eliminates Observatory visitor flow into the Fifth Avenue lobby and streamlines such visitor exit from that lobby, thereby reducing Observatory traffic in such lobby by more than 50% and improving Fifth Avenue access for our office tenants and their visitors. We believe the resulting new traffic pattern will increase the value of all of our 34th Street facing retail space and enhance office and Observatory convenience.

We anticipate that we will invest approximately $163 million in total over three years to complete all phases of this project. Expenditures, which began during the second quarter 2017, were $91.3 million through December 31, 2018. This investment is an outcome of continually looking at ways to innovate and enhance the office and retail tenant and visitor experience at the Empire State Building.

The greater New York Metropolitan Area office market is soft, and we compete with properties that have been redeveloped recently or have planned redevelopment. We expect to spend approximately $40 million through 2020 on these well-maintained and well-located properties’ common areas and amenities to ensure competitiveness and protect our market position. Expenditures, which began during the second quarter 2018, were $14.1 million through December 31, 2018.

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
On February 22, 2019, the last sales price for our Series ES OP Units on the NYSE Arca was $15.51 per share. On February 22, 2019, the last sales price for our Series 60 OP Units on the NYSE Arca was $15.53 per share. On February 22, 2019, the last sales price for our Series 250 OP Units on the NYSE Arca was $15.38 per share.
Holders
As of February 22, 2019, we had approximately 748 registered holders of Series PR OP Units, 1,706 registered holders of Series ES OP Units, 547 registered holders of Series 60 OP Units and 376 registered holders of Series 250 OP Units. Such information was obtained through our registrar and transfer agent. Certain shares and OP Units are held in "street" name and accordingly, the number of beneficial owners of such shares and OP Units is not known or included in the foregoing number.
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
Securities Authorized For Issuance Under Equity Compensation Plans
During 2013, we adopted the Empire State Realty Trust, Inc. Empire State Realty OP, L.P. 2013 Equity Incentive Plan, as amended and restated as of April 4, 2016 (the "Plan"). The Plan provides for grants of stock options, shares of restricted ESRT Class A common stock, dividend equivalent rights and other equity-based awards, including LTIP Units, up to an aggregate of 12.2 million shares of our common stock. For a further discussion of the Plan, see Note 9 to the consolidated financial statements included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

The following table presents certain information about our equity compensation plans as of December 31, 2018:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)

Plan Category
Equity compensation plans approved by securityholders	N/A	N/A	4,323,054
Equity compensation plans not approved by securityholders	—	—	—
Total	N/A	N/A	4,323,054

As of December 31, 2018, we issued 282,631 shares of restricted stock and 7,614,830 LTIP units under the Plan.

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

	Year Ended December 31,
(amounts in thousands, except per share data)	2018	2017	2016	2015	2014
Operating Data
Total revenues	$731,511	$709,526	$677,353	$657,534	$635,267
Operating expenses:
Property operating expenses	167,379	163,531	153,850	158,638	148,676
Ground rent expenses	9,326	9,326	9,326	9,326	5,339
General and administrative expenses	52,674	50,315	49,078	38,073	39,037
Observatory expenses	32,767	30,275	29,833	32,174	31,413
Construction expenses	—	—	—	3,222	38,596
Real estate taxes	110,000	102,466	96,061	93,165	82,131
Acquisition expenses	—	—	98	193	3,382
Depreciation and amortization	168,508	160,710	155,211	171,474	145,431
Total operating expenses	540,654	516,623	493,457	506,265	494,005
Operating income (loss)	190,857	192,903	183,896	151,269	141,262
Other income (expense):
Interest income	10,661	2,942	647	100	59
Interest expense	(79,623)	(68,473)	(70,595)	(65,743)	(62,685)
Loss on early extinguishment of debt	—	(2,157)	(552)	(1,749)	(3,771)
Loss from derivative financial instruments	—	(289)	—	—	—
Income before income taxes	121,895	124,926	113,396	83,877	74,865
Income tax expense	(4,642)	(6,673)	(6,146)	(3,949)	(4,655)
Net income	117,253	118,253	107,250	79,928	70,210
Private perpetual preferred unit distributions	(936)	(936)	(936)	(936)	(476)
Net income attributable to common unitholders	$116,317	$117,317	$106,314	$78,992	$69,734

Distribution declared and paid per unit	$0.42	$0.42	$0.40	$0.34	$0.34
Net income per common unit - basic and diluted	$0.39	$0.39	$0.38	$0.29	$0.27
Total weighted average units - basic	297,258	296,455	276,848	265,914	254,506
Total weighted average units - diluted	297,259	298,049	277,568	265,914	254,506

Balance Sheet Data
Commercial real estate properties, at cost	$2,884,486	$2,667,655	$2,458,629	$2,276,330	$2,139,863
Total assets	$4,195,780	$3,931,347	$3,890,953	$3,300,650	$3,283,497
Debt	$1,918,933	$1,688,721	$1,612,331	$1,632,416	$1,598.654
Partners' capital	$1,991,109	$1,977,737	$1,982,863	$1,372,686	$1,381,097

Other Data
Funds from operations attributable to common stockholders and non-controlling interests (1)	$282,609	$276,491	$260,519	$249,924	$214,849
Modified funds from operations attributable to common stockholders and non-controlling interests (2)	$290,440	$284,322	$268,350	$257,755	$219,452
Core funds from operations attributable to common stockholders and non-controlling interests (3)	$290,440	$286,925	$269,000	$257,677	$227,422
Net cash provided by operating activities	$279,022	$194,202	$214,755	$208,675	$148,057
Net cash used in investing activities	$(643,023)	$(223,013)	$(182,376)	$(142,197)	$(303,904)
Net cash provided by (used in) financing activities	$104,617	$(56,877)	$470,941	$(59,918)	$145,488

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

(3)
Core FFO adds back to traditionally defined FFO the following items: acquisition expenses, severance expenses and retirement equity compensation expenses, private perpetual preferred exchange offering expenses, deferred tax asset write-off, acquisition expenses, loss on early extinguishment of debt, gain on settlement of lawsuit related to the Observatory, net of income taxes and ground lease amortization, construction severance expenses and acquisition break-up fee. We present Core FFO because we consider it an important supplemental measure of our operating performance in that it excludes items associated with the Offering and formation transactions. There can be no assurance that Core FFO presented by us is comparable to similarly titled measures of other REITs. Core FFO does not represent cash generated from operating activities and should not be considered as an alternative to net income (loss) determined in accordance with GAAP or to cash flow from operating activities determined in accordance with GAAP. Core FFO is not indicative of cash available to fund ongoing cash needs, including the ability to make cash distributions. For a reconciliation of Core FFO, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Core Funds from Operations."

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. For these statements, we claim the protections of the safe harbor for forward-looking statements contained in such Section. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. In particular, statements pertaining to our capital resources, portfolio performance, dividend policy and results of operations contain forward-looking statements. Likewise, all of our statements regarding anticipated growth in our portfolio from operations, acquisitions and anticipated market conditions, demographics and results of operations are forward-looking statements. Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” “contemplates,” “aims,” “continues,” “would” or “anticipates” or the negative of these words and phrases or similar words or phrases. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

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
• fluctuations in attendance at the observatory and adverse weather;
•new office or observatory development in our market;
• general volatility of the capital and credit markets and the market price of ESRT's Class A common stock and our publicly-traded OP Units;
• changes in our business strategy;
• changes in technology and market competition, which affect utilization of our broadcast or other facilities;
• changes in domestic or international tourism, including geopolitical and currency exchange rates events;
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
• inability to comply with the laws, rules and regulations applicable to similar companies; and

• damages resulting from security breaches through cyberattacks, cyber intrusions or otherwise, as well as other significant disruptions of our technology (IT) networks related systems.

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
The following discussion and analysis should be read in conjunction with "Selected Financial Data," and our consolidated financial statements as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016 and the notes related thereto which are included in this Annual Report on Form 10-K.

2018 Highlights

•	Achieved net income attributable to the Company of $117.3 million.

•	Core FFO was $290.4 million.

•	Occupancy and leased percentages at December 31, 2018:

•	Total portfolio was 88.8% occupied; including signed leases not commenced (“SLNC”), the total portfolio was 91.8% leased.

•	Manhattan office portfolio (excluding the retail component of these properties) was 88.8% occupied; including SLNC, the Manhattan office portfolio was 92.7% leased.

•	Retail portfolio was 90.8% occupied; including SLNC, the retail portfolio was 91.3% leased.

•	Empire State Building was 93.4% occupied; including SLNC, the Empire State Building was 94.1% leased.

•
Signed 156 leases, representing 1,003,806 rentable square feet across the total portfolio, achieving a 19.8% increase in mark-to-market cash rent over previous fully escalated cash rents on new, renewal, and expansion leases; 122 of these leases, representing 837,487 rentable square feet, were within the Manhattan office portfolio (excluding the retail component of these properties), achieving a 24.5% increase in mark-to-market cash rent over previous fully escalated cash rents on new, renewal and expansion leases.

•
Signed 78 new leases representing 729,026 rentable square feet in 2018 for the Manhattan office portfolio (excluding the retail component of these properties), achieving an increase of 27.3% in mark-to-market cash rent over expired previous fully escalated cash rents.

•	Amended our lease with our largest tenant and in the process increased our annual cash rent by approximately $4 million.

•
Realized lease termination fee income of $20.8 million, or approximately $0.07 per fully diluted share, from a combination of broadcast and office tenants. This fee income was partially offset by the write-off of straight line rent receivables associated with the terminated leases of $2.1 million, or approximately $0.01 per fully diluted share.

•	Opened the new Observatory entrance, which is the first phase of the fully reimagined Observatory experience.

•
Achieved Empire State Building Observatory revenue growth of 3.2% to $131.2 million from $127.1 million in 2017 while net operating income increased 1.7% due to improved pricing partially offset by increased expenses related to Observatory redevelopment and public relations expense allocations.

•	Issued long-term, fixed rate unsecured financing of $335 million that increased weighted average term to maturity to 8.1 years, from 6.2 years, at December 31, 2017.

•	Authorized a $500 million stock and publicly traded operating partnership unit repurchase program through December 31, 2019.

•	Declared and paid aggregate dividends of $0.42 per share during 2018.
As of December 31, 2018, our total portfolio contained 10.1 million rentable square feet of office and retail space. We owned 14 office properties (including three long-term ground leasehold interests) encompassing approximately 9.4 million rentable square feet of office space. Nine of these properties are located in the midtown Manhattan market and aggregate approximately 7.6 million rentable square feet of office space, including the Empire State Building. Our Manhattan office properties also contain an aggregate of 513,606 rentable square feet of premier retail space on their ground floor and/or contiguous levels. Our remaining five office properties are located in Fairfield County, Connecticut and Westchester County, New York, encompassing in the aggregate approximately 1.8 million rentable square feet. The majority of square footage for these five properties is located in densely populated metropolitan communities with immediate access to mass transportation. Additionally, we have entitled land at the Stamford Transportation Center in Stamford, Connecticut, adjacent to one of our office properties, that will support the development of an approximately 380,000 rentable square foot office building and garage, which we refer to herein as Metro Tower. As of December 31, 2018, our portfolio included four standalone retail properties located in Manhattan and two standalone retail properties located in the city center of Westport, Connecticut, encompassing 205,748 rentable square feet in the aggregate.
The Empire State Building is our flagship property. The Empire State Building provides us with a diverse source of revenue through its office and retail leases, observatory operations, and broadcasting licenses and related leased space. Our observatory operations are a separate reporting segment. Our observatory operations are subject to regular patterns of tourist activity in Manhattan. During the past ten years, approximately 16% to 18% of our annual observatory revenue was realized in the first quarter, 26.0% to 28.0% was realized in the second quarter, 31.0% to 33.0% was realized in the third quarter, and 23.0% to 25.0% was realized in the fourth quarter.
The components of the Empire State Building revenue are as follows (dollars in thousands):

	Year Ended December 31,
	2018		2017
Office leases	$130,583	38.9%	$127,389	40.5%
Retail leases	7,483	2.2%	7,932	2.5%
Tenant reimbursements, lease termination fees and other income	44,264	13.2%	26,541	8.5%
Observatory operations	131,227	39.0%	127,118	40.4%
Broadcasting licenses and leases	22,401	6.7%	25,538	8.1%
Total	$335,958	100.0%	$314,518	100.0%
We have been undertaking a comprehensive redevelopment and repositioning strategy of our Manhattan office properties. This strategy is designed to improve the overall value and attractiveness of our properties and has: contributed significantly to our tenant repositioning efforts, which seek to increase our occupancy; raise our rental rates; increase our rentable square feet; increase our aggregate rental revenue; lengthen our average lease term; increase our average lease size; and improve our tenant credit quality. These improvements include: restored, renovated and upgraded or new lobbies; elevator modernization; renovated public areas and bathrooms; refurbished or new windows; upgrade and standardization of retail storefront and signage; façade restorations; modernization of building-wide systems; and enhanced tenant amenities. We have also aggregated smaller spaces in order to offer larger blocks of office space, including multiple floors, that are attractive to larger, higher credit-quality tenants and to offer new, pre-built suites with improved layouts. This strategy has shown what we believe to be attractive results to date, and we believe has the potential to improve our operating margins and cash flows in the future. We believe we will continue to enhance our tenant base and improve rents as our pre-redevelopment leases continue to expire and be re-leased. From 2002 through December 31, 2018, we have invested a total of approximately $865.7 million (excluding tenant improvement costs and leasing commissions) in our Manhattan office properties pursuant to this program. We intend to fund these capital improvements through a combination of operating cash flow, cash on hand, short term investments and borrowings.

During the second quarter 2017, we commenced a multi-year capital project at the Empire State Building which we believe will improve convenience for office tenants and their visitors, increase the value of our 34th Street facing retail space, enhance the Observatory visitor experience, and increase Observatory revenue per capita.

In the first phase completed in August 2018 we relocated the Observatory entrance, previously located on Fifth Avenue, to a new, larger, dedicated entrance for Observatory visitors at the western side of the Empire State Building on 34th Street. The new entrance eliminates Observatory visitor flow into the Fifth Avenue lobby and streamlines such visitor exit from that lobby, thereby reducing Observatory traffic in such lobby by more than 50% and improving Fifth Avenue access for our office tenants and their visitors. We believe the resulting new traffic pattern will increase the value of all of our 34th Street facing retail space and enhance office and Observatory convenience.

We anticipate that we will invest approximately $163 million in total over three years to complete all phases of this project. Expenditures, which began during the second quarter 2017, were $91.3 million through December 31, 2018. This investment is an outcome of continually looking at ways to innovate and enhance the office and retail tenant and visitor experience at the Empire State Building.

The elevator servicing the 102nd floor Observatory was closed to visitors during the first quarter of 2018 for planned replacement of the original machinery and a new glass cab for the elevator which serves it. We have more work to do on the 102nd floor component of our Observatory upgrade program and we closed the 102nd floor in January 2019. The 102nd floor may stay closed for as long as nine months during the upgrade. Revenue for the 102nd floor observatory was $11.4 million in 2017 and $8.6 million in 2018.

The Greater New York Metropolitan Area office market is soft, and we compete with properties that have been redeveloped recently or have planned redevelopment. We expect to spend approximately $40 million through 2020 on these well-maintained and well-located properties’ common areas and amenities to ensure competitiveness and protect our market position. Expenditures, which began during the second quarter 2018, were $14.1 million through December 31, 2018.
As of December 31, 2018, excluding principal amortization, we had approximately $250.0 million of debt maturing in 2019 and no debt maturing in 2020, and we had total debt outstanding of approximately $1.9 billion, with a weighted average interest rate of 3.84% (excluding premiums and discount) and a weighted average maturity of 8.1 years and 100.0% of which is fixed-rate indebtedness. As of December 31, 2018, we had cash and cash equivalents and short-term investments of $605.0 million. Our consolidated net debt to total market capitalization was approximately 23.4% as of December 31, 2018.

Results of Operations
Overview
The discussion below relates to the financial condition and results of operations for the years ended December 31, 2018, 2017, and 2016.
Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017
The following table summarizes the historical results of operations for the years ended December 31, 2018 and 2017 (amounts in thousands):

	Years Ended December 31,
	2018	2017	Change	%
Revenues:
Rental revenue	$493,231	$483,944	$9,287	1.9%
Tenant expense reimbursement	72,372	73,679	(1,307)	(1.8)%
Observatory revenue	131,227	127,118	4,109	3.2%
Lease termination fees	20,847	13,551	7,296	53.8%
Third-party management and other fees	1,440	1,400	40	2.9%
Other revenues and fees	12,394	9,834	2,560	26.0%
Total revenues	731,511	709,526	21,985	3.1%
Operating expenses:
Property operating expenses	167,379	163,531	(3,848)	(2.4)%
Ground rent expenses	9,326	9,326	—	—%
General and administrative expenses	52,674	50,315	(2,359)	(4.7)%
Observatory expenses	32,767	30,275	(2,492)	(8.2)%
Real estate taxes	110,000	102,466	(7,534)	(7.4)%
Depreciation and amortization	168,508	160,710	(7,798)	(4.9)%
Total operating expenses	540,654	516,623	(24,031)	(4.7)%
Operating income	190,857	192,903	(2,046)	(1.1)%
Other income (expense):
Interest income	10,661	2,942	7,719	262.4%
Interest expense	(79,623)	(68,473)	(11,150)	(16.3)%
Loss on early extinguishment of debt	—	(2,157)	2,157	100.0%
Loss from derivative financial instruments	—	(289)	289	100.0%
Income before income taxes	121,895	124,926	(3,031)	(2.4)%
Income tax expense	(4,642)	(6,673)	2,031	30.4%
Net income	117,253	118,253	(1,000)	(0.8)%
Private perpetual preferred unit distributions	(936)	(936)	—	—%
Net income attributable to common unit holders	$116,317	$117,317	$(1,000)	(0.9)%

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
Lease Termination Fees
The year ended December 31, 2018 included significantly higher lease termination fees, from a combination of broadcast and office tenants, compared to the year ended December 31, 2017.
Third-Party Management and Other Fees
Third-party management and other fees were consistent with 2017.

Other Revenues and Fees

The increase in other revenues and fees for the year ended December 31, 2018 was primarily due to a $2.8 million settlement with a former broadcast tenant.
Property Operating Expenses
The increase in property operating expenses was primarily due to higher repairs and maintenance costs and higher labor costs.
Ground Rent Expenses
The ground rent expense was consistent with 2017.
General and Administrative Expenses
The increase in general and administrative expenses was primarily due to increased equity compensation expense.
Observatory Expenses
The increase in Observatory expenses was primarily due to higher payroll costs of $0.8 million, higher technology costs of $0.7 million and higher marketing costs of $0.6 million.
Real Estate Taxes
The increase in real estate taxes was primarily attributable to higher assessed values for multiple properties.
Depreciation and Amortization
The increase in depreciation and amortization was primarily due to depreciation of assets newly placed in service together with the accelerated depreciation of retired assets, partially offset by lower amortization of purchase accounting deferred leasing costs associated with 2013 and 2014 acquisitions as these costs become fully amortized.
Interest Income

Interest income increased primarily due to higher interest rates on cash balances and short term investments.
Interest Expense

Interest expense increased due to higher outstanding principal balances.
Loss on Early Extinguishment of Debt
There was no loss on early extinguishment of debt for the year ended December 31, 2018.
Loss from Derivative Financial Instruments

There was no loss from derivative financial instruments for the year ended December 31, 2018.
Income Taxes
The decrease in income tax expense was primarily attributable to a reduction in the federal corporate tax rate.

Private Perpetual Preferred Unit Distributions
The private perpetual preferred unit distributions were consistent with 2017.

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016
The following table summarizes the historical results of operations for years ended December 31, 2017 and 2016 (amounts in thousands):

	Years Ended December 31,
	2017	2016	Change	%
Revenues:
Rental revenue	$483,944	$460,653	$23,291	5.1%
Tenant expense reimbursement	73,679	73,459	220	0.3%
Observatory revenue	127,118	124,814	2,304	1.8%
Lease termination fees	13,551	7,676	5,875	76.5%
Third-party management and other fees	1,400	1,766	(366)	(20.7)%
Other revenues and fees	9,834	8,985	849	9.4%
Total revenues	709,526	677,353	32,173	4.7%
Operating expenses:
Property operating expenses	163,531	153,850	(9,681)	(6.3)%
Ground rent expenses	9,326	9,326	—	—%
General and administrative expenses	50,315	49,078	(1,237)	(2.5)%
Observatory expenses	30,275	29,833	(442)	(1.5)%
Real estate taxes	102,466	96,061	(6,405)	(6.7)%
Acquisition expenses	—	98	98	100.0%
Depreciation and amortization	160,710	155,211	(5,499)	(3.5)%
Total operating expenses	516,623	493,457	(23,166)	(4.7)%
Operating income	192,903	183,896	9,007	4.9%
Other income (expense):
Interest income	2,942	647	2,295	354.7%
Interest expense	(68,473)	(70,595)	2,122	3.0%
Loss on early extinguishment of debt	(2,157)	(552)	(1,605)	(290.8)%
Loss from derivative financial instruments	(289)	—	(289)	—%
Income before income taxes	124,926	113,396	11,530	10.2%
Income tax (expense) benefit	(6,673)	(6,146)	(527)	(8.6)%
Net income	118,253	107,250	11,003	10.3%
Private perpetual preferred unit distributions	(936)	(936)	—	—%
Net income attributable to common unitholders	$117,317	$106,314	$11,003	10.3%

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
Lease Termination Fees
Lease termination fee income increased in 2017 as there were more tenants with higher lease termination fees for the year ended December 31, 2017 compared to the year ended December 31, 2016.
Third-Party Management and Other Fees
The decrease reflects lower management fee income due to the wind-down of activities in certain managed entities.

Other Revenues and Fees
The increase in other revenues and fees was primarily due to a real estate tax refund of $1.1 million.
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

Interest Income
Interest income increased due to higher average cash balances during 2017 as compared to 2016. Cash proceeds from issuance of shares were received in the second half of 2016.
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
While we may be able to anticipate and plan for certain liquidity needs, there may be unexpected increases in uses of cash that are beyond our control and which would affect our financial condition and results of operations. For example, we may be required to comply with new laws or regulations that cause us to incur unanticipated capital expenditures for our properties, thereby increasing our liquidity needs. Even if there are no material changes to our anticipated liquidity requirements, our sources of liquidity may be fewer than, and the funds available from such sources may be less than, anticipated or needed. Our primary sources of liquidity will generally consist of cash on hand, short term investments, cash generated from our operating activities, debt issuances and unused borrowing capacity under our unsecured revolving credit and term loan facility. We expect to meet our short-term liquidity requirements, including distributions, operating expenses, working capital, debt service, and capital expenditures from cash flows from operations, cash and short term investments, debt issuances, and available borrowing capacity under our unsecured revolving credit and term loan facility. The availability of these borrowings is subject to the conditions set forth in the applicable loan agreements. We expect to meet our long-term capital requirements, including acquisitions, redevelopments and capital expenditures through our cash flows from operations, cash on hand, short term investments, our unsecured revolving credit and term loan facility, mortgage financings, debt issuances, common and/or preferred equity issuances and asset sales. Our properties require periodic investments of capital for individual lease related tenant improvements allowances, general capital improvements and costs associated with capital expenditures. Our overall leverage will depend on our mix of investments and the cost of leverage. ESRT's charter does not restrict the amount of leverage that we may use.
At December 31, 2018, we had approximately $605.0 million available in cash and cash equivalents and short-term investments and there was $1.1 billion available under our unsecured revolving credit facility.
Through August 2021, QIA will have a right of first offer to co-invest with us as a joint venture partner in real estate investment opportunities initiated by us where we have elected, at our discretion, to seek out a joint venture partner in real estate investment opportunities. The right of first offer period will be extended for 30 months so long as at least one joint venture transaction is consummated by us and QIA during the initial term, and will be extended for a further 30-month term if at least one more joint venture transaction is consummated during such initial extension period.
As of December 31, 2018, we had approximately $1.9 billion of total consolidated indebtedness outstanding, with a weighted average interest rate of 3.84% and a weighted average maturity of 8.1 years. As of December 31, 2018, exclusive of principal amortization, we have approximately $250.0 million of debt maturing in 2019 and no debt maturing in 2020. Our consolidated net debt to total market capitalization was approximately 23.4% as of December 31, 2018.
During January 2018, we refinanced and increased our mortgage debt on 1333 Broadway from $66.6 million to $160.0 million, due February 2033 with interest fixed at 4.21%. A portion of this increase was applied to release the $75.8 million mortgage lien on 1400 Broadway.
During December 2017, we entered into an agreement to issue and sell an aggregate principal amount of $450 million of our senior unsecured notes in a private placement, of which $115 million was sold and purchased in December 2017 and $335 million was sold and purchased in March 2018. We used the net proceeds from the March 2018 issuance to repay our mortgage indebtedness on 111 West 33rd Street and 1350 Broadway and to add to cash balances.
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
As of December 31, 2018, we were in compliance with the covenants, as described below (dollars in thousands):

Financial Covenant	Required	December 31, 2018	In Compliance
Maximum total leverage	< 60%	24.4%	Yes
Maximum secured debt	< 40%	7.7%	Yes
Minimum fixed charge coverage	> 1.50x	4.8x	Yes
Minimum unencumbered interest coverage	> 1.75x	7.1x	Yes
Maximum unsecured leverage	< 60%	19.1%	Yes
Minimum tangible net worth	$1,252,954	$1,803,812	Yes
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

The terms of the Senior Unsecured Notes include customary covenants, including limitations on liens, investment, debt, fundamental changes, and transactions with affiliates and require certain customary financial reports. The Senior Unsecured Notes also require compliance with financial ratios including a maximum leverage ratio, a maximum secured leverage ratio, a minimum amount of tangible net worth, a minimum fixed charge coverage ratio, a minimum unencumbered interest coverage ratio, and a maximum unsecured leverage ratio. As of December 31, 2018, we were in compliance with the covenants under the outstanding Senior Unsecured Notes.

Mortgage Debt
As of December 31, 2018, we had mortgage notes payable, net of $608.6 million.

During January 2018, we refinanced and increased our mortgage debt on 1333 Broadway from $66.6 million to $160.0 million, due February 2033 with interest fixed at 4.21%. A portion of this increase was applied to release the $75.8 million mortgage lien on 1400 Broadway.

During March 2018, we repaid our mortgage indebtedness on 111 West 33rd Street and 1350 Broadway.

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

Office Properties(1)

	Years Ended December 31,
Total New Leases, Expansions, and Renewals	2018	2017	2016
Number of leases signed(2)	149	155	187
Total square feet	991,576	1,198,340	941,008
Leasing commission costs(3)	$19,523	$22,836	$15,408
Tenant improvement costs(3)	69,886	83,051	55,088
Total leasing commissions and tenant improvement costs(3)	$89,409	$105,887	$70,496
Leasing commission costs per square foot(3)	$19.69	$19.06	$16.37
Tenant improvement costs per square foot(3)	70.48	69.31	58.54
Total leasing commissions and tenant improvement costs per square foot(3)	$90.17	$88.37	$74.91
Retail Properties(4)

	Years Ended December 31,
Total New Leases, Expansions, and Renewals	2018	2017	2016
Number of leases signed(2)	7	12	20
Total Square Feet	12,230	95,360	50,798
Leasing commission costs(3)	$331	$4,418	$2,847
Tenant improvement costs(3)	559	2,989	4,744
Total leasing commissions and tenant improvement costs(3)	$890	$7,407	$7,591
Leasing commission costs per square foot(3)	$27.08	$46.33	$56.03
Tenant improvement costs per square foot(3)	45.71	31.35	93.40
Total leasing commissions and tenant improvement costs per square foot(3)	$72.79	$77.68	$149.43
_______________

(1)	Excludes an aggregate of 513,606 rentable square feet of retail space in our Manhattan office properties. Includes the Empire State Building broadcasting licenses and observatory operations.

(2)	Presents a renewed and expansion lease as one lease signed.

(3)
Presents all tenant improvement and leasing commission costs as if they were incurred in the period in which the lease was signed, which may be different than the period in which they were actually paid.

(4)	Includes an aggregate of 513,606 rentable square feet of retail space in our Manhattan office properties. Excludes the Empire State Building broadcasting licenses and observatory operations.

	Years Ended December 31,
	2018	2017	2016
Total Portfolio
Capital expenditures (1)	$135,017	$126,624	$80,043
_______________

(1)
Includes all capital expenditures, excluding tenant improvements and leasing commission costs, which are primarily attributable to the redevelopment and repositioning program conducted at our Manhattan office properties.

As of December 31, 2018, we expect to incur additional costs relating to obligations under signed new leases of approximately $88.4 million for tenant improvements and leasing commissions. We intend to fund the tenant improvements and leasing commission costs through a combination of operating cash flow, cash on hand, short term investments and borrowings under the unsecured revolving credit and term loan facility.
Capital expenditures are considered part of both our short-term and long-term liquidity requirements. We intend to fund the capital improvements to complete the redevelopment and repositioning program through a combination of operating cash flow, cash on hand, short term investments and borrowings under the unsecured revolving credit and term loan facility.

Contractual Obligations
The following table summarizes the amounts due in connection with our contractual obligations described below for the years ending December 31, 2019 through 2023 and thereafter (amounts in thousands).

	Years Ended December 31,
	2019	2020	2021	2022	2023	Thereafter	Total
Mortgages and other debt(1)
Interest expense	$73,893	$67,227	$67,030	$64,001	$59,685	$318,426	$650,262
Amortization	3,790	3,938	4,090	5,628	7,876	33,868	59,190
Principal repayment	250,000	—	—	265,000	—	1,355,422	1,870,422
Ground lease	1,518	1,518	1,518	1,518	1,518	68,298	75,888
Tenant improvement and leasing commission costs	68,578	19,823	34	—	—	—	88,435
Total (2)	$397,779	$92,506	$72,672	$336,147	$69,079	$1,776,014	$2,744,197
_______________

(1)	Assumes no extension options are exercised.

(2)	Does not include various standing or renewal service contracts with vendors related to our property management.
Off-Balance Sheet Arrangements
As of December 31, 2018, we did not have any off-balance sheet arrangements.
Distribution Policy
In order for ESRT to qualify as a REIT, it must distribute to its securityholders, on an annual basis, at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains. In addition, it will be subject to U.S. federal income tax at regular corporate rates to the extent that it distributes less than 100% of its net taxable income (including net capital gains) and will be subject to a 4% nondeductible excise tax on the amount, if any, by which its distributions in any calendar year are less than a minimum amount specified under U.S. federal income tax laws. We intend to distribute our net taxable income to our securityholders in a manner intended to allow ESRT to satisfy its REIT 90% distribution requirement and to allow ESRT to avoid U.S. federal income tax liability on its income and the 4% nondeductible excise tax.
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
Distribution to Equity Holders
Distributions and dividends have been made to equity holders in 2016, 2017 and 2018 as follows (amounts in thousands):

Year ended December 31, 2016	114,954
Year ended December 31, 2017	126,963
Year ended December 31, 2018	126,539

Stock and Publicly Traded Operating Partnership Unit Repurchase Program

Our Board of Directors authorized the repurchase of up to $500 million of ESRT's Class A common stock and our Series ES, Series 250 and Series 60 operating partnership units through December 31, 2019.

Under the program, we may purchase ESRT's Class A common stock and our Series ES, Series 250 and Series 60 operating partnership units in accordance with applicable securities laws from time to time in the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by us at our discretion and will be subject to stock price, availability, trading volume and general market conditions. The authorization does not obligate us to acquire any particular amount of securities, and the program may be suspended or discontinued at our discretion without prior notice.
Cash Flows
Comparison of Year Ended December 31, 2018 to the Year Ended December 31, 2017
Net cash. Cash and cash equivalents and restricted cash were $270.8 million and $530.2 million as of December 31, 2018 and 2017, respectively. The decrease was primarily due to investments in short-term time deposits and capital improvements and expenditures offset by net proceeds from the issuance of debt during the year ended December 31, 2018.
Operating activities. Net cash provided by operating activities increased by $84.8 million to $279.0 million for the year ended December 31, 2018 compared to $194.2 million for the year ended December 31, 2017 mainly attributable to payments of operating liabilities that occurred in 2017 which were absent in 2018. 2017 included a payment of an amount owed to the estate of Leona M. Helmsley, as required under our formation agreements, equal to the New York City transfer taxes which would have been payable by us in absence of the estate's exemption from such tax. This amount had been accrued as a liability at our formation in October 2013 and became payable upon the taxing authority's final approval of such exemption in September 2017, so the reduction in our liabilities matched the reduction in our cash.
Investing activities. Net cash used in investing activities increased by $420.0 million to $643.0 million for the year ended December 31, 2018 compared to $223.0 million for the year ended December 31, 2017 due to investments in short-term time deposits made during 2018.
Financing activities. Net cash provided by financing activities increased by $161.5 million to $104.6 million provided by financing activities for the year ended December 31, 2018 compared to $56.9 million used in financing activities for the year ended December 31, 2017. The net proceeds from issuance of debt was higher in 2018 compared to 2017.
Comparison of Year Ended December 31, 2017 to the Year Ended December 31, 2016

Net cash. Cash and cash equivalents and restricted cash were $530.2 million and $615.9 million as of December 31, 2017 and 2016, respectively. The decrease was primarily due to capital expenditures in 2017.

Operating activities. Net cash provided by operating activities decreased by $20.6 million to $194.2 million for the year ended December 31, 2017 compared to $214.8 million for the year ended December 31, 2016 primarily due to the payment of an amount owed to the estate of Leona M. Helmsley, as required under our formation agreements, equal to the New York City transfer taxes which would have been payable by us in absence of the estate's exemption from such tax. This amount had been accrued as a liability at our formation in October 2013 and became payable upon the taxing authority's final approval of such exemption in September 2017, so the reduction in our liabilities matched the reduction in our cash.
Investing activities. Net cash used in investing activities increased by $40.6 million to $223.0 million for the year ended December 31, 2017 compared to $182.4 million for the year ended December 31, 2016. The increase was primarily due to higher expenditures related to the Observatory capital project.
Financing activities. Net cash used in financing activities decreased by $527.8 million. In 2017 net cash used by financing was $56.9 million compared to 2016 net cash provided by financing of $470.9 million. The decrease related to the issuance of common stock to QIA in 2016.

Net Operating Income
Our financial reports include a discussion of property net operating income, or NOI. NOI is a non-GAAP financial measure of performance. NOI is used by our management to evaluate and compare the performance of our properties and to determine trends in earnings and to compute the fair value of our properties as it is not affected by: (i) the cost of funds of the property owner, (ii) the impact of depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets that are included in net income computed in accordance with GAAP, (iii) acquisition expenses, loss on early extinguishment of debt and loss from derivative financial instruments, or (iv) general and administrative expenses and other gains and losses that are specific to the property owner. The cost of funds is eliminated from NOI because it is specific to the particular financing capabilities and constraints of the owner. The cost of funds is eliminated because it is dependent on historical interest rates and other costs of capital as well as past decisions made by us regarding the appropriate mix of capital which may have changed or may change in the future. Depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets are eliminated because they may not accurately represent the actual change in value in our office or retail properties that result from use of the properties or changes in market conditions. While certain aspects of real property do decline in value over time in a manner that is reasonably captured by depreciation and amortization, the value of the properties as a whole have historically increased or decreased as a result of changes in overall economic conditions instead of from actual use of the property or the passage of time. Gains and losses from the sale of real property vary from property to property and are affected by market conditions at the time of sale which will usually change from period to period. These gains and losses can create distortions when comparing one period to another or when comparing our operating results to the operating results of other real estate companies that have not made similarly-timed purchases or sales. We believe that eliminating these costs from net income is useful because the resulting measure captures the actual revenue, generated and actual expenses incurred in operating our properties as well as trends in occupancy rates, rental rates and operating costs.

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

The following table presents a reconciliation of our net income, the most directly comparable GAAP measure, to NOI for the periods presented (amounts in thousands):

	Years Ended December 31,
	2018	2017	2016
Net income	$117,253	$118,253	$107,250
Add:
General and administrative expenses	52,674	50,315	49,078
Depreciation and amortization	168,508	160,710	155,211
Interest expense	79,623	68,473	71,147
Loss on early extinguishment of debt	—	2,157	—
Loss from derivative financial instruments	—	289	—
Acquisition expenses	—	—	98
Income tax expense	4,642	6,673	6,146
Less:
Interest income	(10,661)	(2,942)	(647)
Third-party management and other fees	(1,440)	(1,400)	(1,766)
Net operating income	$410,599	$402,528	$386,517

Other Net Operating Income Data
Straight line rental revenue	$22,107	$26,544	$30,147
Net increase in rental revenue from the amortization of above and below-market lease assets and liabilities	$6,120	$5,721	$8,794
Amortization of acquired below-market ground leases	$7,831	$7,831	$7,831

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

Core Funds From Operations ("Core FFO")
Core FFO adds back to traditionally defined FFO the following items: acquisition expenses, severance expenses, retirement equity compensation expenses, private perpetual preferred exchange offering expenses, deferred tax asset write-off, loss on early extinguishment of debt, acquisition expenses, gain on settlement of lawsuit related to the Observatory, net of income taxes, ground lease amortization, construction severance expenses and acquisition break-up fee. The Company presents Core FFO because it considers it an important supplemental measure of its operating performance in that it excludes items associated with its IPO and formation transactions and other non-recurring items. There can be no assurance that Core FFO presented by the Company is comparable to similarly titled measures of other REITs. Core FFO does not represent cash generated from operating activities and should not be considered as an alternative to net income (loss) determined in accordance with GAAP or to cash flow from operating activities determined in accordance with GAAP. Core FFO is not indicative of cash available to fund ongoing cash needs, including the ability to make cash distributions. In future periods, we may also exclude other items from Core FFO that we believe may help investors compare our results.

The following table presents a reconciliation of net income, the most directly comparable GAAP measure, to FFO, Modified FFO and Core FFO for the periods presented (amounts in thousands):

	Years Ended December 31,
	2018	2017	2016
Net income	$117,253	$118,253	$107,250
Private perpetual preferred unit distributions	(936)	(936)	(936)
Real estate depreciation and amortization	166,292	159,174	154,205
Funds from operations attributable to common stockholders and non-controlled interests	282,609	276,491	260,519
Amortization of below-market ground leases	7,831	7,831	7,831
Modified funds from operations attributable to common stockholders and non-controlled interests	290,440	284,322	268,350
Deferred tax asset write-off	—	446	—
Loss on early extinguishment of debt	—	2,157	552
Acquisition expenses	—	—	98
Core funds from operations attributable to common stockholders and non-controlled interests	$290,440	$286,925	$269,000

Weighted average Operating Partnership units
Basic	297,258	296,455	276,848
Diluted	297,259	298,049	277,568
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
Leasing
We signed 1.0 million, 1.3 million, and 1.0 million rentable square feet of new leases, expansions and lease renewals, for the years ended December 31, 2018, 2017, and 2016, respectively.

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
As of December 31, 2018, there were approximately 0.8 million rentable square feet of space in our portfolio available to lease (excluding leases signed but not yet commenced) representing 8.2% of the net rentable square footage of the properties in our portfolio. In addition, leases representing 7.2% and 8.3% of net rentable square footage of the properties in our portfolio will expire in 2019 and in 2020, respectively. These leases are expected to represent approximately 7.1% and 8.7%, respectively, of our annualized rent for such periods. Our revenues and results of operations can be impacted by expiring leases that are not renewed or re-leased or that are renewed or re-leased at base rental rates equal to, above or below the current average base rental rates. Further, our revenues and results of operations can also be affected by the costs we incur to re-lease available space, including payment of leasing commissions, redevelopments and build-to-suit remodeling that may not be borne by the tenant.
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
Observatory and Broadcasting Operations
For the year ended December 31, 2018, the Empire State Building Observatory hosted 3,805,000 visitors, compared to 3,940,000 visitors for the same period in 2017, a decrease of 3.4%. Observatory revenue for the year ended December 31, 2018 was $131.2 million, a 3.2% increase from $127.1 million for the year ended December 31, 2017. The 102nd floor Observatory was closed during the first quarter 2018 for replacement of original elevator machinery with a new, higher speed glass elevator. In the year ended December 31, 2018, there were 56 bad weather days, with more of those days falling in peak visitor periods, compared to 61 bad weather days, with fewer of those days falling in peak visitor periods in the year ended December 31, 2017.
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
We license the use of the Empire State Building mast to third party television and radio broadcasters and providers of data communications.  We also lease space in the upper floors of the building to such licensees to house their transmission equipment and related facilities. During the year ended December 31, 2018, we derived $19.5 million of revenue and $2.9 million of expense reimbursements from the Empire State Building’s broadcasting licenses and related leases. In 2019 and 2020, licenses and related leases totaling $0.3 million and $1.0 million, respectively, are expected to expire.
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
Cost of Funds and Interest Rates
As of December 31, 2018, we had no variable rate debt outstanding as the LIBOR rate on our unsecured term loan facility of $265.0 million was fixed at 2.1485% under a variable to fixed interest rate swap agreement. Our variable rate debt may increase to the extent we use available borrowing capacity from our unsecured credit facility to fund capital improvements.

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

Critical Accounting Estimates
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in conformity with GAAP and with the rules and regulations of the SEC represent our assets and liabilities and operating results. The consolidated financial statements include our accounts and our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. For purposes of comparison, certain items shown in the 2016 and 2017 consolidated financial statements have been reclassified to conform to the presentation used for 2018.
    We consolidate entities in which we have a controlling financial interest. In determining whether we have a controlling financial interest in a partially owned entity and the requirement to consolidate the accounts of that entity, we consider factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partners/members as well as whether the entity is a variable interest entity (“VIE”) and we are the primary beneficiary. The primary beneficiary of a VIE is the entity that has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. The primary beneficiary is required to consolidate the VIE. We had no VIEs as of December 31, 2018 and 2017.
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
Income Taxes
We are generally not subject to federal and state income taxes as our taxable income or loss is reportable by our partners. Accordingly, no provision has been made for federal and state income taxes. ESRT elected, together with ESRT Observatory TRS, L.L.C., our subsidiary which holds our observatory operations, to treat ESRT Observatory TRS, L.L.C. as a TRS, and ESRT has elected, together with ESRT Holdings TRS, L.L.C., our subsidiary that holds our third party management, construction (through cessation of our construction business in the first quarter of 2015), restaurant, cafeteria, health clubs and certain cleaning operations, to treat ESRT Holdings TRS, L.L.C. as a TRS. TRS's may participate in non-real estate activities and/or perform non-customary services for tenants and their operations are generally subject to regular corporate income taxes. Each of our TRS's account for their income taxes in accordance with GAAP, which includes an estimate of the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. The calculation of the TRS's tax provisions may require interpreting tax laws and regulations and could result in the use of judgments or estimates which could cause its recorded tax liability to differ from the actual amount due. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The TRS's periodically assess the realizability of deferred tax assets and the adequacy of deferred tax liabilities, including the results of local, state, or federal tax audits or estimates and judgments used.
We apply provisions for measuring and recognizing tax benefits associated with uncertain income tax positions. Penalties and interest, if incurred, would be recorded as a component of income tax expense. As of December 31, 2018 and 2017, we do not have a liability for uncertain tax positions. As of December 31, 2018, the tax years ended December 31, 2015 through December 31, 2018 remain open for an audit by the Internal Revenue Service, state or local authorities.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. One of the principal market risks facing us is interest rate risk on our variable rate indebtedness. As of December 31, 2018, we had no variable rate debt as the LIBOR rate on our unsecured term loan facility of $265.0 million was fixed at 2.1485% under a variable to fixed interest rate swap agreement.
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

As of December 31, 2018, we had interest rate LIBOR swap agreements with an aggregate notional value of $515.0 million, which fix LIBOR interest rates between 2.1485% and 2.9580% and mature between August 24, 2022 and July 1, 2026. All interest rate swaps have been designated as cash flow hedges and are deemed highly effective with a fair value of $2.5 million which is included in prepaid expenses and other assets and ($5.2 million) which is included in accounts payable and accrued expenses on the consolidated balance sheet as of December 31, 2018.

As of December 31, 2018, the weighted average interest rate on the $1.9 billion of fixed-rate indebtedness outstanding was 3.84% per annum, each with maturities at various dates through March 22, 2033.
As of December 31, 2018, the fair value of our outstanding debt was approximately $1.9 billion which was approximately $10.2 million less than the historical book value as of such date. Interest risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure.

Our exposures to market risk have not changed materially since December 31, 2018.

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
As of December 31, 2018, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of ESRT management, including ESRT's Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures at the end of the period covered by this Report. Based on the foregoing, ESRT's Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including ESRT's Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
No significant changes to our internal control over financial reporting were identified in connection with the evaluation referenced above that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
(a) Management's Report on Internal Control over Financial Reporting
Management of Empire State Realty OP, L.P. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13(a)-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 as required by the Securities Exchange Act of 1934 Rule 13(a)-15(c). In making this assessment, we used the criteria set forth in the framework in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). Based on our evaluation under the COSO criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2018 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
Ernst & Young LLP, an independent registered public accounting firm that audited our Financial Statements included in this Annual Report, has issued an attestation report on our internal control over financial reporting as of December 31, 2018, which appears in paragraph (b) of this Item 9A.
(b) Attestation report of the independent registered public accounting firm
Report of Independent Registered Public Accounting Firm
To the Partners of Empire State Realty OP, L.P.

Opinion on Internal Control over Financial Reporting

We have audited Empire State Realty OP, L.P.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Empire State Realty OP, L.P (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2018 consolidated financial statements of the Company and our report dated February 28, 2019 expressed an unqualified opinion thereon.
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
February 28, 2019

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We are managed by Empire State Realty Trust, Inc. in its capacity as our sole general partner. The information required by Item 10 will be set forth in Empire State Realty Trust, Inc.'s definitive proxy statement for its 2018 Annual Meeting of Stockholders (which is scheduled to be held on May 16, 2019), to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, or the ESRT Proxy Statement, and is incorporated herein by reference.

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

Schedule II-Valuation and Qualifying Accounts for the years ended December 31, 2018, 2017 and 2016 on page F-40.

Schedule III-Real Estate and Accumulated Depreciation as of December 31, 2018 on page F-41.
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

3.2	Second Amended and Restated Bylaws of Empire State Realty Trust, Inc., incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on March 7, 2018.
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

10.22
Form of Empire State Realty Trust, Inc. Independent Director Indemnification Agreement, incorporated by reference to Exhibit 10.22 to Empire State Realty Trust's Form 10-K filed with the SEC on February 28, 2018.

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

10.43+
First Amendment, dated as of October 5, 2018, to the Amended and Restated Employment Agreement between Empire State Realty Trust, Inc. and Anthony E. Malkin, dated April 5, 2016, incorporated by reference to Exhibit 10.45 to the Registrant's Form 10-Q filed with SEC on November 6, 2018.

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

EMPIRE STATE REALTY OP, L.P.
By: Empire State Realty Trust, Inc., its general partner

Date: February 28, 2019                             By:/s/ Anthony E. Malkin
Chairman and Chief Executive Officer

Date: February 28, 2019                             By:/s/ David A. Karp
Executive Vice President and Chief Financial Officer

Date: February 28, 2019                             By:/s/ Andrew J. Prentice
Senior Vice President,
Chief Accounting Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Empire State Realty Trust, Inc., as general partner of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anthony E. Malkin	Chairman of the Board of Directors and Chief Executive Officer	February 28, 2019
Anthony E. Malkin
(Principal Executive Officer)

/s/ David A. Karp	Executive Vice President and Chief Financial Officer	February 28, 2019
David A. Karp
(Principal Financial Officer)

/s/ Andrew J. Prentice	Senior Vice President, Chief Accounting Officer and Treasurer	February 28, 2019
Andrew J. Prentice	(Principal Accounting Officer)

/s/ William H. Berkman	Director	February 28, 2019
William H. Berkman

/s/ Leslie D. Biddle	Director	February 28, 2019
Leslie D. Biddle

/s/ Thomas J. DeRosa	Director	February 28, 2019
Thomas J. DeRosa

/s/ Steven J. Gilbert	Lead Independent Director	February 28, 2019
Steven J. Gilbert

/s/ S. Michael Giliberto	Director	February 28, 2019
S. Michael Giliberto

/s/ James D. Robinson IV	Director	February 28, 2019
James D. Robinson IV

EMPIRE STATE REALTY OP, L.P.

Report of Independent Registered Public Accounting Firm

To the Partners of Empire State Realty OP, L.P.

Opinion on the Financial Statements:
We have audited the accompanying consolidated balance sheets of Empire State Realty OP, L.P. (the Operating Partnership) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, capital and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Operating Partnership at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Operating Partnership's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 2-, 2019, expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
We have served as the Operating Partnership's auditor since 2010.
New York, New York
February 28, 2019

Empire State Realty OP, L.P.
Consolidated Balance Sheets
(amounts in thousands, except unit and per unit amounts)

ASSETS	December 31, 2018	December 31, 2017
Commercial real estate properties, at cost:
Land	$201,196	$201,196
Development costs	7,987	7,986
Building and improvements	2,675,303	2,458,473
	2,884,486	2,667,655
Less: accumulated depreciation	(747,304)	(656,900)
Commercial real estate properties, net	2,137,182	2,010,755
Cash and cash equivalents	204,981	464,344
Restricted cash	65,832	65,853
Short-term investments	400,000	—
Tenant and other receivables, net of allowance of $488 and $1,422 in 2018 and 2017, respectively	29,437	28,329
Deferred rent receivables, net of allowance of $19 and $185 in 2018 and 2017, respectively	200,903	178,629
Prepaid expenses and other assets	64,345	61,028
Deferred costs, net	241,223	262,701
Acquired below market ground leases, net	360,398	368,229
Goodwill	491,479	491,479
Total assets	$4,195,780	$3,931,347
LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable, net	$608,567	$717,164
Senior unsecured notes, net	1,046,219	707,895
Unsecured term loan facility, net	264,147	263,662
Unsecured revolving credit facility	—	—
Accounts payable and accrued expenses	130,676	110,849
Acquired below market leases, net	52,450	66,047
Deferred revenue and other liabilities	44,810	40,907
Tenants’ security deposits	57,802	47,086
Total liabilities	2,204,671	1,953,610
Commitments and contingencies
Capital:
Private perpetual preferred units, $16.62 per unit liquidation preference, 1,560,360 issued and outstanding in 2018 and 2017, respectively	8,004	8,004
Series PR operating partnership units:
ESRT partners' capital (3,033,261 and 3,004,095 general partner operating partnership units and 171,877,365 and 158,472,949 limited partner operating partnership units outstanding at December 31, 2018 and 2017, respectively)	1,238,482	1,168,282
Limited partners' interests (86,202,638 and 91,759,741 limited partner operating partnership units outstanding at December 31, 2018 and 2017, respectively)	725,108	778,279
Series ES operating partnership units (30,129,556 and 33,774,678 limited partner operating partnership units outstanding at December 31, 2018 and 2017, respectively)	14,399	17,132
Series 60 operating partnership units (8,019,509 and 8,987,931 limited partner operating partnership units outstanding at December 31, 2018 and 2017, respectively)	3,385	3,992
Series 250 operating partnership units (4,063,737 and 4,410,093 limited partner operating partnership units outstanding at December 31, 2018 and 2017, respectively)	1,731	2,048
Total capital	1,991,109	1,977,737
Total liabilities and capital	$4,195,780	$3,931,347
The accompanying notes are an integral part of these financial statements

Empire State Realty OP, L.P.
Consolidated Statements of Income
(amounts in thousands, except per unit amounts)

	For the Year Ended December 31,
	2018	2017	2016
Revenues:
Rental revenue	$493,231	$483,944	$460,653
Tenant expense reimbursement	72,372	73,679	73,459
Observatory revenue	131,227	127,118	124,814
Lease termination fees	20,847	13,551	7,676
Third-party management and other fees	1,440	1,400	1,766
Other revenue and fees	12,394	9,834	8,985
Total revenues	731,511	709,526	677,353
Operating expenses:
Property operating expenses	167,379	163,531	153,850
Ground rent expenses	9,326	9,326	9,326
General and administrative expenses	52,674	50,315	49,078
Observatory expenses	32,767	30,275	29,833
Real estate taxes	110,000	102,466	96,061
Acquisition expenses	—	—	98
Depreciation and amortization	168,508	160,710	155,211
Total operating expenses	540,654	516,623	493,457
Total operating income	190,857	192,903	183,896
Other income (expense):
Interest income	10,661	2,942	647
Interest expense	(79,623)	(68,473)	(70,595)
Loss on early extinguishment of debt	—	(2,157)	(552)
Loss from derivative financial instruments	—	(289)	—
Income before income taxes	121,895	124,926	113,396
Income tax expense	(4,642)	(6,673)	(6,146)
Net income	117,253	118,253	107,250
Private perpetual preferred unit distributions	(936)	(936)	(936)
Net income attributable to common unitholders	$116,317	$117,317	$106,314

Total weighted average units:
Basic	297,258	296,455	276,848
Diluted	297,259	298,049	277,568

Net income per unit:
Basic	$0.39	$0.39	$0.38
Diluted	$0.39	$0.39	$0.38

The accompanying notes are an integral part of these financial statements

Empire State Realty OP, L.P.
Consolidated Statements of Comprehensive Income
(amounts in thousands)

	For the Year Ended December 31,
	2018	2017	2016
Net income	$117,253	$118,253	$107,250
Other comprehensive loss:
Unrealized loss on valuation of interest rate swap agreements	(2,721)	(11,658)	(3,054)
Amount reclassified into interest expense	1,845	1,142	—
Other comprehensive loss	(876)	(10,516)	(3,054)
Comprehensive income	$116,377	$107,737	$104,196

The accompanying notes are an integral part of these financial statements

Empire State Realty OP, L.P.
Consolidated Statements of Capital
(amounts in thousands)

			Series PR Operating Partnership Units				Series ES Operating Partnership Units Limited Partners		Series 60 Operating Partnership Units Limited Partners		Series 250 Operating Partnership Units Limited Partners
			General Partner		Limited Partners
	Private Perpetual Preferred Units	Private Perpetual Preferred Units	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Total Capital
Balance at December 31, 2015	1,560	$8,004	120,023	$524,729	93,863	$809,901	38,262	$22,074	10,318	$5,366	5,106	$2,612	$1,372,686
Issuance of OP units, net of costs	—	—	29,611	611,206	—	—	—	—	—	—	—	—	611,206
Conversion of operating partnership units and Class B shares to ESRT Partner's Capital	—	—	6,167	23,678	(2,657)	(22,264)	(2,534)	(1,075)	(617)	(218)	(359)	(121)	—
Equity compensation	—	—	40	357	1,869	9,372	—	—	—	—	—	—	9,729
Distributions	—	(936)	—	(55,812)	—	(37,621)	—	(14,642)	—	(3,985)	—	(1,958)	(114,954)
Net income	—	936	—	51,456	—	34,977	—	14,140	—	3,827	—	1,914	107,250
Unrealized loss on valuation of interest rate swap agreements	—	—	—	(1,478)	—	(1,005)	—	(406)	—	(110)	—	(55)	(3,054)
Balance at December 31, 2016	1,560	8,004	155,841	1,154,136	93,075	793,360	35,728	20,091	9,701	4,880	4,747	2,392	1,982,863
Conversion of operating partnership units and Class B shares to ESRT Partner's Capital	—	—	5,615	23,435	(2,611)	(21,997)	(1,954)	(978)	(713)	(310)	(337)	(150)	—
Equity compensation	—	—	21	468	1,296	13,632	—	—	—	—	—	—	14,100
Distributions	—	(936)	—	(66,789)	—	(38,969)	—	(14,477)	—	(3,889)	—	(1,903)	(126,963)
Net income	—	936	—	62,647	—	35,430	—	13,726	—	3,637	—	1,877	118,253
Other comprehensive income (loss)	—	—	—	(5,615)	—	(3,177)	—	(1,230)	—	(326)	—	(168)	(10,516)
Balance at December 31, 2017	1,560	8,004	161,477	1,168,282	91,760	778,279	33,774	17,132	8,988	3,992	4,410	2,048	1,977,737
Issuance of OP units, net of costs	—	—	284	4,749	—	—	—	—	—	—	—	—	4,749
Conversion of operating partnership units and Class B shares to ESRT Partner's Capital	—	—	13,127	70,779	(8,168)	(68,386)	(3,645)	(1,809)	(968)	(423)	(346)	(161)	—
Equity compensation	—	—	24	417	2,610	18,368	—	—	—	—	—	—	18,785
Distributions	—	(936)	—	(70,854)	—	(36,284)	—	(13,161)	—	(3,532)	—	(1,772)	(126,539)
Net income	—	936	—	65,603	—	33,383	—	12,330	—	3,373	—	1,628	117,253
Other comprehensive income (loss)	—	—	—	(494)	—	(252)	—	(93)	—	(25)	—	(12)	(876)
Balance at December 31, 2018	1,560	$8,004	174,912	$1,238,482	86,202	$725,108	30,129	$14,399	8,020	$3,385	4,064	$1,731	$1,991,109
The accompanying notes are an integral part of these financial statements

Empire State Realty OP, L.P.
Consolidated Statements of Cash Flows
(amounts in thousands)

	For the Year Ended December 31,
	2018	2017	2016
Cash Flows From Operating Activities
Net income	$117,253	$118,253	$107,250
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	168,508	160,710	155,211
Amortization of non-cash items within interest expense	7,215	1,039	739
Amortization of acquired above and below-market leases, net	(6,120)	(5,721)	(8,795)
Amortization of acquired below-market ground leases	7,831	7,831	7,831
Straight-lining of rental revenue	(22,107)	(26,544)	(30,147)
Equity based compensation	18,785	14,100	9,729
Settlement of derivative contracts	—	(15,695)	—
Loss on early extinguishment of debt	—	2,157	552
Increase (decrease) in cash flows due to changes in operating assets and liabilities:
Security deposits	10,717	(97)	(1,707)
Tenant and other receivables	(1,275)	(5,787)	(3,760)
Deferred leasing costs	(26,899)	(31,743)	(22,622)
Prepaid expenses and other assets	(781)	(7,893)	(3,289)
Accounts payable and accrued expenses	1,993	(25,103)	2,939
Deferred revenue and other liabilities	3,902	8,695	824
Net cash provided by operating activities	279,022	194,202	214,755
Cash Flows From Investing Activities
Short-term investments	(400,000)	—	—
Additions to building and improvements	(243,022)	(222,979)	(181,923)
Development costs	(1)	(34)	(453)
Net cash used in investing activities	(643,023)	(223,013)	(182,376)

The accompanying notes are an integral part of these financial statements

Empire State Realty OP, L.P.
Consolidated Statements of Cash Flows (continued)
(amounts in thousands)

	For the Year Ended December 31,
	2018	2017	2016
Cash Flows From Financing Activities
Proceeds from unsecured revolving credit facility	—	—	50,000
Repayments of unsecured revolving credit facility	—	—	(90,000)
Proceeds from mortgage notes payable	160,000	315,000	50,000
Repayment of mortgage notes payable	(266,613)	(346,615)	(32,305)
Proceeds from senior unsecured notes	335,000	115,000	—
Repayment of unsecured term loan	—	(265,000)	—
Proceeds from unsecured revolving credit and term loan facility	—	265,000	—
Deferred financing costs	(1,980)	(13,299)	(3,006)
Net proceeds from the issuance of operating partnership units	4,749	—	611,206
Private perpetual preferred unit distributions	(936)	(936)	(936)
Distributions	(125,603)	(126,027)	(114,018)
Net cash provided by (used in) financing activities	104,617	(56,877)	470,941
Net (decrease) in cash and cash equivalents and restricted cash	(259,384)	(85,688)	503,320
Cash and cash equivalents and restricted cash—beginning of period	530,197	615,885	112,565
Cash and cash equivalents and restricted cash—end of period	$270,813	$530,197	$615,885

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$464,344	$554,371	$46,685
Restricted cash at beginning of period	65,853	61,514	65,880
Cash and cash equivalents and restricted cash at beginning of period	$530,197	$615,885	$112,565

Cash and cash equivalents at end of period	$204,981	$464,344	$554,371
Restricted cash at end of period	65,832	65,853	61,514
Cash and cash equivalents and restricted cash at end of period	$270,813	$530,197	$615,885

Supplemental disclosures of cash flow information:
Cash paid for interest	$74,160	$66,911	$69,062
Interest capitalized	$1,596	$459	$—
Cash paid for income taxes	$4,847	$5,783	$6,238
Non-cash investing and financing activities:
Building and improvements included in accounts payable and accrued expenses	$85,242	$71,769	$66,620
Write-off of fully depreciated assets	39,665	19,136	15,381
Derivative instruments at fair values included in prepaid expenses and other assets	2,536	—	614
Derivative instruments at fair values included in accounts payable and accrued expenses	5,243	436	5,591
Conversion of operating partnership units and Class B shares to Class A shares	70,779	23,435	23,678

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
ESRT as the sole general partner in our company, has responsibility and discretion in the management and control in our company, and our limited partners, in such capacity, have no authority to transact business for, or participate in the management activities of our company. As of December 31, 2018, ESRT owned approximately 57.7% of our operating partnership units.
As of December 31, 2018, our total portfolio contained 10.1 million rentable square feet of office and retail space. We owned 14 office properties (including three long-term ground leasehold interest) encompassing approximately 9.4 million rentable square feet of office space. Nine of these properties are located in the midtown Manhattan market and encompass in the aggregate approximately 7.6 million rentable square feet of office space, including the Empire State Building. Our Manhattan office properties also contain an aggregate of 513,606 rentable square feet of premier retail space on their ground floor and/or lower levels. Our remaining five office properties are located in Fairfield County, Connecticut and Westchester County, New York, encompassing in the aggregate approximately 1.8 million rentable square feet. The majority of square footage for these five properties is located in densely populated metropolitan communities with immediate access to mass transportation. Additionally, we have entitled land at the Stamford Transportation Center in Stamford, Connecticut, adjacent to one of our office properties, that will support the development of an approximately 380,000 rentable square foot office building and garage, which we refer to herein as Metro Tower. As of December 31, 2018, our portfolio also included four standalone retail properties located in Manhattan and two standalone retail properties located in the city center of Westport, Connecticut, encompassing 205,748 rentable square feet in the aggregate.
We have two entities that elected, together with ESRT, to be treated as taxable REIT subsidiaries, or TRSs, of ESRT. The TRSs, through several wholly owned limited liability companies, conduct third-party services businesses, which include the Empire State Building Observatory, cleaning services, cafeteria, restaurant and health clubs, and asset and property management services.
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
    We consolidate entities in which we have a controlling financial interest. In determining whether we have a controlling financial interest in a partially owned entity and the requirement to consolidate the accounts of that entity, we consider factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partners/members as well as whether the entity is a variable interest entity (“VIE”) and we are the primary beneficiary. The primary beneficiary of a VIE is the entity that has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. The primary beneficiary is required to consolidate the VIE. We had no VIEs as of December 31, 2018 and 2017.

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
Lease termination fees are recognized when the fees are determinable, tenant vacancy has occurred, collectability is reasonably assured, we have no continuing obligation to provide services to such former tenants and the payment is not subject to any conditions that must be met or waived.
Observatory Revenue
Revenues from the sale of Observatory tickets are recognized upon admission or ticket expirations. Deferred revenue related to unused and unexpired tickets as of December 31, 2018 and 2017 was $4.1 million and $4.1 million, respectively, and is included in deferred revenue and other liabilities on the consolidated balance sheets.

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
Other Revenues and Fees
Other revenues and fees includes parking income, percentage rent, legal, tax and insurance settlements, demand response energy use earnings and sales from our restaurant at the Empire State Building.
Advertising and Marketing Costs
Advertising and marketing costs are expensed as incurred. The expense for the years ended December 31, 2018, 2017, and 2016 was $8.9 million, $7.6 million and $9.4 million, respectively, and is included within operating expenses in our consolidated statements of income.
Real Estate Properties and Related Intangible Assets
Land and buildings and improvements are recorded at cost less accumulated depreciation and amortization. The recorded cost includes cost of acquisitions, development and construction and tenant allowances and improvements. Expenditures for ordinary repairs and maintenance are charged to property operating expense as incurred. Significant replacements and betterments which improve or extend the life of the asset are capitalized. Tenant improvements which improve or extend the life of the asset are capitalized. If a tenant vacates its space prior to the contractual termination of its lease, the unamortized balance of any tenant improvements are written off if they are replaced or have no future value. For developed properties, direct and indirect costs that clearly relate to projects under development are capitalized. Costs include construction costs, professional services such as architectural and legal costs, capitalized interest and direct payroll costs. We begin capitalization when the project is probable. The assets relating to the project are stated at cost and are not depreciated. Once construction is completed and the assets are placed in service, the assets are reclassified to the appropriate asset class and depreciated in accordance with the useful lives as indicated below. Capitalization of interest ceases when the asset is ready for its intended use, which is generally near the date that a certificate of occupancy is obtained. Total capitalized interest for the years ended December 31, 2018 and 2017 was $1.6 million and $0.5 million, respectively. There was no capitalized interest for the year ended December 31, 2016.
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
We assess the potential for impairment of our long-lived assets, including real estate properties, annually or whenever events occur or a change in circumstances indicate that the recorded value might not be fully recoverable. We determine whether impairment in value has occurred by comparing the estimated future undiscounted cash flows expected from the use and eventual disposition of the asset to its carrying value. If the undiscounted cash flows do not exceed the carrying value, the real estate is adjusted to fair value and an impairment loss is recognized. Assets held for sale are recorded at the lower of cost or fair value less costs to sell. We do not believe that the value of any of our properties and intangible assets were impaired during the years ended December 31, 2018, 2017 and 2016.
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
As of December 31, 2018 and 2017, we had no equity method investments.
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
Cash and cash equivalents, restricted cash, short term investments, tenant and other receivables, prepaid expenses and other assets, deferred revenue, tenant security deposits, accounts payable and accrued expenses carrying values approximate their fair values due to the short term maturity of these instruments.
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
The fair value of our mortgage notes payable, unsecured revolving credit and term loan facility, and senior unsecured notes - Series A, B, C, D, E and F which are determined using Level 3 inputs, are estimated by discounting the future cash flows using current interest rates at which similar borrowings could be made to us.
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
Income Taxes
We are generally not subject to federal and state income taxes as our taxable income or loss is reportable by our partners. Accordingly, no provision has been made for federal and state income taxes. ESRT has elected, together with ESRT Observatory TRS, L.L.C., our subsidiary which holds our observatory operations, to treat ESRT Observatory TRS, L.L.C. as a TRS. ESRT has elected, together with ESRT Holdings TRS, L.L.C., our subsidiary that holds our third party management, restaurant, cafeteria, health clubs and certain cleaning operations, to treat ESRT Holdings TRS, L.L.C. as a TRS. TRSs may participate in non-real estate activities and/or perform non-customary services for tenants and their operations are generally subject to regular corporate income taxes. Our TRSs account for their income taxes in accordance with GAAP, which includes an estimate of the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. The calculation of the TRSs' tax provisions may require interpreting tax laws and regulations and could result in the use of judgments or estimates which could cause its recorded tax liability to differ from the actual amount due. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The TRSs periodically assess the realizability of deferred tax assets and the adequacy of deferred tax liabilities, including the results of local, state, or federal statutory tax audits or estimates and judgments used.
We apply provisions for measuring and recognizing tax benefits associated with uncertain income tax positions. Penalties and interest, if incurred, would be recorded as a component of income tax expense. As of December 31, 2018 and 2017, we do not have a liability for uncertain tax positions. As of December 31, 2018, the tax years ended December 31, 2015 through December 31, 2018 remain open for an audit by the Internal Revenue Service, state or local authorities.
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
Reclassification

Certain prior year balances have been reclassified to conform to our current year presentation. The 2017 and 2016 balance of other revenues and fees has been reclassified to separately present lease termination fees and interest income and conform to our current year presentation.
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
During June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which contains amendments that replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. During November 2018, the FASB issued ASU No. 2018-19 Codification Improvements to Topic 326, Financial Instruments—Credit Losses which contain amendments relating to the transition and effective date requirements for nonpublic business entities and also clarified that receivables arising from operating leases are not within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost. ASU No. 2016-13 and ASU No. 2018-19 will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Earlier adoption as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, is permitted. The amendments must be adopted through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified retrospective approach). We are evaluating the impact of adopting this new accounting standard on our consolidated financial statements.

During February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires that a lessee recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. ASU No. 2016-02 leaves the accounting for leases by lessors largely unchanged from previous GAAP. ASU No. 2016-02 will be effective for fiscal years beginning after December 15, 2018 and subsequent interim periods. The new standard must be adopted using a modified retrospective transition, and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. This ASU is expected to result in the recognition of a right-to-use asset and related liability to account for our future obligations under our ground lease agreements for which we are the lessee. As of December 31, 2018, the remaining contractual payments under our ground lease agreements aggregated $75.9 million. In addition, under ASU 2016-02, lessors may only capitalize incremental direct leasing costs. As a result, we expect that we will no longer capitalize our non-contingent leasing costs and instead will expense these costs as incurred. These costs totaled $4.6 million for the year ended December 31, 2018. During July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, which contains amendments which are intended to clarify or to correct unintended application of ASU No. 2016-02. Also during July 2018, the FASB issued ASU No. 2018-11, Targeted Improvements to Topic 842, Leases, which provides another transition method in addition to the existing modified retrospective transition method by allowing a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. The amendments in ASU No. 2018-11 also provide lessors with a practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease component provided that (1) the timing and pattern of transfer are the same for the nonlease components and associated lease component and (2) the lease component, if accounted separately, would be classified as an operating lease. During December 2018, the FASB issued ASU No. 2018-20, Narrow-Scope Improvements for Lessors that contain amendments to further help lessors apply ASU No. 2016-02, including amendments that require lessors to (1) exclude lessor costs paid directly by lessees to third parties on the lessor's behalf from variable payments and therefore variable lease revenue and (2) include lessor costs that are paid by the lessor and reimbursed by the lessee in the measurement of variable lease revenue and the associated expense. For entities that have not yet adopted ASU No. 2016-02, the effective dates and transition requirements for ASU No. 2018-10, ASU No. 2018-11 and ASU No. 2018-20 will be the same as the effective date and transition requirements in ASU No. 2016-02. We adopted this standard on January 1, 2019 and elected the available practical expedients. ASU 2016-02 and its related amendments resulted in the recognition of right-of-use assets and lease liabilities for our operating leases on our balance sheet of approximately $30.0 million, but did not have an impact on our consolidated statements of income.

During May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which replaces all current GAAP guidance related to revenue recognition and eliminates all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We adopted this standard on January 1, 2018 and it did not have a material impact on our consolidated financial statements.
3. Deferred Costs, Acquired Lease Intangibles and Goodwill
Deferred costs, net, consisted of the following at December 31, 2018 and 2017 (amounts in thousands):

	2018	2017
Leasing costs	$178,120	$164,751
Acquired in-place lease value and deferred leasing costs	214,550	237,364
Acquired above-market leases	52,136	67,415
	444,806	469,530
Less: accumulated amortization	(209,839)	(215,102)
Total deferred costs, net, excluding net deferred financing costs	$234,967	$254,428
At December 31, 2018 and 2017, $6.3 million and $8.3 million, respectively, of net deferred financing costs associated with the unsecured revolving credit facility was included in deferred costs, net on the consolidated balance sheets.
Amortization expense related to deferred leasing and acquired deferred leasing costs was $26.3 million, $24.1 million, and $24.2 million, for the years ended December 31, 2018, 2017, and 2016, respectively. Amortization expense related to acquired lease intangibles was $12.1 million, $17.1 million and $24.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Amortizing acquired intangible assets and liabilities consisted of the following at December 31, 2018 and 2017 (amounts in thousands):

	2018	2017
Acquired below-market ground leases	$396,916	$396,916
Less: accumulated amortization	(36,518)	(28,687)
Acquired below-market ground leases, net	$360,398	$368,229

	2018	2017
Acquired below-market leases	$(118,462)	$(132,026)
Less: accumulated amortization	66,012	65,979
Acquired below-market leases, net	$(52,450)	$(66,047)
Rental revenue related to the amortization of below market leases, net of above market leases was $6.1 million, $5.7 million and $8.8 million for the years ended December 31, 2018, 2017 and 2016, respectively. The remaining weighted-average amortization period as of December 31, 2018 is 24.5 years, 4.5 years, 3.8 years and 4.0 years for below-market ground leases, in-place leases and deferred leasing costs, above-market leases and below-market leases, respectively. We expect to recognize amortization expense and rental revenue from the acquired intangible assets and liabilities as follows (amounts in thousands):

For the year ending:	Future Ground Rent Amortization	Future Amortization Expense	Future Rental Revenue
2019	$7,831	$15,829	$6,875
2020	7,831	12,967	3,651
2021	7,831	11,250	2,868
2022	7,831	10,433	3,185
2023	7,831	9,756	3,181
Thereafter	321,243	31,690	9,532
	$360,398	$91,925	$29,292
As of December 31, 2018, we had goodwill of $491.5 million. In 2013, we acquired the interests in Empire State Building Company, L.L.C. and 501 Seventh Avenue Associates, L.L.C. for an amount in excess of their net tangible and identified intangible assets and liabilities and as a result we recorded goodwill related to the transaction. Goodwill was allocated $227.5 million to the observatory operations of the Empire State Building, $250.8 million to Empire State Building, and $13.2 million to 501 Seventh Avenue.
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

4. Debt
Debt consisted of the following as of December 31, 2018 and 2017 (amounts in thousands):

			As of December 31, 2018
	Principal Balance as of December 31, 2018	Principal Balance as of December 31, 2017	Stated Rate	Effective Rate(1)	Maturity Date(2)
Fixed rate mortgage debt
Metro Center	$91,838	$93,948	3.59%	3.68%	11/5/2024
10 Union Square	50,000	50,000	3.70%	3.97%	4/1/2026
1542 Third Avenue	30,000	30,000	4.29%	4.53%	5/1/2027
First Stamford Place(3)	180,000	180,000	4.28%	4.45%	7/1/2027
1010 Third Avenue and 77 West 55th Street	38,995	39,710	4.01%	4.22%	1/5/2028
10 Bank Street	33,779	34,602	4.23%	4.35%	6/1/2032
383 Main Avenue	30,000	30,000	4.44%	4.55%	6/30/2032
1333 Broadway	160,000	66,602	4.21%	4.29%	2/5/2033
1400 Broadway
(first lien mortgage loan)	—	66,632	—	—	—
(second lien mortgage loan)	—	9,172	—	—	—
111 West 33rd Street
(first lien mortgage loan)	—	74,045	—	—	—
(second lien mortgage loan)	—	9,369	—	—	—
1350 Broadway	—	37,144	—	—	—
Total mortgage debt	614,612	721,224
Senior unsecured notes - exchangeable	250,000	250,000	2.63%	3.93%	8/15/2019
Senior unsecured notes: (4)
Series A	100,000	100,000	3.93%	3.96%	3/27/2025
Series B	125,000	125,000	4.09%	4.12%	3/27/2027
Series C	125,000	125,000	4.18%	4.21%	3/27/2030
Series D	115,000	115,000	4.08%	4.11%	1/22/2028
Series E	160,000	—	4.26%	4.27%	3/22/2030
Series F	175,000	—	4.44%	4.45%	3/22/2033
Unsecured revolving credit facility (4)	—	—	(5)	(5)	8/29/2021
Unsecured term loan facility (4)	265,000	265,000	(6)	(6)	8/29/2022
Total principal	1,929,612	1,701,224
Unamortized (discount) premiums, net of unamortized premiums (discount)	(1,647)	(3,370)
Deferred financing costs, net	(9,032)	(9,133)
Total	$1,918,933	$1,688,721
______________

(1)	The effective rate is the yield as of December 31, 2018, including the effects of debt issuance costs and the amortization of the fair value of debt adjustment.

(2)	Pre-payment is generally allowed for each loan upon payment of a customary pre-payment penalty.

(3)	Represents a $164 million mortgage loan bearing interest of 4.09% and a $16 million loan bearing interest at 6.25%.

(4)	At December 31, 2018, we were in compliance with all debt covenants.

(5)	At December 31, 2018, the unsecured revolving credit facility bears a floating rate at 30 day LIBOR plus 1.10%. The rate at December 31, 2018 was 3.60%.

(6)
The unsecured term loan facility bears a floating rate at 30 day LIBOR plus 1.20%. Pursuant to an interest rate swap agreement, the LIBOR rate is fixed at 2.1485% through maturity. The rate at December 31, 2018 was 3.35% .

Mortgage Debt

During January 2018, we refinanced and increased our mortgage debt on 1333 Broadway from $66.6 million to $160.0 million. A portion of this increase was applied to release the $75.8 million mortgage lien on 1400 Broadway.

During March 2018, we repaid our mortgage indebtedness on 111 West 33rd Street and 1350 Broadway.

Principal Payments
Aggregate required principal payments at December 31, 2018 are as follows (amounts in thousands):

Year	Amortization	Maturities	Total
2019	$3,790	$250,000	$253,790
2020	3,938	—	3,938
2021	4,090	—	4,090
2022	5,628	265,000	270,628
2023	7,876	—	7,876
Thereafter	33,868	1,355,422	1,389,290
Total principal maturities	$59,190	$1,870,422	$1,929,612
Deferred Financing Costs
Deferred financing costs, net, consisted of the following at December 31, 2018 and 2017 (amounts in thousands):

	2018	2017
Financing costs	$25,315	$24,446
Less: accumulated amortization	(10,027)	(7,039)
Total deferred financing costs, net	$15,288	$17,407
At December 31, 2018 and 2017, $6.3 million and $8.3 million, respectively, of net deferred financing costs associated with the unsecured revolving credit facility were included in deferred costs, net on the consolidated balance sheet.
Amortization expense related to deferred financing costs was $4.1 million, $4.7 million, and $5.0 million, for the years ended December 31, 2018, 2017 and 2016, respectively, and was included in interest expense.
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

As of December 31, 2018, we were in compliance with the covenants under the Facility.

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
The 2.625% Exchangeable Senior Notes will be exchangeable into cash, shares of Class A common stock or a combination of cash and shares of Class A common stock, at our election. We have asserted it is our intent and ability to settle the principal amount of the 2.625% Exchangeable Senior Notes in cash. The initial exchange rate of 2.625% Exchangeable Senior Notes is 51.4059 shares per $1,000 principal amount of notes (equivalent to an initial exchange price of approximately $19.45 per share of Class A common stock), subject to adjustment, as described in the related indenture governing the 2.625% Exchangeable Senior Notes. As of December 31, 2018, the exchange rate of the 2.625% Exchangeable Senior Notes was 52.0116 shares per $1,000 principal amount of notes (equivalent to an initial exchange price of approximately $19.23 per share of Class A common stock), subject to adjustment, as described in the related indenture governing the 2.625% Exchangeable Senior Notes.

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

We have separately accounted for the liability and equity components of the 2.625% Exchangeable Senior Notes by bifurcating gross proceeds between the indebtedness, or liability component, and the embedded conversion option, or the equity component. The bifurcation was done by estimating an effective interest rate as of the date of the issuance for similar notes which do not contain an embedded conversion option. This effective interest rate was estimated to be 3.8% and was used to compute the fair value at the time of issuance for the indebtedness of $236.6 million. The gross proceeds from the issuance of the 2.625% Exchangeable Senior Notes less the initial amount allocated to the indebtedness resulted in a $13.4 million allocation to the embedded conversion option which is included in Equity, net of financing costs, in the consolidated balance sheets as of December 31, 2018 and 2017. The resulting debt discount is being amortized over the five year period in which the 2.625% Exchangeable Senior Notes are expected to be outstanding (that is, through maturity date) as additional non-cash interest expense. As of December 31, 2018 and 2017, the unamortized discount was $1.6 million and $4.3 million, respectively.

Underwriting discounts and commissions and issuance costs totaled $3.1 million and were allocated to the indebtedness and the embedded conversion option on a pro-rata basis and accounted for as debt issuance costs and equity issuance costs, respectively. In this connection, $2.9 million attributable to the indebtedness was recorded as part of deferred costs, to be subsequently amortized using the effective interest method as interest expense over the expected term of the 2.625% Exchangeable Senior Notes, and $0.2 million attributable to the embedded conversion option was recorded as a reduction to Equity in the consolidated balance sheets as of December 31, 2018 and 2017.

For the years ended December 31, 2018, 2017 and 2016, total interest expense related to the 2.625% Exchangeable Senior Notes was $9.9 million, $9.9 million and $9.9 million, respectively, consisting of (i) contractual interest expense of $6.6 million, $6.6 million and $6.6 million, respectively, (ii) additional non-cash interest expense of $2.7 million, $2.7 million and $2.7 million, respectively, related to the accretion of the debt discount, and (iii) amortization of deferred financing costs of $0.6 million, $0.6 million and $0.6 million, respectively.

Senior Unsecured Notes

During December 2017, we entered into an agreement to issue and sell an aggregate principal amount of $450.0 million of senior unsecured notes consisting of $115.0 million of 4.08% Series D Senior Notes due 2028, $160.0 million of 4.26% Series E Senior Notes due 2030, and $175.0 million of 4.44% Series F Senior Notes due 2033. We issued and sold the Series D Senior Notes in December 2017 and the Series E and F Senior Notes in March 2018. In connection with the March
2018 issuance of the notes, we repaid our mortgage indebtedness on 111 West 33rd Street and 1350 Broadway.

The terms of the Series A, B, C, D, E, and F senior notes agreements include customary covenants, including limitations on liens, investment, distributions, debt, fundamental changes, and transactions with affiliates and require certain customary financial reports. It also requires compliance with financial ratios including a maximum leverage ratio, a maximum secured leverage ratio, a minimum amount of tangible net worth, a minimum fixed charge coverage ratio, a minimum unencumbered interest coverage ratio, and a maximum unsecured leverage ratio. As of December 31, 2018, we were in compliance with the covenants under the outstanding Senior Unsecured Notes.

5. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following as of December 31, 2018 and 2017 (amounts in thousands):

	2018	2017
Accrued capital expenditures	$85,242	$71,769
Accounts payable and accrued expenses	34,585	32,509
Interest rate swap agreements liability	5,243	436
Accrued interest payable	4,990	5,687
Due to affiliated companies	616	448
Total accounts payable and accrued expenses	$130,676	$110,849

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
We have agreements with our derivative counterparties that contain a provision where if we either default or are capable of being declared in default on any of our indebtedness, then we could also be declared in default on our derivative obligations. As of December 31, 2018, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $5.3 million. If we had breached any of these provisions at December 31, 2018, we could have been required to settle our obligations under the agreements at their termination value of $5.3 million.
As of December 31, 2018 and 2017, we had interest rate LIBOR swaps with an aggregate notional value of $515.0 million and $265.0 million, respectively, which were designated as cash flow hedges of interest rate risk. We are hedging variability in future cash flows associated with our existing variable-rate term loan facility and with a forecasted refinancing of our exchangeable senior notes. The notional value does not represent exposure to credit, interest rate or market risks. As of December 31, 2018, the fair value of these derivative instruments amounted to $2.5 million which is included in prepaid expenses and other assets and ($5.2 million) which is included in accounts payable and accrued expenses on the consolidated balance sheet. As of December 31, 2017, the fair value of the derivative instrument amounted to ($0.4 million) which is included in accounts payable and accrued expenses on the consolidated balance sheet.
As of December 31, 2018 and 2017, a net unrealized loss of $0.9 million and $10.5 million, respectively, is reflected in the consolidated statements of comprehensive income (loss) relating to both active and terminated cash flow hedges of interest rate risk. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the debt. We estimate that $0.9 million net loss of the current balance held in accumulated other comprehensive loss will be reclassified into interest expense within the next 12 months.
For the year ended December 31, 2017, we recognized a loss of $0.3 million from derivative financial instruments, incurred in connection with the partial termination and re-designation of related cash flow hedges.
The table below summarizes the terms of agreements and the fair values of our derivative financial instruments as of December 31, 2018 and 2017 (dollar amounts in thousands):

						December 31, 2018		December 31, 2017
Derivative	Notional Amount	Receive Rate	Pay Rate	Effective Date	Expiration Date	Asset	Liability	Asset	Liability
Interest rate swap	$265,000	1 Month LIBOR	2.1485%	August 31, 2017	August 24, 2022	$2,536	$—	$—	$(436)
Interest rate swap	125,000	3 Month LIBOR	2.9580%	July 1, 2019	July 1, 2026	—	(2,623)	—	—
Interest rate swap	125,000	3 Month LIBOR	2.9580%	July 1, 2019	July 1, 2026	—	(2,620)	—	—
						$2,536	$(5,243)	$—	$(436)

The table below shows the effect of our derivative financial instruments designated as cash flow hedges on accumulated other comprehensive income (loss) for the years ended December 31, 2018, 2017 and 2016 (amounts in thousands):

Effects of Cash Flow Hedges	December 31, 2018	December 31, 2017	December 31, 2016
Amount of gain (loss) recognized in other comprehensive income (loss)	$(2,721)	$(11,658)	$(3,054)
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into interest expense	(1,845)	(1,142)	—

The table below shows the effect of our derivative financial instruments designated as cash flow hedges on the consolidated statements of income for the years ended December 31, 2018, 2017 and 2016 (amounts in thousands):

Effects of Cash Flow Hedges	December 31, 2018	December 31, 2017	December 31, 2016
Total interest (expense) presented on the consolidated statements of income in which the effects of cash flow hedges are recorded	$(79,623)	$(68,473)	$(70,595)
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into interest expense	(1,845)	(1,142)	—

Fair Valuation
The estimated fair values at December 31, 2018 and 2017 were determined by management, using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
The following tables summarize the carrying and estimated fair values of our financial instruments as of December 31, 2018 and 2017 (amounts in thousands):

	December 31, 2018
	Carrying Value	Estimated Fair Value
		Total	Level 1	Level 2	Level 3
Interest rate swaps included in prepaid expenses and other assets	$2,536	$2,536	$—	$2,536	$—
Interest rate swaps included in accounts payable and accrued expenses	5,243	5,243	—	5,243	—
Mortgage notes payable	608,567	597,424	—	—	597,424
Senior unsecured notes - Exchangeable	247,930	250,625	—	250,625	—
Senior unsecured notes - Series A, B, C, D, E and F	798,289	795,662	—	—	795,662
Unsecured term loan facility	264,147	265,000	—	—	265,000

	December 31, 2017
	Carrying Value	Estimated Fair Value
		Total	Level 1	Level 2	Level 3
Interest rate swaps included in prepaid expenses and other assets	$—	$—	$—	$—	$—
Interest rate swaps included in accounts payable and accrued expenses	436	436	—	436	—
Mortgage notes payable	717,164	707,300	—	—	707,300
Senior unsecured notes - Exchangeable	244,739	275,723	—	275,723	—
Senior unsecured notes - Series A, B, C, D, E and F	463,156	460,352	—	—	460,352
Unsecured term loan facility	263,662	265,000	—	—	265,000
Disclosure about the fair value of financial instruments is based on pertinent information available to us as of December 31, 2018 and 2017. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

7. Rental Income
We lease various spaces to tenants over various terms. Certain leases have renewal options for additional terms. The leases provide for base monthly rentals and reimbursements for real estate taxes, escalations linked to the consumer price index or common area maintenance known as operating expense escalation. Operating expense reimbursements are reflected in our consolidated statements of income as tenant expense reimbursement.

As of December 31, 2018, we were entitled to the following future contractual minimum lease payments on non-cancellable operating leases to be received which expire on various dates through 2038 (amounts in thousands):

2019	$485,441
2020	460,127
2021	423,365
2022	391,395
2023	362,738
Thereafter	1,536,461
$3,659,527
The above future minimum lease payments exclude tenant recoveries, amortization of deferred rent receivables and the net accretion of above-below-market lease intangibles. Some leases are subject to termination options generally upon payment of a termination fee. The preceding table is prepared assuming such options are not exercised.
8. Commitments and Contingencies
Legal Proceedings
Litigation
Except as described below, as of December 31, 2018, we were not involved in any material litigation, nor, to our knowledge, was any material litigation threatened against us or our properties, other than routine litigation arising in the ordinary course of business such as disputes with tenants. We believe that the costs and related liabilities, if any, which may result from such actions will not materially affect our condensed consolidated financial position, operating results or liquidity.

As previously disclosed, in October 2014, 12 former investors in Empire State Building Associates L.L.C. (“ESBA”), which prior to the initial public offering of our company (the "Offering"), owned the fee title to the Empire State Building, filed an arbitration with the American Arbitration Association against Peter L. Malkin, Anthony E. Malkin, Thomas N. Keltner, Jr., and our subsidiary ESRT MH Holdings LLC, the former supervisor of ESBA, as respondents. The statement of claim (also filed later in federal court in New York for the expressed purpose of tolling the statute of limitations) alleges breach of fiduciary duty and related claims in connection with the Offering and formation transactions and seeks monetary damages and declaratory relief. These investors had opted out of a prior class action bringing similar claims that was settled with court approval. The respondents filed an answer and counterclaims. In March 2015, the federal court action was stayed on consent of all parties pending the arbitration. Arbitration hearings for a select number of sessions started in May 2016 and concluded in August 2018. Post-hearing briefing is currently scheduled to be completed by June 25, 2019.

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

Ground Lease Commitments
We make payments under ground leases related to three of our properties. Minimum rent is expensed on a straight-line basis over the non-cancellable term of the leases. The ground leases are due to expire between the years 2050 and 2077. Future minimum lease payments to be paid over the terms of the leases are as follows (amounts in thousands):

2019	$1,518
2020	1,518
2021	1,518
2022	1,518
2023	1,518
Thereafter	68,298
Total	$75,888

Unfunded Capital Expenditures
At December 31, 2018, we estimate that we will incur approximately $88.4 million of capital expenditures (including tenant improvements and leasing commissions) on our properties pursuant to existing lease agreements. We expect to fund these capital expenditures with operating cash flow, additional property level mortgage financings, our unsecured credit facility, cash on hand and other borrowings. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs. We expect that these financing requirements will be met in a similar fashion.

Concentration of Credit Risk
Financial instruments that subject us to credit risk consist primarily of cash and cash equivalents, restricted cash, short-term investments, tenant and other receivables and deferred rent receivables. At December 31, 2018, we held on deposit at various major financial institutions cash and cash equivalents, restricted cash balances and short-term investments in excess of amounts insured by the Federal Deposit Insurance Corporation.

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
Major Customers and Other Concentrations
For the year ended December 31, 2018, other than five tenants who accounted for 6.0%, 3.1%, 2.9%, 2.0% and 2.0% of rental revenues, no other tenant in our portfolio accounted for more than 2.0% of rental revenues. For the year ended December 31, 2017, other than five tenants who accounted for 6.3%, 3.2%, 2.9%, 2.1% and 2.0% of rental revenues, no other tenant in our portfolio accounted for more than 2.0% of rental revenues. For the year ended December 31, 2016, other than five tenants who accounted for 6.4%, 3.3%,2.9%, 2.3% and 2.0% of rental revenues, no other tenant in our portfolio accounted for more than 2.0% of rental revenues.
For the years ended December 31, 2018, 2017 and 2016, the six properties listed below accounted for the indicated percentage of total rental revenues. No other property accounted for more than 5.0% of total rental revenues.

	Year Ended December 31,
	2018	2017	2016
Empire State Building	31.9%	32.0%	32.6%
One Grand Central Place	12.8%	13.1%	12.5%
111 West 33rd Street	9.3%	8.6%	6.8%
1400 Broadway	7.1%	7.4%	7.8%
First Stamford Place	5.9%	5.4%	6.4%
250 West 57th Street	5.2%	5.2%	5.3%
Asset Retirement Obligations
We are required to accrue costs that we are legally obligated to incur on retirement of our properties which result from acquisition, construction, development and/or normal operation of such properties. Retirement includes sale, abandonment or disposal of a property. Under that standard, a conditional asset retirement obligation represents a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within a company’s control and a liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated. Environmental site assessments and investigations have identified asbestos or asbestos-containing building materials in certain of our properties. As of December 31, 2018, management has no plans to remove or alter these properties in a manner that would trigger federal and other applicable regulations for asbestos removal, and accordingly, the obligations to remove the asbestos or asbestos-containing building materials from these properties have indeterminable settlement dates. As such, we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligation. However ongoing asbestos abatement, maintenance programs and other required documentation are carried out as required and related costs are expensed as incurred.
Other Environmental Matters
Certain of our properties have been inspected for soil contamination due to pollutants, which may have occurred prior to our ownership of these properties or subsequently in connection with its development and/or its use. Required remediation to such properties has been completed and, as of December 31, 2018, management believes that there are no obligations related to environmental remediation other than maintaining the affected sites in conformity with the relevant authority’s mandates and filing the required documents. All such maintenance costs are expensed as incurred. We expect that resolution of the environmental matters relating to the above will not have a material impact on our business, assets, consolidated and combined financial condition, results of operations or liquidity. However, we cannot be certain that we have identified all environmental liabilities at our properties, that all necessary remediation actions have been or will be undertaken at our properties or that we will be indemnified, in full or at all, in the event that such environmental liabilities arise.
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

32BJ
We participate in the Building Service 32BJ, ("Union"), Pension Plan and Health Plan. The Pension Plan is a multi-employer, non-contributory defined benefit pension plan that was established under the terms of collective bargaining agreements between the Service Employees International Union, Local 32BJ, the Realty Advisory Board on Labor Relations, Inc. and certain other employers. This Pension Plan is administered by a joint board of trustees consisting of union trustees and employer trustees and operates under employer identification number 13-1879376. The Pension Plan year runs from July 1 to June 30. Employers contribute to the Pension Plan at a fixed rate on behalf of each covered employee. Separate actuarial information regarding such pension plans is not made available to the contributing employers by the union administrators or trustees, since the plans do not maintain separate records for each reporting unit. However, on September 28, 2016, September 28, 2017 and September 28, 2018, the actuary certified that for the plan years beginning July 1, 2016, July 1, 2017 and July 1, 2018, respectively, the Pension Plan was in critical status under the Pension Protection Act of 2006. The Pension Plan trustees adopted a rehabilitation plan consistent with this requirement. For each of the years ended June 30, 2018, 2017 and 2016, the Pension Plan received contributions from employers totaling $272.3 million, $257.8 million and $249.5 million, respectively.
The Health Plan was established under the terms of collective bargaining agreements between the Union, the Realty Advisory Board on Labor Relations, Inc. and certain other employers. The Health Plan provides health and other benefits to eligible participants employed in the building service industry who are covered under collective bargaining agreements, or other written agreements, with the Union. The Health Plan is administered by a Board of Trustees with equal representation by the employers and the Union and operates under employer identification number 13-2928869. The Health Plan receives contributions in accordance with collective bargaining agreements or participation agreements. Generally, these agreements provide that the employers contribute to the Health Plan at a fixed rate on behalf of each covered employee. For the years ended June 30, 2018, 2017 and 2016, the Health Plan received contributions from employers totaling $1.4 billion, $1.3 billion and $1.2 billion, respectively.

Term of Collective Bargaining Agreement
The most recent collective bargaining agreement for Local 32BJ commenced from January 1, 2016 and runs through December 31, 2019.

Contributions
Contributions we made to the multi-employer plans for the years ended December 31, 2018, 2017 and 2016 are included in the table below (amounts in thousands):

	For the Year Ended December 31,
Benefit Plan	2018	2017	2016
Pension Plans (pension and annuity)*	$3,327	$3,035	$3,155
Health Plans**	9,373	8,551	8,280
Other***	814	856	542
Total plan contributions	$13,514	$12,442	$11,977

*	Pension plans include $1.0 million, $0.9 million and $0.8 million for the years ended 2018, 2017 and 2016, respectively, to multiemployer plans not discussed above.
** Health plans include $1.6 million, $1.6 million and $1.6 million for the years ended 2018, 2017 and 2016, respectively, to multiemployer plans not discussed above.
*** Other consists of union costs which were not itemized between pension and health plans. Other includes $0.2 million, $0.2 million and $0.2 million for the years ended 2018, 2017 and 2016, respectively, in connection with other multiemployer plans not discussed above.

Benefit plan contributions are included in operating expenses in our consolidated statements of income.

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
During the second quarter of 2018, pursuant to an August 2016 stockholders agreement between ESRT and QIA, ESRT sold 284,015 shares of ESRT Class A common stock (the “Top Up Shares”) to QIA pursuant to its top-up right to acquire its 9.9% pro rata share of new equity securities issued during the first quarter of 2018 (in this case, equity compensation).  The aggregate purchase price which QIA paid to ESRT for the Top Up Shares was $4.7 million, or $16.72 per share of ESRT Class A common stock, in accordance with a formula in the stockholders agreement equal to the average closing price per share during the five (5) consecutive trading days immediately preceding the issuance of the applicable new equity securities.

As of December 31, 2018, there were approximately 303.3 million operating partnership units outstanding, of which approximately 174.9 million, or 57.7%, were owned by ESRT and approximately 128.4 million, or 42.3%, were owned by other partners, including ESRT directors, members of senior management and other employees.
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
LTIP units subject to time based vesting, whether vested or not, receive the same per unit distributions as OP Units, which equal per share dividends (both regular and special) on our common stock. Market based LTIP units receive 10% of such distributions currently, unless and until such LTIP units are earned based on performance, at which time they will receive the accrued and unpaid 90% and will commence receiving 100% of such distributions thereafter.
Private Perpetual Preferred Units

As of December 31, 2018, there were 1,560,360 Private Perpetual Preferred Units ("Preferred Units") which have a liquidation preference of $16.62 per unit and which are entitled to receive cumulative preferential annual cash distributions of $0.60 per unit payable in arrears on a quarterly basis. The Preferred Units are not redeemable at the option of the holders and are redeemable at our option only in the case of specific defined events.
Distributions
The following table summarizes the distributions paid on our operating partnership units for the years ended December 31, 2018, 2017 and 2016:

Record Date	Payment Date	Amount per Operating Partnership Unit
December 17, 2018	December 31, 2018	$0.105
September 14, 2018	September 28, 2018	$0.105
June 15, 2018	June 29, 2018	$0.105
March 15, 2018	March 30, 2018	$0.105

December 15, 2017	December 29, 2017	$0.105
September 15, 2017	September 29, 2017	$0.105
June 15, 2017	June 30, 2017	$0.105
March 15, 2017	March 31, 2017	$0.105

December 15, 2016	December 29, 2016	$0.105
September 19, 2016	September 30, 2016	$0.105
June 15, 2016	June 30, 2016	$0.105
March 16, 2016	March 31, 2016	$0.085

Total distributions paid to OP unitholders and Preferred unitholders during 2018, 2017 and 2016 totaled $126.5 million, $127.0 million and $115.0 million, respectively.

Incentive and Share-Based Compensation

The 2013 Plan provides for grants to our directors, employees and consultants of our company and ESRT consisting of stock options, restricted stock, dividend equivalents, stock payments, performance shares, LTIP units, stock appreciation rights and other incentive awards. An aggregate of approximately 12.2 million shares of ESRT common stock are authorized for issuance under awards granted pursuant to the 2013 Plan, and as of December 31, 2018, approximately 4.3 million shares of ESRT common stock remain available for future issuance.
In May 2018, we made grants of LTIP units to our non-employee directors under the 2013 Plan. At such time, we granted a total of 65,000 LTIP units that are subject to time-based vesting with fair market values of $1.0 million. The awards vest ratably over three years from the date of the grant, subject generally to the director's continued service on our Board of Directors.
In March 2018, we made grants of LTIP units to executive officers under the 2013 Plan. At such time, we granted to executive officers a total of 386,876 LTIP units that are subject to time-based vesting and 1,737,917 LTIP units that are subject to market-based vesting awards. In March 2018, we made grants of LTIP units and restricted stock to certain other employees under the 2013 Plan. At such time, we granted to certain other employees a total of 67,449 LTIP units and 39,608 shares of restricted stock that are subject to time-based vesting and 223,950 LTIP units that are subject to market-based vesting, with fair market values of $1.7 million for the time-based vesting awards and $1.1 million for the market-based vesting awards. The awards subject to time-based vesting vest ratably over four years from January 1, 2018, subject generally to the grantee's continued employment. The first installment vests on January 1, 2019 and the remainder will vest thereafter in three equal annual installments. The vesting of the LTIP units subject to performance-based vesting is based on the achievement of absolute and relative total stockholder return hurdles over a three-year performance period, commencing on January 1, 2018. Following the completion of the three-year performance period, our compensation committee will determine the number of LTIP units to which the grantee is entitled based on our performance relative to the performance hurdles set forth in the LTIP unit award agreements the grantee entered into in connection with the award grant. These units then vest in two installments, with the first installment vesting on January 1, 2021 and the second installment vesting on January 1, 2022, subject generally to the grantee's continued employment on those dates.

In 2017, our board of directors determined to reinforce the alignment of our executive officers’ interests with that of stockholders by designing a new bonus election program, under which named executive officers could elect to receive their annual incentive bonus in any combination of (i) cash or vested LTIP's at the face amount of such bonus or (ii) time-vesting LTIP's which would vest over three years, subject to continued employment, at 125% of such face amount. In February 2018, we made grants of LTIP units to executive officers under the 2013 Plan in connection with the 2017 bonus election program. We granted to executive officers a total of 238,609 LTIP units that are subject to time based vesting with a fair market value $4.0 million. Of these LTIP units, 25,158 LTIP units vested immediately on the grant date and 213,451 LTIP units vest ratably over three years from January 1, 2018, subject generally to the grantee's continued employment. The first installment vests on January 1, 2019 and the remainder will vest thereafter in two equal annual installments.

In May 2017, we made grants of LTIP units to our non-employee directors under the 2013 Plan. At such time, we granted a total of 50,408 LTIP units that are subject to time-based vesting with fair market values of $1.0 million. The awards vest ratably over three years from the date of the grant, subject generally to the director's continued service on our Board of Directors.
In March 2017, we made grants of LTIP units to executive officers under the 2013 Plan. At such time, we granted to executive officers a total of 313,275 LTIP units that are subject to time-based vesting and 865,742 LTIP units that are subject to market-based vesting, with fair market values of $6.1 million for the time-based vesting awards and $9.6 million for the market-based vesting awards. In March 2017, we made grants of LTIP units and restricted stock to certain other employees under the 2013 Plan. At such time, we granted to certain other employees a total of 47,993 LTIP units and 34,407 shares of restricted stock that are subject to time-based vesting and 95,156 LTIP units that are subject to market-based vesting, with fair market values of $1.6 million for the time-based vesting awards and $1.0 million for the market-based vesting awards. The awards subject to time-based vesting vest ratably over four years from January 1, 2017, subject generally to the grantee's continued employment. The first installment vests on January 1, 2018 and the remainder will vest thereafter in three equal annual installments. The vesting of the LTIP units subject to performance-based vesting is based on the achievement of absolute and relative total stockholder return hurdles over a three-year performance period, commencing on January 1, 2017.

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
Share-based compensation is measured at the fair value of the award on the date of grant and recognized as an expense on a straight-line basis over the vesting period. For the market-based LTIP units and restricted stock awards, the fair value of the awards was estimated using a Monte Carlo Simulation model.  Our stock price, along with the prices of the comparative indexes, is assumed to follow the Geometric Brownian Motion Process.  Geometric Brownian motion is a common assumption when modeling in financial markets, as it allows the modeled quantity (in this case, the stock price) to vary randomly from its current value and take any value greater than zero.  The volatilities of the returns on our stock price and the comparative indexes were estimated based on implied volatilities and historical volatilities using a six-year look-back period.  The expected growth rate of the stock prices over the performance period is determined with consideration of the risk free rate as of the grant date.  For LTIP unit awards that are time-based, the fair value of the awards was estimated based on the fair value of our stock at the grant date discounted for the restriction period during which the LTIP units cannot be redeemed or transferred and the uncertainty regarding if, and when, the book capital account of the LTIP units will equal that of the common units. For restricted stock awards that are time-based, we estimate the stock compensation expense based on the fair value of the stock at the grant date.
LTIP units and ESRT restricted stock issued during the year ended December 31, 2018, 2017 and 2016 were valued at $23.6 million, $19.4 million and $18.4 million, respectively. The weighted-average per unit or share fair value was $8.54, $13.77 and $9.60 for grants issued in 2018, 2017 and 2016, respectively. The per unit or share granted in 2018 was estimated on the respective dates of grant using the following assumptions: an expected life of 2.8 years, a dividend rate of 2.30%, a risk-free interest rate of 2.50%, and an expected price volatility of 20.0%. The per unit or share granted in 2017 was estimated on the respective dates of grant using the following assumptions: an expected life of 2.8 years, a dividend rate of 2.05%, a risk-free interest rate of 1.55% and an expected price volatility of 20.0%. The per unit or share granted in 2016 was estimated on the respective dates of grant using the following assumptions: an expected life of 2.8 years, a dividend rate of 2.10%, a risk-free interest rate of 0.84%, and an expected price volatility of 24.0%.

No other stock options, dividend equivalents, or stock appreciation rights were issued or outstanding in 2018, 2017 and 2016.

The following is a summary of ESRT restricted stock and LTIP unit activity for the year ended December 31, 2018:

	ESRT Restricted Stock	LTIP Units	Weighted Average Grant Fair Value
Unvested balance at December 31, 2017	90,791	3,588,609	$11.20
Vested	(30,693)	(495,303)	14.59
Granted	39,608	2,719,801	8.54
Forfeited or unearned	(8,548)	(110,286)	8.50
Unvested balance at December 31, 2018	91,158	5,702,821	$9.68

The total fair value of LTIP units and restricted stock that vested during 2018, 2017 and 2016 was $7.7 million, $7.6 million and $5.1 million, respectively.
The LTIP unit and ESRT restricted stock award agreements will immediately vest when a grantee attains the (i) age of 60 and (ii) the date on which grantee has first completed ten years of continuous service with our company or its affiliates. For award agreements that qualify, we recognize noncash compensation expense on the grant date for the time-based awards and ratably over the vesting period for the market-based awards, and accordingly, we recognized $1.8 million, $1.0 million and $0.7 million for the years ended December 31, 2018, 2017 and 2016, respectively. Unrecognized compensation expense was $1.0 million at December 31, 2018, which will be recognized over a weighted average period of 2.1 years.
For the remainder of the LTIP unit and ESRT restricted stock awards, we recognize noncash compensation expense ratably over the vesting period, and accordingly, we recognized $17.0 million, $13.1 million and $9.0 million in noncash compensation expense for the years ended December 31, 2018, 2017 and 2016, respectively. Unrecognized compensation expense was $27.4 million at December 31, 2018, which will be recognized over a weighted average period of 2.2 years.

Earnings Per Unit
Earnings per unit for the years ended December 31, 2018, 2017 and 2016 is computed as follows (amounts in thousands, except per share amounts):

	For the Year Ended December 31,
	2018	2017	2016
Numerator:
Net income	$117,253	$118,253	$107,250
Private perpetual preferred unit distributions	(936)	(936)	(936)
Earnings allocated to unvested shares	(851)	(760)	(747)
Net income attributable to common unitholders - basic and diluted	$115,466	$116,557	$105,567

Denominator:
Weighted average units outstanding - basic	297,258	296,455	276,848
Effect of dilutive securities:
Stock-based compensation plans	1	775	454
Exchangeable senior notes	—	819	266
Weighted average shares outstanding - diluted	297,259	298,049	277,568

Earnings per unit - basic and diluted	$0.39	$0.39	$0.38
There were 485,865, 834,267 and 800,746 antidilutive shares and LTIP units for the years ended December 31, 2018, 2017 and 2016, respectively.

10. Related Party Transactions
QIA
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
Through August 2021, QIA will have the right of first offer to co-invest with ESRT as a joint venture partner in real estate investment opportunities initiated by ESRT where ESRT has elected, at its discretion, to seek a joint venture partner. The right of first offer period will be extended for a 30-month term if at least one joint venture transaction is consummated among ESRT and QIA during the initial five year term, and will be extended for a further 30-month term if at least one joint venture transaction is consummated during such initial 30-month extension term.
Subject to certain minimum thresholds and conditions, ESRT will indemnify QIA for certain applicable U.S. federal and state taxes payable by QIA in connection with dividends paid by ESRT on the QIA shares that are attributable to capital gains from the sale or exchange of any U.S. real property interests. ESRT's obligation to indemnify QIA will terminate one year following the date on which the sum of the QIA shares then owned by QIA falls below 10% of ESRT outstanding common shares.
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

First, this agreement provides that our operating partnership will not sell, exchange, transfer or otherwise dispose of such protected assets, or any interest in a protected asset, until (i) October 7, 2025, with respect to one protected asset, First Stamford Place, and (ii) the later of (x) October 7, 2021 and (y) the death of both Peter L. Malkin and Isabel W. Malkin, who are 85 and 82 years old, respectively, for the three other protected assets, Metro Center, 10 Bank Street and 1542 Third Avenue, unless:
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
Excluded Properties and Businesses
The Malkin Group, including Anthony E. Malkin, our Chairman and Chief Executive Officer, owns non-controlling interests in, and Anthony E. Malkin and Peter L. Malkin control the general partners or managers of, the entities that own interests in eight multi-family properties, five net leased retail properties, (including one single tenant retail property in Greenwich, Connecticut), and a parcel that is being developed for residential use. The Malkin Group also owns non-controlling interests in one Manhattan office property, two Manhattan retail properties and several retail properties outside of Manhattan, none of which were contributed to us in the formation transactions. We refer to the non-controlling interests described above collectively as the excluded properties. In addition, the Malkin Group owns interests in two mezzanine and senior equity funds, an industrial fund, and five residential properties, and which we refer to collectively as the excluded businesses. Other than the Greenwich retail property, we do not believe that the excluded properties or the excluded businesses are consistent with our portfolio geographic or property type composition, management or strategic direction.

Pursuant to management and/or service agreements with the owners of interests in those excluded properties and services agreements with five residential property managers and the managers of certain other excluded businesses which historically were managed by affiliates of our predecessor, we are designated as the asset manager (supervisor) and/or property manager of the excluded properties and will provide services to the owners of certain of the excluded properties and the five residential property managers and provide services and access to office space to the existing managers of the other excluded businesses. As the manager or service provider, we are paid a management or other fee with respect to those excluded properties and excluded businesses where our predecessor had previously received a management fee on the same terms as the fee paid to our predecessor, and reimbursed for our costs in providing the management and other services to those excluded properties and businesses where our predecessor had not previously received a management fee. ESRT's management of the excluded properties and provision of services to the five residential property managers and the existing managers of the other excluded businesses represent a minimal portion of our overall business. There is no established time period in which we will manage such properties or provide services to the owners of certain of the excluded properties and the five residential property managers and provide services and access to office space to the existing managers of the other excluded businesses; and Peter L. Malkin and Anthony E. Malkin expect to sell certain properties or unwind these businesses over time. We are not precluded from acquiring all or certain interests in the excluded properties or businesses. If we were to attempt any such acquisition, we anticipate that Anthony E. Malkin, ESRT's Chairman and Chief Executive Officer, will not participate in the negotiation process on our behalf with respect to our potential acquisition of any of these excluded properties or businesses, and the approval of a majority of ESRT's independent directors will be required to approve any such acquisition.
Services are and were provided by us to excluded properties and businesses. These transactions are reflected in our consolidated statements of income as third-party management and other fees.
We earned asset management (supervisory) and service fees from excluded properties and businesses of $1.1 million, $1.1 million and $1.4 million during the years ended December 31, 2018, 2017 and 2016, respectively.
We earned property management fees from excluded properties of $0.3 million, $0.3 million and $0.4 million during the years ended December 31, 2018, 2017 and 2016, respectively.
Other
We were reimbursed at allocable cost for 647 square feet of shared office space, equipment, and administrative support shared with us in our corporate offices, as was done prior to our formation, and we received rent generally at market rental rate for 3,074 square feet of leased space, from entities affiliated with Anthony E. Malkin at one of our properties. Total revenue aggregated $0.2 million for the year ended December 31, 2016.
During August 2016, such entities moved from the previously shared office and leased spaces to relocate to a new 5,351 square foot leased space at one of our properties, paying rent generally at a market rental rate. Under such new lease, the tenant has the right to cancel such lease without special payment on 90 days’ notice. We now have a shared use agreement with such tenant, to occupy a portion of the leased premises as the office location for Peter L. Malkin, our chairman emeritus and employee, utilizing approximately 15% of the space, for which we pay an allocable pro rata share of the cost to such tenant. We also have agreements with these entities and excluded properties and businesses to provide them with general computer-related support. Total revenue aggregated $0.3 million, $0.4 million and $0.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.
During 2016 and in connection with our office move, Peter L. Malkin purchased miscellaneous furniture and artwork from us at their appraised value of $23,300. Remaining office furniture was disposed.
One of our directors, James D. Robinson IV, is a general partner in an investment fund, which owns more than a 10% economic and voting interest in one of our tenants, OnDeck Capital, with an annualized rent of $4.5 million and $5.8 million as of December 31, 2018 and 2017, respectively.

11. Income Taxes
TRS Holdings and Observatory TRS are taxable entities and their consolidated provision for income taxes consisted of the following for the years ended December 31, 2018, 2017 and 2016 (amounts in thousands):

	For the Year Ended December 31,
	2018	2017	2016
Current:
Federal	$(2,389)	$(3,923)	$(3,632)
State and local	(2,253)	(2,304)	(2,055)
Total current	(4,642)	(6,227)	(5,687)
Deferred:
Federal	—	(446)	(291)
State and local	—	—	(168)
Total deferred	—	(446)	(459)
Income tax expense	$(4,642)	$(6,673)	$(6,146)
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
    The effective income tax rate is 34.0%, 48.5% and 44.8% for the years ended December 31, 2018, 2017 and 2016, respectively. The actual tax provision differed from that computed at the federal statutory corporate rate as follows (amounts in thousands):

	For the Year Ended December 31,
	2018	2017	2016
Federal tax expense at statutory rate	$(2,844)	$(4,684)	$(4,629)
State income taxes, net of federal benefit	(1,798)	(1,543)	(1,517)
Corporate income tax rate adjustment	—	(446)	—
Income tax expense	$(4,642)	$(6,673)	$(6,146)
The income tax effects of temporary differences that give rise to deferred tax assets are presented below as of December 31, 2018, 2017 and 2016 (amounts in thousands):

	2018	2017	2016
Deferred tax assets:
Deferred revenue on unredeemed observatory admission ticket sales	$1,396	$1,395	$198
Deferred tax assets at December 31, 2018, 2017 and 2016, respectively, are attributable to the inclusion of deferred revenue on Observatory admission ticket sales not redeemed at year-end in determining income for tax reporting purposes and are included in prepaid expenses and other assets on the consolidated balance sheets. No valuation allowance has been recorded against the deferred tax asset because the Company believes that the deferred tax asset will, more likely than not, be realized. This determination is based on the Observatory TRS’s anticipated future taxable income and the reversal of the deferred tax asset.

At December 31, 2018, 2017 and 2016, the TRS entities have no amount of unrecognized tax benefits. For tax years 2018, 2017, 2016 and 2015, the United States federal and state tax returns are open for examination.

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

The following tables provide components of segment profit for each segment for the years ended December 31, 2018, 2017 and 2016, as reviewed by management (amounts in thousands):

	2018
	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Rental revenue	$493,231	$—	$—	$493,231
Intercompany rental revenue	79,954	—	(79,954)	—
Tenant expense reimbursement	72,372	—	—	72,372
Observatory revenue	—	131,227	—	131,227
Lease termination fees	20,847	—	—	20,847
Third-party management and other fees	1,440	—	—	1,440
Other revenue and fees	12,394	—	—	12,394
Total revenues	680,238	131,227	(79,954)	731,511
Operating expenses:
Property operating expenses	167,379	—	—	167,379
Intercompany rent expense	—	79,954	(79,954)	—
Ground rent expense	9,326	—	—	9,326
General and administrative expenses	52,674	—	—	52,674
Observatory expenses	—	32,767	—	32,767
Real estate taxes	110,000	—	—	110,000
Depreciation and amortization	168,430	78	—	168,508
Total operating expenses	507,809	112,799	(79,954)	540,654
Total operating income	172,429	18,428	—	190,857
Other income (expense):
Interest income	10,661	—	—	10,661
Interest expense	(79,623)	—	—	(79,623)
Income before income taxes	103,467	18,428	—	121,895
Income tax expense	(1,114)	(3,528)	—	(4,642)
Net income	$102,353	$14,900	$—	$117,253
Segment assets	$3,930,330	$265,450	$—	$4,195,780
Expenditures for segment assets	$201,685	$54,811	$—	$256,496

	2017
	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Rental revenue	$483,944	$—	$—	$483,944
Intercompany rental revenue	77,646	—	(77,646)	—
Tenant expense reimbursement	73,679	—	—	73,679
Observatory revenue	—	127,118	—	127,118
Lease termination fees	13,551	—	—	13,551
Third-party management and other fees	1,400	—	—	1,400
Other revenue and fees	9,834	—	—	9,834
Total revenues	660,054	127,118	(77,646)	709,526
Operating expenses:
Property operating expenses	163,531	—	—	163,531
Intercompany rent expense	—	77,646	(77,646)	—
Ground rent expense	9,326	—	—	9,326
General and administrative expenses	50,315	—	—	50,315
Observatory expenses	—	30,275	—	30,275
Real estate taxes	102,466	—	—	102,466
Depreciation and amortization	160,630	80	—	160,710
Total operating expenses	486,268	108,001	(77,646)	516,623
Total operating income (loss)	173,786	19,117	—	192,903
Other income (expense):
Interest income	2,942	—	—	2,942
Interest expense	(68,473)	—	—	(68,473)
Loss on early extinguishment of debt	(2,157)	—	—	(2,157)
Loss from derivative financial instrument	(289)	—	—	(289)
Income before income taxes	105,809	19,117	—	124,926
Income tax expense	(1,306)	(5,367)	—	(6,673)
Net income	$104,503	$13,750	$—	$118,253
Segment assets	$3,670,907	$260,440	$—	$3,931,347
Expenditures for segment assets	$191,541	$36,621	$—	$228,162

	2016
	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Rental revenue	$460,653	$—	$—	$460,653
Intercompany rental revenue	75,658	—	(75,658)	—
Tenant expense reimbursement	73,459	—	—	73,459
Observatory revenue	—	124,814	—	124,814
Lease termination fees	7,676	—	—	7,676
Third-party management and other fees	1,766	—	—	1,766
Other revenue and fees	8,970	15	—	8,985
Total revenues	628,182	124,829	(75,658)	677,353
Operating expenses:
Property operating expenses	153,850	—	—	153,850
Intercompany rent expense	—	75,658	(75,658)	—
Ground rent expense	9,326	—	—	9,326
General and administrative expenses	49,078	—	—	49,078
Observatory expenses	—	29,833	—	29,833
Real estate taxes	96,061	—	—	96,061
Acquisition expenses	98	—	—	98
Depreciation and amortization	154,817	394	—	155,211
Total operating expenses	463,230	105,885	(75,658)	493,457
Total operating income (loss)	164,952	18,944	—	183,896
Other income (expense):
Interest income	647	—	—	647
Interest expense	(70,595)	—	—	(70,595)
Loss on early extinguishment of debt	(552)	—	—	(552)
Income (loss) before income taxes	94,452	18,944	—	113,396
Income tax expense	(1,361)	(4,785)	—	(6,146)
Net income	$93,091	$14,159	$—	$107,250
Segment assets	$3,641,844	$249,109	$—	$3,890,953
Expenditures for segment assets	$197,680	$—	$—	$197,680

13. Summary of Quarterly Financial Information (unaudited)

The quarterly results of operations of our company for the years ended December 31, 2018, 2017 and 2016 are as follows (amounts in thousands):

	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Revenues	$167,271	$178,529	$186,402	$199,309
Operating income	$34,164	$49,665	$48,538	$58,490
Net income	$18,058	$30,184	$29,230	$39,781
Net income attributable to common unitholders	$17,824	$29,950	$28,996	$39,547
Net income per share attributable to common unitholders:
Basic and diluted	$0.06	$0.10	$0.10	$0.13

	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Revenues	$164,333	$176,349	$186,547	$182,297
Operating income	$36,045	$50,659	$56,008	$50,191
Net income	$19,145	$31,359	$35,489	$32,260
Net income attributable to common unitholders	$18,911	$31,125	$35,255	$32,026
Net income per share attributable to common unitholders:
Basic and diluted	$0.06	$0.10	$0.12	$0.11

	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Revenues	$157,057	$165,785	$175,704	$178,807
Operating income	$34,097	$44,162	$53,442	$52,195
Net income	$16,705	$24,640	$32,897	$33,008
Net income attributable to common unitholders	$16,471	$24,406	$32,663	$32,774
Net income per share attributable to common unitholders:
Basic and diluted	$0.06	$0.09	$0.12	$0.11

14. Subsequent Events
None.

Empire State Realty OP, L.P.
Schedule II—Valuation and Qualifying Accounts
(amounts in thousands)

Description	Balance At Beginning of Year	Additions Charged Against Operations	Uncollectible Accounts Written-Off	Balance at End of Year
Year ended December 31, 2018
Allowance for doubtful accounts	$1,607	$(811)	$(289)	$507
Year ended December 31, 2017
Allowance for doubtful accounts	$3,723	$(1,650)	$(466)	$1,607
Year ended December 31, 2016
Allowance for doubtful accounts	$3,037	$908	$(222)	$3,723

Empire State Realty OP, L.P.
Schedule III—Real Estate and Accumulated Depreciation
(amounts in thousands)

			Initial Cost to the Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at which Carried at 12/31/18
Development	Type	Encumbrances	Land	Building & Improvements	Improvements	Carrying Costs	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on which depreciation in latest income statement is computed
111 West 33rd Street, New York, NY	office / retail	$—	$13,630	$244,461	$106,780	n/a	$13,630	$351,241	$364,871	$(41,629)	1954	2014	various
1400 Broadway, New York, NY	office / retail	—	—	96,338	40,261	—	—	136,599	136,599	(31,601)	1930	2014	various
1333 Broadway, New York, NY	office / retail	158,484	91,435	120,190	7,491	n/a	91,435	127,681	219,116	(22,331)	1915	2013	various
1350 Broadway, New York, NY	office / retail	—	—	102,518	27,161	—	—	129,679	129,679	(25,312)	1929	2013	various
250 West 57th Street, New York, NY	office/ retail	—	2,117	5,041	141,581	n/a	2,117	146,622	148,739	(36,058)	1921	1953	various
501 Seventh Avenue, New York, NY	office/ retail	—	1,100	2,600	94,778	n/a	1,100	97,378	98,478	(43,164)	1923	1950	various
1359 Broadway, New York, NY	office/ retail	—	1,233	1,809	57,938	n/a	1,233	59,747	60,980	(26,549)	1924	1953	various
350 Fifth Avenue (Empire State Building), New York, NY	office/ retail	—	21,551	38,934	895,989	n/a	21,551	934,923	956,474	(211,068)	1930	2013	various
One Grand Central Place, New York, NY	office/ retail	—	7,240	17,490	241,218	n/a	7,222	258,726	265,948	(109,502)	1930	1954	various
First Stamford Place, Stamford, CT	office	178,616	22,952	122,739	63,292	n/a	24,862	184,121	208,983	(78,570)	1986	2001	various
One Station Place, Stamford, CT (Metro Center)	office	91,592	5,313	28,602	15,301	n/a	5,313	43,903	49,216	(30,763)	1987	1984	various
383 Main Avenue, Norwalk, CT	office	29,614	2,262	12,820	22,253	n/a	2,262	35,073	37,335	(12,876)	1985	1994	various
500 Mamaroneck Avenue, Harrison, NY	office	—	4,571	25,915	22,198	n/a	4,571	48,113	52,684	(23,147)	1987	1999	various
10 Bank Street, White Plains, NY	office	33,316	5,612	31,803	18,412	n/a	5,612	50,215	55,827	(21,134)	1989	1999	various
10 Union Square, New York, NY	retail	49,116	5,003	12,866	1,966	n/a	5,003	14,832	19,835	(7,801)	1987	1996	various
1542 Third Avenue, New York, NY	retail	29,459	2,239	15,266	425	n/a	2,239	15,691	17,930	(7,774)	1991	1999	various
1010 Third Avenue, New York, NY and 77 West 55th Street, New York, NY	retail	38,370	4,462	15,817	783	n/a	4,462	16,600	21,062	(8,590)	1962	1998	various
69-97 Main Street, Westport, CT	retail	—	2,782	15,766	1,046	n/a	2,782	16,812	19,594	(7,113)	1922	2003	various
103-107 Main Street, Westport, CT	retail	—	1,243	7,043	321	n/a	1,260	7,347	8,607	(2,322)	1900	2006	various
Property for development at the Transportation Hub in Stamford, CT	land	—	4,542	—	7,987	—	12,529	—	12,529	—	n/a	n/a	n/a
Totals		$608,567	$199,287	$918,018	$1,767,181	$—	$209,183	$2,675,303	$2,884,486	$(747,304)

Empire State Realty OP, L.P.
Notes to Schedule III—Real Estate and Accumulated Depreciation
(amounts in thousands)
1. Reconciliation of Investment Properties
The changes in our investment properties for the years ended December 31, 2018, 2017 and 2016 are as follows:

	2018	2017	2016
Balance, beginning of year	$2,667,655	$2,458,629	$2,276,330
Acquisition of new properties	—	—	—
Improvements	256,496	228,162	197,680
Disposals	(39,665)	(19,136)	(15,381)
Balance, end of year	$2,884,486	$2,667,655	$2,458,629
The unaudited aggregate cost of investment properties for federal income tax purposes as of December 31, 2018 was $2.5 billion.
2. Reconciliation of Accumulated Depreciation
The changes in our accumulated depreciation for the years ended December 31, 2018, 2017 and 2016 are as follows:

	2018	2017	2016
Balance, beginning of year	$656,900	$556,546	$465,584
Depreciation expense	130,069	119,490	106,343
Disposals	(39,665)	(19,136)	(15,381)
Balance, end of year	$747,304	$656,900	$556,546
Depreciation of investment properties reflected in the combined statements of income is calculated over the estimated original lives of the assets as follows:

Buildings	39 years
Building improvements	39 years or useful life
Tenant improvements	Term of related lease