Form 10-Q
period 2019-09-30
Empire State Realty OP, L.P.
filed 2019-10-31
CIK 1553079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2019

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒
As of October 24, 2019, there were 27,916,614 units of the Registrant Series ES operating partnership units outstanding, 7,505,315 units of the Series 60 operating partnership units outstanding, and 3,766,134 units of the Series 250 operating partnership units outstanding.

ITEM 1. FINANCIAL STATEMENTS
Empire State Realty OP, L.P.
Condensed Consolidated Balance Sheets
(amounts in thousands, except unit and per unit amounts)

	September 30, 2019	December 31, 2018
ASSETS	(unaudited)
Commercial real estate properties, at cost:
Land	$201,196	$201,196
Development costs	7,989	7,987
Building and improvements	2,830,353	2,675,303
	3,039,538	2,884,486
Less: accumulated depreciation	(829,495)	(747,304)
Commercial real estate properties, net	2,210,043	2,137,182
Cash and cash equivalents	293,710	204,981
Restricted cash	36,609	65,832
Short-term investments	—	400,000
Tenant and other receivables, net of allowance of $488 as of December 31, 2018	29,287	29,437
Deferred rent receivables, net of allowance of $19 as of December 31, 2018	214,685	200,903
Prepaid expenses and other assets	41,927	64,345
Deferred costs, net	223,698	241,223
Acquired below-market ground leases, net	354,524	360,398
Right of use assets	29,355	—
Goodwill	491,479	491,479
Total assets	$3,925,317	$4,195,780
LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable, net	$606,313	$608,567
Senior unsecured notes, net	798,347	1,046,219
Unsecured term loan facility, net	264,517	264,147
Unsecured revolving credit facility	—	—
Accounts payable and accrued expenses	143,201	130,676
Acquired below-market leases, net	42,655	52,450
Ground lease liabilities	29,355	—
Deferred revenue and other liabilities	68,742	44,810
Tenants’ security deposits	31,841	57,802
Total liabilities	1,984,971	2,204,671
Commitments and contingencies
Capital:
Private perpetual preferred units, $16.62 per unit liquidation preference, 1,560,360 issued and outstanding in 2019 and 2018	8,004	8,004
Series PR operating partnership units:
ESRT partner's capital (3,042,566 and 3,033,261 general partner operating partnership units and 177,106,987 and 171,877,365 limited partner operating partnership units outstanding in 2019 and 2018, respectively)	1,222,019	1,238,482
Limited partners' interests (84,561,214 and 86,202,638 limited partner operating partnership units outstanding in 2019 and 2018, respectively)	700,479	725,108
Series ES operating partnership units (28,159,590 and 30,129,556 limited partner operating partnership units outstanding in 2019 and 2018, respectively)	7,454	14,399
Series 60 operating partnership units (7,544,485 and 8,019,509 limited partner operating partnership units outstanding in 2019 and 2018, respectively)	1,579	3,385
Series 250 operating partnership units (3,841,730 and 4,063,737 limited partner operating partnership units outstanding in 2019 and 2018, respectively)	811	1,731
Total capital	1,940,346	1,991,109
Total liabilities and capital	$3,925,317	$4,195,780
The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty OP, L.P.
Condensed Consolidated Statements of Income
(unaudited)
(amounts in thousands, except per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Rental revenue	$150,225	$123,621	$434,713	$369,970
Tenant expense reimbursement	—	18,627	—	52,626
Observatory revenue	37,575	40,241	91,039	96,691
Lease termination fees	2,361	1,185	3,112	2,164
Third-party management and other fees	304	312	955	1,151
Other revenue and fees	2,408	2,416	6,591	9,600
Total revenues	192,873	186,402	536,410	532,202
Operating expenses:
Property operating expenses	47,894	42,772	131,076	126,375
Ground rent expenses	2,331	2,331	6,994	6,994
General and administrative expenses	14,421	13,148	44,445	39,001
Observatory expenses	9,089	8,854	25,024	23,868
Real estate taxes	29,599	28,284	86,098	81,771
Depreciation and amortization	44,260	42,475	135,179	121,826
Total operating expenses	147,594	137,864	428,816	399,835
Total operating income	45,279	48,538	107,594	132,367
Other income (expense):
Interest income	2,269	3,485	9,907	7,209
Interest expense	(19,426)	(20,658)	(60,712)	(58,774)
Income before income taxes	28,122	31,365	56,789	80,802
Income tax expense	(1,338)	(2,135)	(1,219)	(3,330)
Net income	26,784	29,230	55,570	77,472
Private perpetual preferred unit distributions	(234)	(234)	(702)	(702)
Net income attributable to common unitholders	$26,550	$28,996	$54,868	$76,770

Total weighted average units:
Basic	298,151	297,478	298,117	297,180
Diluted	298,151	297,478	298,117	297,181

Earnings per unit attributable to common unitholders:
Basic	$0.09	$0.10	$0.18	$0.26
Diluted	$0.09	$0.10	$0.18	$0.26

Dividends per unit	$0.105	$0.105	$0.315	$0.315

The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty OP, L.P.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)
(amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$26,784	$29,230	$55,570	$77,472
Other comprehensive income (loss):
Unrealized gain (loss) on valuation of interest rate swap agreements	(6,256)	3,884	(25,992)	9,827
Less: amount reclassified into interest expense	319	427	637	1,562
Other comprehensive income (loss)	(5,937)	4,311	(25,355)	11,389
Comprehensive income (loss)	$20,847	$33,541	$30,215	$88,861

The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty OP, L.P.
Condensed Consolidated Statements of Capital
For The Three Months Ended September 30, 2019 and 2018
(unaudited)
(amounts in thousands)

			Series PR Operating Partnership Units				Series ES Operating Partnership Units Limited Partners		Series 60 Operating Partnership Units Limited Partners		Series 250 Operating Partnership Units Limited Partners
			General Partner		Limited Partners
	Private Perpetual Preferred Units	Private Perpetual Preferred Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Total Capital
Balance at June 30, 2019	1,560	$8,004	178,021	$1,215,647	86,749	$713,039	28,518	$8,508	7,686	$1,871	3,917	$963	$1,948,032
Issuance of OP units, net of costs	—	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of operating partnership units to ESRT Partner's Capital	—	—	2,130	12,796	(1,554)	(12,672)	(358)	(85)	(142)	(25)	(75)	(14)	—
Equity compensation	—	—	(1)	191	(634)	3,456	—	—	—	—	—	—	3,647
Distributions	—	(234)	—	(18,907)	—	(8,880)	—	(2,960)	—	(794)	—	(405)	(32,180)
Net income	—	234	—	15,882	—	7,114	—	2,547	—	662	—	345	26,784
Other comprehensive income (loss)	—	—	—	(3,590)	—	(1,578)	—	(556)	—	(135)	—	(78)	(5,937)
Balance at September 30, 2019	1,560	$8,004	180,150	$1,222,019	84,561	$700,479	28,160	$7,454	7,544	$1,579	3,842	$811	$1,940,346

			Series PR Operating Partnership Units				Series ES Operating Partnership Units Limited Partners		Series 60 Operating Partnership Units Limited Partners		Series 250 Operating Partnership Units Limited Partners
			General Partner		Limited Partners
	Private Perpetual Preferred Units	Private Perpetual Preferred Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Total Capital
Balance at June 30, 2018	1,560	$8,004	167,704	$1,194,533	91,447	$759,895	31,407	$15,238	8,545	$3,580	4,230	$1,891	$1,983,141
Issuance of OP units, net of costs	—	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of operating partnership units to ESRT Partner's Capital	—	—	1,517	5,815	(647)	(5,396)	(497)	(253)	(301)	(133)	(72)	(33)	—
Equity compensation	—	—	—	153	—	4,700	—	—	—	—	—	—	4,853
Distributions	—	(234)	—	(17,727)	—	(9,558)	—	(3,252)	—	(872)	—	(441)	(32,084)
Net income	—	234	—	16,342	—	8,294	—	3,084	—	841	—	435	29,230
Other comprehensive income (loss)	—	—	—	2,430	—	1,233	—	458	—	125	—	65	4,311
Balance at September 30, 2018	1,560	$8,004	169,221	$1,201,546	90,800	$759,168	30,910	$15,275	8,244	$3,541	4,158	$1,917	$1,989,451

The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty OP, L.P.
Condensed Consolidated Statements of Capital
For The Nine Months Ended September 30, 2019 and 2018
(unaudited)
(amounts in thousands)

			Series PR Operating Partnership Units				Series ES Operating Partnership Units Limited Partners		Series 60 Operating Partnership Units Limited Partners		Series 250 Operating Partnership Units Limited Partners
			General Partner		Limited Partners
	Private Perpetual Preferred Units	Private Perpetual Preferred Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Total Capital
Balance at December 31, 2018	1,560	$8,004	174,912	$1,238,482	86,202	$725,108	30,129	$14,399	8,020	$3,385	4,064	$1,731	1,991,109
Issuance of OP units, net of costs	—	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of operating partnership units to ESRT Partner's Capital	—	—	5,185	21,654	(2,517)	(20,655)	(1,969)	(788)	(476)	(143)	(222)	(68)	—
Equity compensation	—	—	53	421	876	14,971	—	—	—	—	—	—	15,392
Distributions	—	(702)	—	(56,098)	—	(26,884)	—	(9,020)	—	(2,431)	—	(1,235)	(96,370)
Net income	—	702	—	32,646	—	14,760	—	5,322	—	1,427	—	713	55,570
Other comprehensive income (loss)	—	—	—	(15,086)	—	(6,821)	—	(2,459)	—	(659)	—	(330)	(25,355)
Balance at September 30, 2019	1,560	$8,004	180,150	$1,222,019	84,561	$700,479	28,160	$7,454	7,544	$1,579	3,842	$811	$1,940,346

			Series PR Operating Partnership Units				Series ES Operating Partnership Units Limited Partners		Series 60 Operating Partnership Units Limited Partners		Series 250 Operating Partnership Units Limited Partners
			General Partner		Limited Partners
	Private Perpetual Preferred Units	Private Perpetual Preferred Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Total Capital
Balance at December 31, 2017	1,560	$8,004	161,477	$1,168,282	91,760	$778,279	33,774	$17,132	8,988	$3,992	4,410	$2,048	1,977,737
Issuance of OP units, net of costs	—	—	284	4,749	—	—	—	—	—	—	—	—	4,749
Conversion of operating partnership units to ESRT Partner's Capital	—	—	7,436	31,660	(3,576)	(29,835)	(2,864)	(1,394)	(744)	(318)	(252)	(113)	—
Equity compensation	—	—	24	269	2,616	13,795	—	—	—	—	—	—	14,064
Distributions	—	(702)	—	(52,519)	—	(28,725)	—	(9,984)	—	(2,689)	—	(1,341)	(95,960)
Net income	—	702	—	42,761	—	22,340	—	8,291	—	2,226	—	1,152	77,472
Other comprehensive income (loss)	—	—	—	6,344	—	3,314	—	1,230	—	330	—	171	11,389
Balance at September 30, 2018	1,560	$8,004	169,221	$1,201,546	90,800	$759,168	30,910	$15,275	8,244	$3,541	4,158	$1,917	$1,989,451

The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty OP, L.P.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(amounts in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash Flows From Operating Activities
Net income	$55,570	$77,472
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	135,179	121,826
Amortization of non-cash items within interest expense	5,400	5,142
Amortization of acquired above- and below-market leases, net	(5,780)	(4,387)
Amortization of acquired below-market ground leases	5,873	5,873
Straight-lining of rental revenue	(13,781)	(16,662)
Equity based compensation	15,392	14,064
Increase (decrease) in cash flows due to changes in operating assets and liabilities:
Security deposits	(25,961)	(4,566)
Tenant and other receivables	149	(3,176)
Deferred leasing costs	(14,513)	(18,578)
Prepaid expenses and other assets	19,883	20,308
Accounts payable and accrued expenses	(2,970)	(1,181)
Deferred revenue and other liabilities	23,932	(8,732)
Net cash provided by operating activities	198,373	187,403
Cash Flows From Investing Activities
Short-term investments	400,000	(400,000)
Development costs	(2)	(1)
Additions to building and improvements	(189,666)	(169,622)
Net cash provided by (used in) investing activities	210,332	(569,623)

The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty OP, L.P.
Condensed Consolidated Statements of Cash Flows (continued)
(unaudited)
(amounts in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash Flows From Financing Activities
Proceeds from mortgage notes payable	—	160,000
Repayment of mortgage notes payable	(2,829)	(265,688)
Proceeds from unsecured senior notes	—	335,000
Repayment of unsecured senior notes	(250,000)	—
Proceeds from the sale of common stock	—	4,749
Deferred financing costs	—	(1,977)
Distributions	(96,370)	(95,960)
Net cash (used in) provided by financing activities	(349,199)	136,124
Net increase (decrease) in cash and cash equivalents and restricted cash	59,506	(246,096)
Cash and cash equivalents and restricted cash—beginning of period	270,813	530,197
Cash and cash equivalents and restricted cash—end of period	$330,319	$284,101

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$204,981	$464,344
Restricted cash at beginning of period	65,832	65,853
Cash and cash equivalents and restricted cash at beginning of period	$270,813	$530,197

Cash and cash equivalents at end of period	$293,710	$229,745
Restricted cash at end of period	36,609	54,356
Cash and cash equivalents and restricted cash at end of period	$330,319	$284,101

Supplemental disclosures of cash flow information:
Cash paid for interest	$59,173	$56,597
Cash paid for income taxes	$1,589	$3,690

Non-cash investing and financing activities:
Building and improvements included in accounts payable and accrued expenses	$77,142	$92,506
Write-off of fully depreciated assets	26,516	32,059
Derivative instruments at fair values included in prepaid expenses and other assets	—	9,944
Derivative instruments at fair values included in accounts payable and accrued expenses	28,850	—
Conversion of limited partners' operating partnership units to ESRT partner's capital	21,654	31,660
Right of use assets	29,452	—
Ground lease liabilities	29,452	—

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
Empire State Realty OP, L.P. (the "Operating Partnership") is the entity through which Empire State Realty Trust, Inc. (“ESRT”), a self-administered and self-managed real estate investment trust ("REIT"), conducts all of its business and owns (either directly or through subsidiaries) substantially all of its assets. We own, manage, operate, acquire and reposition office and retail properties in Manhattan and the greater New York metropolitan area. As of September 30, 2019, our total portfolio contained 10.1 million rentable square feet of office and retail space. We owned 14 office properties (including three long-term ground leasehold interests) encompassing approximately 9.4 million rentable square feet of office space. Nine of these properties are located in the midtown Manhattan market and aggregate approximately 7.6 million rentable square feet of office space, including the Empire State Building. Our Manhattan office properties also contain an aggregate of 511,755 rentable square feet of retail space on their ground floor and/or contiguous levels. Our remaining five office properties are located in Fairfield County, Connecticut and Westchester County, New York, encompassing in the aggregate approximately 1.8 million rentable square feet. The majority of square footage for these five properties is located in densely populated metropolitan communities with immediate access to mass transportation. Additionally, we have entitled land at the Stamford Transportation Center in Stamford, Connecticut, adjacent to one of our office properties, that will support the development of an approximately 380,000 rentable square foot office building and garage. As of September 30, 2019, our portfolio included four standalone retail properties located in Manhattan and two standalone retail properties located in the city center of Westport, Connecticut, encompassing 205,595 rentable square feet in the aggregate.
We were organized as a Delaware limited partnership on November 28, 2011 and operations commenced upon completion of the initial public offering of ESRT’s Class A common stock and related formation transactions on October 7, 2013. ESRT, as the sole general partner in our company, has responsibility and discretion in the management and control of our company, and our limited partners, in such capacity, have no authority to transact business for, or participate in the management activities, of our company. As of September 30, 2019, ESRT owned approximately 59.2% of our operating partnership units.
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
In addition, under Topic 842, lessors may only capitalize incremental direct leasing costs. As a result, we no longer capitalize our non-contingent leasing costs and instead expense these costs as incurred. These costs totaled $3.7 million for the nine months ended September 30, 2019.
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
We consolidate entities in which we have a controlling financial interest.  In determining whether we have a controlling financial interest in a partially owned entity and the requirement to consolidate the accounts of that entity, we consider factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partners/members.  For variable interest entities ("VIE"), we consolidate the entity if we are deemed to have a variable interest in the entity and through that interest we are deemed the primary beneficiary. The primary beneficiary of a VIE is the entity that has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. The primary beneficiary is required to consolidate the VIE. We had no VIEs as of September 30, 2019 and December 31, 2018.
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
During June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which contains amendments that replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU No. 2016-13 will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Earlier adoption as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, is permitted. The amendments must be adopted through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified retrospective approach). We do not anticipate the adoption of this new accounting standard to have a material impact on our consolidated financial statements.
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

3. Deferred Costs, Acquired Lease Intangibles and Goodwill
Deferred costs, net, consisted of the following as of September 30, 2019 and December 31, 2018 (amounts in thousands):

	September 30, 2019	December 31, 2018
Leasing costs	$185,698	$178,120
Acquired in-place lease value and deferred leasing costs	206,026	214,550
Acquired above-market leases	49,906	52,136
	441,630	444,806
Less: accumulated amortization	(222,651)	(209,839)
Total deferred costs, net, excluding net deferred financing costs	$218,979	$234,967

At September 30, 2019 and December 31, 2018, $4.7 million and $6.3 million, respectively, of net deferred financing costs associated with the unsecured revolving credit facility was included in deferred costs, net on the condensed consolidated balance sheet.
Amortization expense related to deferred leasing costs and acquired deferred leasing costs was $6.2 million and $6.3 million for the three months ended September 30, 2019 and 2018, respectively, and $18.3 million and $18.4 million for the nine months ended September 30, 2019 and 2018, respectively. Amortization expense related to acquired lease intangibles was $2.4 million and $2.9 million for the three months ended September 30, 2019 and 2018, respectively, and $8.2 million and $9.3 million for the nine months ended September 30, 2019 and 2018, respectively.
Amortizing acquired intangible assets and liabilities consisted of the following as of September 30, 2019 and December 31, 2018 (amounts in thousands):

	September 30, 2019	December 31, 2018
Acquired below-market ground leases	$396,916	$396,916
Less: accumulated amortization	(42,392)	(36,518)
Acquired below-market ground leases, net	$354,524	$360,398

	September 30, 2019	December 31, 2018
Acquired below-market leases	$(113,625)	$(118,462)
Less: accumulated amortization	70,970	66,012
Acquired below-market leases, net	$(42,655)	$(52,450)

Rental revenue related to the amortization of below-market leases, net of above-market leases, was $1.7 million and $1.7 million for the three months ended September 30, 2019 and 2018, respectively, and $5.8 million and $4.4 million for the nine months ended September 30, 2019 and 2018, respectively.
As of September 30, 2019, we had goodwill of $491.5 million. Goodwill was allocated $227.5 million to the observatory reportable segment and $264.0 million to the real estate segment.

4. Debt
Debt consisted of the following as of September 30, 2019 and December 31, 2018 (amounts in thousands):

	Principal Balance		As of September 30, 2019
	September 30, 2019	December 31, 2018	Stated Rate	Effective Rate(1)	Maturity Date(2)
Mortgage debt collateralized by:
Fixed rate mortgage debt
Metro Center	$90,205	$91,838	3.59%	3.67%	11/5/2024
10 Union Square	50,000	50,000	3.70%	3.97%	4/1/2026
1542 Third Avenue	30,000	30,000	4.29%	4.53%	5/1/2027
First Stamford Place(3)	180,000	180,000	4.28%	4.44%	7/1/2027
1010 Third Avenue and 77 West 55th Street	38,440	38,995	4.01%	4.21%	1/5/2028
10 Bank Street	33,138	33,779	4.23%	4.36%	6/1/2032
383 Main Avenue	30,000	30,000	4.44%	4.55%	6/30/2032
1333 Broadway	160,000	160,000	4.21%	4.29%	2/5/2033
Total mortgage debt	611,783	614,612
Senior unsecured notes - exchangeable	—	250,000	—	—	—
Senior unsecured notes:(6)
Series A	100,000	100,000	3.93%	3.96%	3/27/2025
Series B	125,000	125,000	4.09%	4.12%	3/27/2027
Series C	125,000	125,000	4.18%	4.21%	3/27/2030
Series D	115,000	115,000	4.08%	4.11%	1/22/2028
Series E	160,000	160,000	4.26%	4.27%	3/22/2030
Series F	175,000	175,000	4.44%	4.45%	3/22/2033
Unsecured revolving credit facility(6)	—	—	(4)	(4)	8/29/2021
Unsecured term loan facility(6)	265,000	265,000	(5)	(5)	8/29/2022
Total principal	1,676,783	1,929,612
Unamortized discount, net of unamortized premium	—	(1,647)
Deferred financing costs, net	(7,606)	(9,032)
Total	$1,669,177	$1,918,933
______________

(1)	The effective rate is the yield as of September 30, 2019, including the effects of debt issuance costs and the amortization of the fair value of debt adjustment.

(2)	Pre-payment is generally allowed for each loan upon payment of a customary pre-payment penalty.

(3)	Represents a $164 million mortgage loan bearing interest at 4.09% and a $16 million loan bearing interest at 6.25%.

(4)	At September 30, 2019, the unsecured revolving credit facility bears a floating rate at 30 day LIBOR plus 1.10%. The rate at September 30, 2019 was 3.12%.

(5)
The unsecured term loan facility bears a floating rate at 30 day LIBOR plus 1.20%. Pursuant to an interest rate swap agreement, the LIBOR rate is fixed at 2.1485% through maturity. The rate at September 30, 2019 was 3.35%.

(6)	At September 30, 2019, we were in compliance with all debt covenants.

Principal Payments
Aggregate required principal payments at September 30, 2019 are as follows (amounts in thousands):

Year	Amortization	Maturities	Total
2019	$961	$—	$961
2020	3,938	—	3,938
2021	4,090	—	4,090
2022	5,628	265,000	270,628
2023	7,876	—	7,876
Thereafter	33,868	1,355,422	1,389,290
Total	$56,361	$1,620,422	$1,676,783

Deferred Financing Costs
Deferred financing costs, net, consisted of the following at September 30, 2019 and December 31, 2018 (amounts in thousands):

	September 30, 2019	December 31, 2018
Financing costs	$25,315	$25,315
Less: accumulated amortization	(12,991)	(10,027)
Total deferred financing costs, net	$12,324	$15,288

At September 30, 2019 and December 31, 2018, $4.7 million and $6.3 million, respectively, of net deferred financing costs associated with the unsecured revolving credit facility was included in deferred costs, net on the condensed consolidated balance sheet.
Amortization expense related to deferred financing costs was $0.9 million and $1.1 million for the three months ended September 30, 2019 and 2018, respectively, and $2.9 million and $3.1 million for the nine months ended September 30, 2019 and 2018, respectively.

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

Exchangeable Senior Notes

During August 2014, we issued $250.0 million 2.625% Exchangeable Senior Notes (“2.625% Exchangeable Senior Notes”) that were due on August 15, 2019. The 2.625% Exchangeable Senior Notes were exchangeable into cash, shares of Class A common stock or a combination of cash and shares of Class A common stock, at our election. On August 15, 2019, we settled the principal amount of the 2.625% Exchangeable Senior Notes in cash.

For the three and nine months ended September 30, 2019, total interest expense related to the 2.625% Exchangeable Senior Notes was $1.2 million and $6.1 million, respectively, consisting of (i) the contractual interest expense of $0.8 million and $4.1 million, respectively, (ii) the additional non-cash interest expense of $0.3 million and $1.6 million, respectively, relating to the accretion of the debt discount and (iii) the amortization of deferred financing costs of $0.1 million and $0.4 million, respectively. For the three and nine months ended September 30, 2018, total interest expense related to the 2.625% Exchangeable Senior Notes was $2.4 million and $7.3 million, respectively, consisting of (i) the contractual interest expense of $1.6 million and $4.9 million, respectively, (ii) the additional non-cash interest expense of $0.7 million and $2.0 million, respectively, relating to the accretion of the debt discount, and (iii) the amortization of deferred financing costs of $0.1 million and $0.4 million, respectively.

5. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following as of September 30, 2019 and December 31, 2018 (amounts in thousands):

	September 30, 2019	December 31, 2018
Accrued capital expenditures	$77,142	$85,242
Accounts payable and accrued expenses	34,328	34,585
Interest rate swap agreements liability	28,850	5,243
Accrued interest payable	2,851	4,990
Due to affiliated companies	30	616
Total accounts payable and accrued expenses	$143,201	$130,676

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

We have agreements with our derivative counterparties that contain a provision where if we either default or are capable of being declared in default on any of our indebtedness, then we could also be declared in default on our derivative obligations. As of September 30, 2019, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $29.3 million. If we had breached any of these provisions at September 30, 2019, we could have been required to settle our obligations under the agreements at their termination value of $29.3 million.

As of September 30, 2019 and December 31, 2018, we had interest rate LIBOR swaps with an aggregate notional value of $515.0 million and $515.0 million, respectively. The notional value does not represent exposure to credit, interest rate or market risks. As of September 30, 2019, the fair value of our derivative instruments amounted to $(28.8) million which is included in accounts payable and accrued expenses on the condensed consolidated balance sheet. As of December 31, 2018, the fair value of our derivative instruments amounted to $2.5 million which is included in prepaid expenses and other assets and $(5.2) million which is included in accounts payable and accrued expenses on the condensed consolidated balance sheet. These interest rate swaps have been designated as cash flow hedges and hedge the variability in future cash flows associated with our existing variable-rate term loan facility and with a forecast refinancing of our exchangeable senior notes.

As of September 30, 2019 and 2018, our cash flow hedges are deemed highly effective and a net unrealized gain (loss) of $(5.9) million and $4.3 million for the three months ended September 30, 2019 and 2018, respectively, and a net unrealized gain (loss) of $(25.4) million and $11.4 million for the nine months ended September 30, 2019 and 2018, respectively, relating to both active and terminated hedges of interest rate risk, are reflected in the condensed consolidated statements of comprehensive income. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the debt. We estimate that $(5.6) million net loss of the current balance held in accumulated other comprehensive income (loss) will be reclassified into interest expense within the next 12 months.

The table below summarizes the terms of agreements and the fair values of our derivative financial instruments as of September 30, 2019 and December 31, 2018 (dollar amounts in thousands):

						September 30, 2019		December 31, 2018
Derivative	Notional Amount	Receive Rate	Pay Rate	Effective Date	Expiration Date	Asset	Liability	Asset	Liability
Interest rate swap	$265,000	1 Month LIBOR	2.1485%	August 31, 2017	August 24, 2022	$—	$(5,594)	$2,536	$—
Interest rate swap	125,000	3 Month LIBOR	2.9580%	July 1, 2019	July 1, 2026	—	(11,628)	—	(2,623)
Interest rate swap	125,000	3 Month LIBOR	2.9580%	July 1, 2019	July 1, 2026	—	(11,628)	—	(2,620)
						$—	$(28,850)	$2,536	$(5,243)
The table below shows the effect of our derivative financial instruments designated as cash flow hedges on accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2019 and 2018 (amounts in thousands):

	Three Months Ended		Nine Months Ended
Effects of Cash Flow Hedges	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Amount of gain (loss) recognized in other comprehensive income (loss)	$(6,256)	$3,884	$(25,992)	$9,827
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into interest expense	(319)	(427)	(637)	(1,562)
The table below shows the effect of our derivative financial instruments designated as cash flow hedges on the condensed consolidated statements of income for the three and nine months ended September 30, 2019 and 2018 (amounts in thousands):

	Three Months Ended		Nine Months Ended
Effects of Cash Flow Hedges	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Total interest (expense) presented in the condensed consolidated statements of income in which the effects of cash flow hedges are recorded	$(19,426)	$(20,658)	$(60,712)	$(58,774)
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into interest expense	(319)	(427)	(637)	(1,562)

Fair Valuation

The estimated fair values at September 30, 2019 and December 31, 2018 were determined by management, using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

The following tables summarize the carrying and estimated fair values of our financial instruments as of September 30, 2019 and December 31, 2018 (amounts in thousands):

	September 30, 2019
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Interest rate swaps included in prepaid expenses and other assets	$—	$—	$—	$—	$—
Interest rate swaps included in accounts payable and accrued expenses	28,850	28,850	—	28,850	—
Mortgage notes payable	606,313	643,159	—	—	643,159
Senior unsecured notes - Series A, B, C, D, E and F	798,347	861,245	—	—	861,245
Unsecured term loan facility	264,517	265,000	—	—	265,000
Ground lease liabilities	29,355	29,355	—	—	29,355

	December 31, 2018
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Interest rate swaps included in prepaid expenses and other assets	$2,536	$2,536	$—	$2,536	$—
Interest rate swaps included in accounts payable and accrued expenses	5,243	5,243	—	5,243	—
Mortgage notes payable	608,567	597,424	—	—	597,424
Senior unsecured notes - Exchangeable	247,930	250,625	—	250,625	—
Senior unsecured notes - Series A, B, C, D, E and F	798,289	795,662	—	—	795,662
Unsecured term loan facility	264,147	265,000	—	—	265,000

Disclosure about the fair value of financial instruments is based on pertinent information available to us as of September 30, 2019 and December 31, 2018. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

7. Leases

Lessor
We lease various spaces to tenants over terms ranging from one to 21 years. Certain leases have renewal options for additional terms. The leases provide for base monthly rentals and reimbursements for real estate taxes, escalations linked to the consumer price index or common area maintenance known as operating expense escalation. Operating expense reimbursements are reflected in our September 30, 2019 condensed consolidated statement of income as rental revenue and in our September 30, 2018 condensed consolidated statement of income as tenant expense reimbursement.

Rental revenue includes fixed and variable payments. Fixed payments primarily relate to base rent and variable payments primarily relate to tenant expense reimbursements for certain property operating costs. The components of rental revenue for the three and nine months ended September 30, 2019 are as follows (amounts in thousands):

	Three months ended September 30, 2019	Nine months ended September 30, 2019
Fixed payments	$129,030	$380,647
Variable payments	21,195	54,066
Total rental revenue	$150,225	$434,713

As of September 30, 2019, we were entitled to the following future contractual minimum lease payments (excluding operating expense reimbursements) on non-cancellable operating leases to be received which expire on various dates through 2038 (amounts in thousands):

Remainder of 2019	$124,080
2020	496,805
2021	477,068
2022	446,300
2023	419,857
Thereafter	1,954,810
$3,918,920

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
Lessee
We make payments under ground leases related to three of our properties. Minimum rent is expensed on a straight-line basis over the non-cancellable term of the leases. The ground leases are due to expire between the years 2050 and 2077, inclusive of extension options, and have no variable payments or residual value guarantees. As of September 30, 2019, our balance sheet included $29.4 million and $29.4 million in right-of-use assets and lease liabilities, respectively, that are associated with these three ground leases.

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

Information relating to the measurement of our lease liabilities as of September 30, 2019 are as follows:

Weighted average remaining lease term (in years)	50.8
Weighted average discount rate	4.49%
Cash paid for operating leases nine months ended September 30, 2019 (in thousands)	$1,139

Future minimum lease payments to be paid over the terms of the leases as of September 30, 2019 are as follows (amounts in thousands):

Remainder of 2019	$380
2020	1,518
2021	1,518
2022	1,518
2023	1,518
Thereafter	68,298
Total undiscounted cash flows	74,750
Present value discount	(45,395)
Ground lease liabilities	$29,355

Future minimum lease payments to be paid over the terms of the leases as of December 31, 2018 are as follows (amounts in thousands):

2019	$1,518
2020	1,518
2021	1,518
2022	1,518
2023	1,518
Thereafter	68,298
$75,888

8. Commitments and Contingencies
Legal Proceedings
Except as described below, as of September 30, 2019, we were not involved in any material litigation, nor, to our knowledge, was any material litigation threatened against us or our properties, other than routine litigation arising in the ordinary course of business such as disputes with tenants. We believe that the costs and related liabilities, if any, which may result from such actions will not materially affect our condensed consolidated financial position, operating results or liquidity.
As previously disclosed, in October 2014, 12 former investors in Empire State Building Associates L.L.C. (“ESBA”), which prior to the initial public offering of our company (the "Offering"), owned the fee title to the Empire State Building, filed an arbitration with the American Arbitration Association against Peter L. Malkin, Anthony E. Malkin, Thomas N. Keltner, Jr., and our subsidiary ESRT MH Holdings LLC, the former supervisor of ESBA, as respondents. The statement of claim (also filed later in federal court in New York for the expressed purpose of tolling the statute of limitations) alleges breach of fiduciary duty and related claims in connection with the Offering and formation transactions and seeks monetary damages and declaratory relief. These investors had opted out of a prior class action bringing similar claims that was settled with court approval. The respondents filed an answer and counterclaims. In March 2015, the federal court action was stayed on consent of all parties pending the arbitration. Arbitration hearings for a select number of sessions started in May 2016 and concluded in August 2018. Post-hearing briefing is currently scheduled to be completed by March 2020.
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
Unfunded Capital Expenditures
At September 30, 2019, we estimate that we will incur approximately $144.2 million of capital expenditures (including tenant improvements and leasing commissions) on our properties pursuant to existing lease agreements. We expect to fund these capital expenditures with operating cash flow, additional property level mortgage financings, our unsecured credit facility, cash on hand and other borrowings. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs. We expect that these financing requirements will be met in a similar fashion.
Concentration of Credit Risk
Financial instruments that subject us to credit risk consist primarily of cash and cash equivalents, restricted cash, short-term investments, tenant and other receivables and deferred rent receivables. At September 30, 2019, we held on deposit at various major financial institutions cash and cash equivalents and restricted cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation.
Asset Retirement Obligations
We are required to accrue costs that we are legally obligated to incur on retirement of our properties which result from acquisition, construction, development and/or normal operation of such properties. Retirement includes sale, abandonment or disposal of a property. Under that standard, a conditional asset retirement obligation represents a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within a company’s control and a liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated. Environmental site assessments and investigations have identified asbestos or asbestos-containing building materials in certain of our properties. As of September 30, 2019, management has no plans to remove or alter these properties in a manner that would trigger federal and other applicable regulations for asbestos removal, and accordingly, the obligations to remove the asbestos or asbestos-containing building materials from these properties have indeterminable settlement dates. As such, we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligation. However, ongoing asbestos abatement, maintenance programs and other required documentation are carried out as required and related costs are expensed as incurred.
Other Environmental Matters
Certain of our properties have been inspected for soil contamination due to pollutants, which may have occurred prior to our ownership of these properties or subsequently in connection with its development and/or its use. Required remediation to such properties has been completed, and as of September 30, 2019, management believes that there are no obligations related to environmental remediation other than maintaining the affected sites in conformity with the relevant authority’s mandates and filing the required documents. All such maintenance costs are expensed as incurred. We expect that resolution of the environmental matters relating to the above will not have a material impact on our business, assets, consolidated financial condition, results of operations or liquidity. However, we cannot be certain that we have identified all environmental liabilities at our properties, that all necessary remediation actions have been or will be undertaken at our properties or that we will be indemnified, in full or at all, in the event that such environmental liabilities arise.
Insurance Coverage
We carry insurance coverage on our properties of types and in amounts with deductibles that we believe are in line with coverage customarily obtained by owners of similar properties.
9. Capital
As of September 30, 2019, there were 304,256,572 operating partnership units outstanding, of which 180,149,553, or 59.2%, were owned by ESRT and 124,107,019, or 40.8%, were owned by other partners, including ESRT directors, members of senior management and other employees.
On May 16, 2019, the Empire State Realty Trust, Inc. Empire State Realty OP, L.P. 2019 Equity Incentive Plan (“2019 Plan”) was approved by our shareholders.  The 2019 Plan provides for grants to directors, employees and consultants of ESRT and the Operating Partnership, including options, restricted stock, restricted stock units, stock appreciation rights, performance awards, dividend equivalents and other equity-based awards.  An aggregate of approximately 11.0 million shares of ESRT common stock is authorized for issuance under awards granted pursuant to the 2019 Plan. We will not issue any new equity awards under the First Amended and Restated Empire State Realty Trust, Inc. and Empire State Realty OP, L.P. 2013 Equity Incentive Plan ("2013 Plan", and collectively with the 2019 Plan, "the Plans"). The shares of ESRT Class A common stock underlying any awards under the 2019 Plan and the 2013 Plan that are forfeited, canceled or otherwise terminated, other than by exercise, will be added back to the shares of ESRT Class A common stock available for issuance under the 2019 Plan. Shares tendered or held back upon exercise of a stock option or settlement of an award under the 2019 Plan and the 2013 Plan to cover the exercise price or tax withholding and shares subject to a stock appreciation right that are not issued in connection with the stock settlement of the stock appreciation right upon exercise thereof, will not be added back to the shares of ESRT Class A common stock available for issuance under the 2019 Plan. In addition, shares of ESRT Class A common stock repurchased on the open market will not be added back to the shares of ESRT Class A common stock available for issuance under the 2019 Plan.
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

Private Perpetual Preferred Units
During September 2019, we commenced an offer to exchange 15,000,000 newly issued Series 2019 Private Perpetual Preferred Units ("Series 2019 Preferred Units") for outstanding Series ES operating partnership units, Series 60 operating partnership units, Series 250 operating partnership units and Series PR operating partnership units on a one-for-one basis, in reliance upon an exemption from registration under Section 3(a)(9) of the Securities Act of 1933, as amended. The Series 2019 Preferred Units have a liquidation preference of $13.52 per unit and are entitled to receive cumulative preferential annual cash distributions of $0.70 per unit payable in arrears on a quarterly basis. The Series 2019 Preferred Units are not redeemable at the option of the holders and are redeemable at our option only upon the occurrence of certain events involving a change in control and the payment of an amount equal to 200% of such liquidation preference. The offering is set to expire on November 22, 2019.
Distributions
Total distributions paid to OP unitholders were $31.9 million and $95.7 million for the three and nine months ended September 30, 2019, respectively, and $31.9 million and $95.3 million for the three and nine months ended September 30, 2018, respectively. Total distributions paid to preferred unitholders were $0.2 million and $0.7 million for the three and nine months ended September 30, 2019, respectively, and $0.2 million and $0.7 million for the three and nine months ended September 30, 2018, respectively.
Incentive and Share-Based Compensation
The Plans provide for grants to directors, employees and consultants consisting of stock options, restricted stock, dividend equivalents, stock payments, performance shares, LTIP units, stock appreciation rights and other incentive awards. An aggregate of 11.0 million shares of ESRT common stock is authorized for issuance under awards granted pursuant to the 2019 Plan, and as of September 30, 2019, 11.5 million shares of ESRT common stock remain available for future issuance.
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
LTIP units and ESRT restricted stock issued during the nine months ended September 30, 2019 were valued at $27.9 million. The weighted-average per unit or share fair value was $9.55 for grants issued in 2019. The per unit or share granted in 2019 was estimated on the respective dates of grant using the following assumptions: an expected life from 2.0 to 5.3 years, a dividend rate of 2.40%, a risk-free interest rate from 2.48% to 2.63%, and an expected price volatility from 17.0% to 22.0%.
No other stock options, dividend equivalents, or stock appreciation rights were issued or outstanding in 2019.
The following is a summary of ESRT restricted stock and LTIP unit activity for the nine months ended September 30, 2019:

	Restricted Stock	LTIP Units	Weighted Average Grant Fair Value
Unvested balance at December 31, 2018	91,158	5,702,821	$9.68
Vested	(35,724)	(598,402)	15.98
Granted	69,358	2,848,726	9.55
Forfeited or unearned	(5,762)	(1,972,548)	7.34
Unvested balance at September 30, 2019	119,030	5,980,597	$9.72

The LTIP unit and ESRT restricted stock awards will immediately vest upon the later of (i) the date the grantee attains the age of 60 and (ii) the date on which grantee has first completed ten years of continuous service with our company or its affiliates. For award agreements that qualify, we recognize noncash compensation expense on the grant date for the time-based awards and ratably over the vesting period for the performance-based awards, and accordingly, we recognized $0.3 million and $1.8 million for the three and nine months ended September 30, 2019, respectively, and $0.4 million and $1.7 million for the three and nine months ended September 30, 2018, respectively. Unrecognized compensation expense was $1.4 million at September 30, 2019, which will be recognized over a weighted average period of 2.3 years.
For the remainder of the LTIP unit and ESRT restricted stock awards, we recognize noncash compensation expense ratably over the vesting period, and accordingly, we recognized noncash compensation expense of $3.4 million and $13.6 million for the three and nine months ended September 30, 2019, respectively, and $4.5 million and $12.4 million for the three and nine months ended September 30, 2018, respectively. Unrecognized compensation expense was $33.8 million at September 30, 2019, which will be recognized over a weighted average period of 2.3 years.

Earnings Per Unit
Earnings per unit for the three and nine months ended September 30, 2019 and 2018 is computed as follows (amounts in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Numerator:
Net income	$26,784	$29,230	$55,570	$77,472
Private perpetual preferred unit distributions	(234)	(234)	(702)	(702)
Earnings allocated to unvested units	(243)	(212)	(646)	(586)
Net income attributable to common unitholders - basic and diluted	$26,307	$28,784	$54,222	$76,184

Denominator:
Weighted average units outstanding - basic	298,151	297,478	298,117	297,180
Effect of dilutive securities:
Stock-based compensation plans	—	—	—	1
Weighted average units outstanding - diluted	298,151	297,478	298,117	297,181

Earnings per share:
Basic	$0.09	$0.10	$0.18	$0.26
Diluted	$0.09	$0.10	$0.18	$0.26

There were 452,457 and 288,053 antidilutive shares and LTIP units for the three and nine months ended September 30, 2019, respectively, and 541,947 and 458,698 antidilutive shares and LTIP units for the three and nine months ended September 30, 2018, respectively.

10. Related Party Transactions
Supervisory Fee Revenue

We earned supervisory fees from entities affiliated with Anthony E. Malkin, our Chairman and Chief Executive Officer, of $0.2 million and $0.2 million for the three months ended September 30, 2019 and 2018, respectively, and $0.7 million and $0.9 million for the nine months ended September 30, 2019 and 2018, respectively. These fees are included within third-party management and other fees.

Property Management Fee Revenue
We earned property management fees from entities affiliated with Anthony E. Malkin of $0.1 million and $0.1 million for the three months ended September 30, 2019 and 2018, respectively, and $0.2 million and $0.3 million for the nine months ended September 30, 2019 and 2018, respectively. These fees are included within third-party management and other fees.
Other
We receive rent generally at market rental rate for 5,351 square feet of leased space from entities affiliated with Anthony E. Malkin at one of our properties. Under the lease, the tenant has the right to cancel such lease without special payment on 90 days’ notice. We also have a shared use agreement with such tenant, to occupy a portion of the leased premises as the office location for Peter L. Malkin, our chairman emeritus and employee, utilizing approximately 15% of the space, for which we pay to such tenant an allocable pro rata share of the cost. We also have agreements with these entities and excluded properties and businesses to provide them with general computer-related support services. Total revenue aggregated $0.1 million and $0.1 million for the three months ended September 30, 2019 and 2018, respectively, and $0.2 million and $0.3 million for the nine months ended September 30, 2019 and 2018, respectively.
One of ESRT's directors, James D. Robinson IV, is a general partner in an investment fund, which owns more than a 10% economic and voting interest in one of our tenants, OnDeck Capital, with an annualized rent of $4.6 million as of September 30, 2019.
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

The following tables provide components of segment profit for each segment for the three and nine months ended September 30, 2019 and 2018 (amounts in thousands):

	Three Months Ended September 30, 2019
	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Rental revenue	$150,225	$—	$—	$150,225
Intercompany rental revenue	23,242	—	(23,242)	—
Observatory revenue	—	37,575	—	37,575
Lease termination fees	2,361	—	—	2,361
Third-party management and other fees	304	—	—	304
Other revenue and fees	2,408	—	—	2,408
Total revenues	178,540	37,575	(23,242)	192,873
Operating expenses:
Property operating expenses	47,894	—	—	47,894
Intercompany rent expense	—	23,242	(23,242)	—
Ground rent expense	2,331	—	—	2,331
General and administrative expenses	14,421	—	—	14,421
Observatory expenses	—	9,089	—	9,089
Real estate taxes	29,599	—	—	29,599
Depreciation and amortization	44,253	7	—	44,260
Total operating expenses	138,498	32,338	(23,242)	147,594
Total operating income	40,042	5,237	—	45,279
Other income (expense):
Interest income	2,269	—	—	2,269
Interest expense	(19,426)	—	—	(19,426)
Income before income taxes	22,885	5,237	—	28,122
Income tax expense	(267)	(1,071)	—	(1,338)
Net income	$22,618	$4,166	$—	$26,784
Segment assets	$3,659,592	$265,725	$—	$3,925,317
Expenditures for segment assets	$42,901	$18,375	$—	$61,276

	Three Months Ended September 30, 2018
	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Rental revenue	$123,621	$—	$—	$123,621
Intercompany rental revenue	23,805	—	(23,805)	—
Tenant expense reimbursement	18,627	—	—	18,627
Observatory revenue	—	40,241	—	40,241
Lease termination fees	1,185	—	—	1,185
Third-party management and other fees	312	—	—	312
Other revenue and fees	2,416	—	—	2,416
Total revenues	169,966	40,241	(23,805)	186,402
Operating expenses:
Property operating expenses	42,772	—	—	42,772
Intercompany rent expense	—	23,805	(23,805)	—
Ground rent expense	2,331	—	—	2,331
General and administrative expenses	13,148	—	—	13,148
Observatory expenses	—	8,854	—	8,854
Real estate taxes	28,284	—	—	28,284
Depreciation and amortization	42,458	17	—	42,475
Total operating expenses	128,993	32,676	(23,805)	137,864
Total operating income	40,973	7,565	—	48,538
Other income (expense):
Interest income	3,485	—	—	3,485
Interest expense	(20,658)	—	—	(20,658)
Income before income taxes	23,800	7,565	—	31,365
Income tax expense	(277)	(1,858)	—	(2,135)
Net income	$23,523	$5,707	$—	$29,230
Segment assets	$3,904,454	$262,378	$—	$4,166,832
Expenditures for segment assets	$52,613	$14,507	$—	$67,120

	Nine Months Ended September 30, 2019
	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Rental revenue	$434,713	$—	$—	$434,713
Intercompany rental revenue	58,754	—	(58,754)	—
Observatory revenue	—	91,039	—	91,039
Lease termination fees	3,112	—	—	3,112
Third-party management and other fees	955	—	—	955
Other revenue and fees	6,591	—	—	6,591
Total revenues	504,125	91,039	(58,754)	536,410
Operating expenses:
Property operating expenses	131,076	—	—	131,076
Intercompany rent expense	—	58,754	(58,754)	—
Ground rent expense	6,994	—	—	6,994
General and administrative expenses	44,445	—	—	44,445
Observatory expenses	—	25,024	—	25,024
Real estate taxes	86,098	—	—	86,098
Depreciation and amortization	135,157	22	—	135,179
Total operating expenses	403,770	83,800	(58,754)	428,816
Total operating income	100,355	7,239	—	107,594
Other income (expense):
Interest income	9,907	—	—	9,907
Interest expense	(60,712)	—	—	(60,712)
Income before income taxes	49,550	7,239	—	56,789
Income tax expense	(762)	(457)	—	(1,219)
Net income	$48,788	$6,782	$—	$55,570
Expenditures for segment assets	$134,865	$46,703	$—	$181,568

	Nine Months Ended September 30, 2018
	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Rental revenue	$369,970	$—	$—	$369,970
Intercompany rental revenue	59,356	—	(59,356)	—
Tenant expense reimbursement	52,626	—	—	52,626
Observatory revenue	—	96,691	—	96,691
Lease termination fees	2,164	—	—	2,164
Third-party management and other fees	1,151	—	—	1,151
Other revenue and fees	9,600	—	—	9,600
Total revenues	494,867	96,691	(59,356)	532,202
Operating expenses:
Property operating expenses	126,375	—	—	126,375
Intercompany rent expense	—	59,356	(59,356)	—
Ground rent expense	6,994	—	—	6,994
General and administrative expenses	39,001	—	—	39,001
Observatory expenses	—	23,868	—	23,868
Real estate taxes	81,771	—	—	81,771
Depreciation and amortization	121,775	51	—	121,826
Total operating expenses	375,916	83,275	(59,356)	399,835
Total operating income	118,951	13,416	—	132,367
Other income (expense):
Interest income	7,209	—	—	7,209
Interest expense	(58,774)	—	—	(58,774)
Income before income taxes	67,386	13,416	—	80,802
Income tax expense	(852)	(2,478)	—	(3,330)
Net income	$66,534	$10,938	$—	$77,472
Expenditures for segment assets	$148,429	$41,930	$—	$190,359

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
Highlights for the three months ended September 30, 2019 included:

•	Achieved net income of $26.6 million and Core Funds From Operations of $71.8 million.

•	Occupancy and leased percentages at September 30, 2019:

•	Total portfolio was 89.4% occupied; including signed leases not commenced (“SLNC”), the total portfolio was 91.7% leased.

•	Manhattan office portfolio (excluding the retail component of these properties) was 89.6% occupied; including SLNC, the Manhattan office portfolio was 92.1% leased.

•	Retail portfolio was 90.7% occupied; including SLNC, the retail portfolio was 94.3% leased.

•	Empire State Building was 93.4% occupied; including SLNC, was 95.3% leased.

•
Signed 25 leases, representing 388,686 rentable square feet across the total portfolio, and achieved a 23.9% increase in mark-to-market cash rent over previous fully escalated cash rents portfolio-wide on new, renewal, and expansion leases.

•
Signed 13 new leases representing 266,769 rentable square feet for the Manhattan office portfolio (excluding the retail component of these properties), and achieved an increase of 32.6% in mark-to-market cash rent over previous fully escalated cash rents.

•
Empire State Building Observatory revenue for the third quarter 2019 decreased by 6.6% to $37.6 million from $40.2 million in the third quarter 2018. Net operating income for the third quarter 2019 decreased by 9.2% to $28.5 million from $31.4 million in the third quarter 2018. As a reminder, the 102nd floor observation deck was closed through the third quarter 2019 and opened on October 12, 2019.

•	Declared a dividend of $0.105 per share.
As of September 30, 2019, our total portfolio contained 10.1 million rentable square feet of office and retail space. We owned 14 office properties (including three long-term ground leasehold interests) encompassing approximately 9.4 million rentable square feet of office space. Nine of these properties are located in the midtown Manhattan market and aggregate approximately 7.6 million rentable square feet of office space, including the Empire State Building. Our Manhattan office properties also contain an aggregate of 511,755 rentable square feet of premier retail space on their ground floor and/or contiguous levels. Our remaining five office properties are located in Fairfield County, Connecticut and Westchester County, New York, encompassing in the aggregate approximately 1.8 million rentable square feet. The majority of square footage for these five properties is located in densely populated metropolitan communities with immediate access to mass transportation. Additionally, we have entitled land at the Stamford Transportation Center in Stamford, Connecticut, adjacent to one of our office properties, that will support the development of an approximately 380,000 rentable square foot office building and garage. As of September 30, 2019, our portfolio included four standalone retail properties located in Manhattan and two standalone retail properties located in the city center of Westport, Connecticut, encompassing 205,595 rentable square feet in the aggregate.
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
The components of the Empire State Building revenue are as follows (dollars in thousands):

	Nine Months Ended September 30,
	2019		2018
Office leases	$106,848	45.1%	$98,597	40.9%
Retail leases	5,566	2.4%	5,549	2.3%
Tenant reimbursements & other income	21,356	9.0%	21,660	9.0%
Observatory operations	91,039	38.5%	96,691	40.1%
Broadcasting licenses and leases	11,945	5.0%	18,501	7.7%
Total	$236,754	100.0%	$240,998	100.0%

We have been executing on a comprehensive redevelopment and repositioning strategy of our Manhattan office properties. This strategy is designed to improve the overall value and attractiveness of our properties and has contributed significantly to our tenant repositioning efforts, which seek to increase our occupancy; raise our rental rates; increase our rentable square feet; increase our aggregate rental revenue; lengthen our average lease term; increase our average lease size; and improve our tenant credit quality. The related improvements include restored, renovated and upgraded or new lobbies; elevator modernization; renovated public areas and bathrooms; refurbished or new windows; upgrade and standardization of retail storefront and signage; façade restorations; modernization of building-wide systems; and enhanced tenant amenities. We have also aggregated smaller spaces in order to offer larger blocks of office space, including multiple floors, that are attractive to larger, higher credit-quality tenants and have offered new, pre-built suites with improved layouts. This strategy has shown what we believe to be attractive results to date, and we believe has the potential to improve our operating margins and cash flows in the future. We believe we will continue to enhance our tenant base and improve rents as our pre-redevelopment leases continue to expire and be re-leased. From 2002 through September 30, 2019, we have invested a total of approximately $903.2 million (excluding tenant improvement costs and leasing commissions) in our Manhattan office properties pursuant to this program. We intend to continue to fund these capital improvements through a combination of operating cash flow, cash on hand, and borrowings.
During the second quarter 2017, we commenced a multi-year capital project at the Empire State Building which we believe will improve convenience for office tenants and their visitors, increase the value of our 34th Street facing retail space, enhance the Observatory visitor experience, and increase Observatory revenue per capita.

We anticipate that we will invest approximately $165 million in total over three years to complete all phases of this project. Expenditures, which began during the second quarter 2017, were $137.8 million through September 30, 2019. This investment is an outcome of continually looking at ways to innovate and enhance the office and retail tenant and visitor experience at the Empire State Building.
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
The Greater New York Metropolitan Area office market is soft, and we compete with properties that have been redeveloped recently or have planned redevelopment.  We expect to spend approximately $40 million over 2018 through 2020 on these well-maintained and well-located properties’ common areas and amenities to ensure competitiveness and protect our market position. Expenditures, which began during the second quarter 2018, were $25.5 million through September 30, 2019.
As of September 30, 2019, excluding principal amortization, we have no debt maturing until 2022, and we had total debt outstanding of approximately $1.7 billion, with a weighted average interest rate of 4.03% (excluding discount), a weighted average maturity of 8.5 years and 100.0% of which is fixed-rate indebtedness. As of September 30, 2019, we had cash and cash equivalents and short-term investments of $293.7 million. Our consolidated net debt to total market capitalization was approximately 24.1% as of September 30, 2019.

Results of Operations
Overview
The discussion below relates to our financial condition and results of operations for the three and nine months ended September 30, 2019 and 2018, respectively.
Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018
The following table summarizes our historical results of operations for the three months ended September 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended September 30,
	2019	2018	Change	%
Revenues:
Rental revenue	$150,225	$123,621	$26,604	21.5%
Tenant expense reimbursement	—	18,627	(18,627)	(100.0)%
Observatory revenue	37,575	40,241	(2,666)	(6.6)%
Lease termination fees	2,361	1,185	1,176	99.2%
Third-party management and other fees	304	312	(8)	(2.6)%
Other revenues and fees	2,408	2,416	(8)	(0.3)%
Total revenues	192,873	186,402	6,471	3.5%
Operating expenses:
Property operating expenses	47,894	42,772	(5,122)	(12.0)%
Ground rent expenses	2,331	2,331	—	—%
General and administrative expenses	14,421	13,148	(1,273)	(9.7)%
Observatory expenses	9,089	8,854	(235)	(2.7)%
Real estate taxes	29,599	28,284	(1,315)	(4.6)%
Depreciation and amortization	44,260	42,475	(1,785)	(4.2)%
Total operating expenses	147,594	137,864	(9,730)	(7.1)%
Operating income	45,279	48,538	(3,259)	(6.7)%
Other income (expense):
Interest income	2,269	3,485	(1,216)	(34.9)%
Interest expense	(19,426)	(20,658)	1,232	6.0%
Income before income taxes	28,122	31,365	(3,243)	(10.3)%
Income tax expense	(1,338)	(2,135)	797	37.3%
Net income	26,784	29,230	(2,446)	(8.4)%
Private perpetual preferred unit distributions	(234)	(234)	—	—%
Net income attributable to common unitholders	$26,550	$28,996	$(2,446)	(8.4)%

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

Three Months Ended
September 30, 2019
Rental revenue
Base rent	$129,098
Billed tenant expense reimbursement	21,127
Total rental revenue	$150,225

We believe the preceding table of the components of rental revenue is not, and is not intended to be, a presentation in accordance with GAAP. It is provided here based on our understanding that such information is frequently used by management, investors, securities analysts and other interested parties to evaluate our performance.

The increase in base rent revenue was attributable to increased rental rates, partially offset by decreased broadcast revenues and holdover rent.

The increase in billed tenant expense reimbursement was primarily due to reimbursements related to higher property operating expenses and real estate tax expense.

 Observatory Revenue
Observatory revenues were lower primarily driven by the closure of the 102nd floor observation deck as part of the Observatory upgrade program and a visitation decline, partially offset by improved pricing.
Lease Termination Fees
Higher lease termination fees were earned in the three months ended September 30, 2019 compared to the three months ended September 30, 2018.
Third-Party Management and Other Fees
Third-party management and other fees were consistent with the three months ended September 30, 2018.
Other Revenues and Fees
Other revenues and fees were consistent with the three months ended September 30, 2018.
Property Operating Expenses
The increase in property operating expenses was primarily due to higher repair and labor costs partially offset by lower utility costs.

Ground Rent Expenses

Ground rent expense was consistent with the three months ended September 30, 2018.
General and Administrative Expenses
The increase in general and administrative expenses was primarily due to higher leasing costs which were previously capitalized prior to our adoption of Topic 842, Lease Accounting, on January 1, 2019, which requires that non-contingent leasing costs be expensed as incurred.
Observatory Expenses
Observatory expenses increased primarily due to higher information technology consulting fees.
Real Estate Taxes
The increase in real estate taxes was primarily due to higher assessed values for multiple properties.

Depreciation and Amortization

The increase in depreciation and amortization was attributable to additional depreciation on assets newly placed in service subsequent to the third quarter 2018.

Interest Income

The decrease in interest income was due to reduced levels of short-term time deposits during the three months ended September 30, 2019.
Interest Expense
In August 2019, we settled the $250.0 million principal amount of the 2.645% Exchangeable Senior Notes in cash, which resulted in lower interest expense for the three months ended September 30, 2019.

Income Taxes
The decrease in income tax expense was attributable to lower revenues and higher operating expenses for the Observatory segment.
Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018
The following table summarizes our historical results of operations for the nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Nine Months Ended September 30,
	2019	2018	Change	%
Revenues:
Rental revenue	$434,713	$369,970	$64,743	17.5%
Tenant expense reimbursement	—	52,626	(52,626)	(100.0)%
Observatory revenue	91,039	96,691	(5,652)	(5.8)%
Lease termination fees	3,112	2,164	948	43.8%
Third-party management and other fees	955	1,151	(196)	(17.0)%
Other revenues and fees	6,591	9,600	(3,009)	(31.3)%
Total revenues	536,410	532,202	4,208	0.8%
Operating expenses:
Property operating expenses	131,076	126,375	(4,701)	(3.7)%
Ground rent expenses	6,994	6,994	—	—%
General and administrative expenses	44,445	39,001	(5,444)	(14.0)%
Observatory expenses	25,024	23,868	(1,156)	(4.8)%
Real estate taxes	86,098	81,771	(4,327)	(5.3)%
Depreciation and amortization	135,179	121,826	(13,353)	(11.0)%
Total operating expenses	428,816	399,835	(28,981)	(7.2)%
Operating income	107,594	132,367	(24,773)	(18.7)%
Other income (expense):
Interest income	9,907	7,209	2,698	37.4%
Interest expense	(60,712)	(58,774)	(1,938)	(3.3)%
Income before income taxes	56,789	80,802	(24,013)	(29.7)%
Income tax expense	(1,219)	(3,330)	2,111	63.4%
Net income	55,570	77,472	(21,902)	(28.3)%
Private perpetual preferred unit distributions	(702)	(702)	—	—%
Net income attributable to common unitholders	$54,868	$76,770	$(21,902)	(28.5)%

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

Nine Months Ended
September 30, 2019
Rental revenue
Base rent	$380,902
Billed tenant expense reimbursement	53,811
Total rental revenue	$434,713

We believe the preceding table of the components of rental revenue is not, and is not intended to be, a presentation in accordance with GAAP. It is provided here based on our understanding that such information is frequently used by management, investors, securities analysts and other interested parties to evaluate our performance.

The increase in base rent revenue was attributable to increased rental rates, partially offset by lower broadcast revenues and holdover rent.

The increase in billed tenant expense reimbursement was primarily due to reimbursements related to higher property operating expenses and real estate tax expense.

 Observatory Revenue
Observatory revenues were lower primarily driven by the closure of the 102nd floor observation deck as part of the Observatory upgrade program and visitor decline, partially offset by improved pricing.
Lease Termination Fees
Higher termination fees were earned in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.
Third-Party Management and Other Fees
The decrease reflects lower management fee income due to fewer properties under management.
Other Revenues and Fees
The decrease in other revenues and fees is primarily due to a $2.8 million settlement with a former broadcast tenant which was received in the nine months ended September 30, 2018.
Property Operating Expenses
The increase in property operating expenses was primarily due to higher repair and labor costs partially offset by lower utility costs.

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

Interest Income

The increase in interest income was primarily due to higher rates and the timing of short-term time deposits during the nine months ended September 30, 2018.
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
At September 30, 2019, we had approximately $293.7 million available in cash and cash equivalents and short-term investments and there was $1.1 billion available under our unsecured revolving credit facility.
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
As of September 30, 2019, we had approximately $1.7 billion of total consolidated indebtedness outstanding, with a weighted average interest rate of 4.03% (excluding discounts) and a weighted average maturity of 8.5 years. As of September 30, 2019, exclusive of principal amortization, we have no debt maturing until 2022. Our consolidated net debt to total market capitalization was approximately 24.1% as of September 30, 2019.

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
As of September 30, 2019, we were in compliance with the above financial covenants (dollars in thousands):

Financial covenant	Required	September 30, 2019	In Compliance
Maximum total leverage	< 60%	26.7%	Yes
Maximum secured debt	< 40%	9.6%	Yes
Minimum fixed charge coverage	> 1.50x	4.1x	Yes
Minimum unencumbered interest coverage	> 1.75x	6.3x	Yes
Maximum unsecured leverage	< 60%	20.1%	Yes
Minimum tangible net worth	$1,252,954	$1,833,218	Yes
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
Exchangeable Senior Notes
In August 2019, we settled the $250.0 million principal amount of the 2.625% Exchangeable Senior Notes in cash. See Note 4 to our consolidated financial statements.
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

Office Properties(1)

	Nine Months Ended September 30,
Total New Leases, Expansions, and Renewals	2019	2018
Number of leases signed(2)	106	117
Total square feet	903,010	749,598
Leasing commission costs(3)	$16,071	$13,223
Tenant improvement costs(3)	52,533	48,774
Total leasing commissions and tenant improvement costs(3)	$68,604	$61,997
Leasing commission costs per square foot(3)	$17.80	$17.64
Tenant improvement costs per square foot(3)	58.18	65.07
Total leasing commissions and tenant improvement costs per square foot(3)	$75.98	$82.71
Retail Properties(4)

	Nine Months Ended September 30,
Total New Leases, Expansions, and Renewals	2019	2018
Number of leases signed(2)	8	4
Total square feet	54,779	7,448
Leasing commission costs(3)	$1,856	$198
Tenant improvement costs(3)	2,214	206
Total leasing commissions and tenant improvement costs(3)	$4,070	$404
Leasing commission costs per square foot(3)	$33.88	$26.51
Tenant improvement costs per square foot(3)	40.42	27.70
Total leasing commissions and tenant improvement costs per square foot(3)	$74.30	$54.21
_______________

(1)
Excludes an aggregate of 511,755 and 513,437 rentable square feet of retail space in our Manhattan office properties in 2019 and 2018, respectively. Includes the Empire State Building broadcasting licenses and observatory operations.

(2)	Presents a renewed and expansion lease as one lease signed.

(3)
Presents all tenant improvement and leasing commission costs as if they were incurred in the period in which the lease was signed, which may be different than the period in which they were actually paid.

(4)
Includes an aggregate of 511,755 and 513,437 rentable square feet of retail space in our Manhattan office properties in 2019 and 2018, respectively. Excludes the Empire State Building broadcasting licenses and observatory operations.

	Nine Months Ended September 30,
	2019	2018
Total Portfolio
Capital expenditures (1)	$99,266	$102,920
_______________

(1)	Excludes tenant improvements and leasing commission costs.
As of September 30, 2019, we expect to incur additional costs relating to obligations under existing lease agreements of approximately $144.2 million for tenant improvements and leasing commissions. We intend to fund the tenant improvements and leasing commission costs through a combination of operating cash flow, cash on hand, additional property level mortgage financings and borrowings under the unsecured revolving credit facility.
Capital expenditures are considered part of both our short-term and long-term liquidity requirements. We intend to fund capital improvements through a combination of operating cash flow, cash on hand and borrowings under the unsecured revolving credit facility.
Contractual Obligations
Refer to our Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of our contractual obligations. There have been no material changes, outside the ordinary course of business, to these contractual obligations during the nine months ended September 30, 2019.
Off-Balance Sheet Arrangements
As of September 30, 2019, we did not have any off-balance sheet arrangements.
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
Distributions to Securityholders
Distributions and dividends amounting to $96.4 million and $96.0 million have been made to securityholders for the nine months ended September 30, 2019 and 2018, respectively.

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

Private Perpetual Preferred Units
During September 2019, we commenced an offer to exchange 15,000,000 newly issued Series 2019 Private Preferred Units for outstanding Series ES operating partnership units, Series 60 operating partnership units, Series 250 operating partnership units and Series PR operating partnership units on a one-for-one basis, in reliance upon an exemption from registration under Section 3(a)(9) of the Securities Act of 1933, as amended. The Series 2019 Preferred Units have a liquidation preference of $13.52 per unit and are entitled to receive cumulative preferential annual cash distributions of $0.70 per unit payable in arrears on a quarterly basis. The Series 2019 Preferred Units are not redeemable at the option of the holders and are redeemable at our option only upon the occurrence of certain events involving a change in control and the payment of an amount equal to 200% of such liquidation preference. The offering is set to expire on November 22, 2019.
Cash Flows
Comparison of Nine Months Ended September 30, 2019 to the Nine Months Ended September 30, 2018
Net cash. Cash and cash equivalents and restricted cash were $330.3 million and $284.1 million, respectively, as of September 30, 2019 and 2018. The increase was primarily due to the maturity of investments in short-term time deposits, partially offset by capital improvements and expenditures and the repayment of our exchangeable unsecured senior notes during the nine months ended September 30, 2019.
Operating activities. Net cash provided by operating activities increased by $11.0 million to $198.4 million for the nine months ended September 30, 2019 compared to $187.4 million for the nine months ended September 30, 2018, primarily due to the increase in cash received in advance of revenue recognition.
Investing activities. Net cash provided by investing activities increased by $779.9 million to $210.3 million provided by investing activities for the nine months ended September 30, 2019 compared to $569.6 million net cash used in investing activities for the nine months ended September 30, 2018, due to proceeds from maturing short-term time deposits, partially offset by increased expenditures for additions to building and improvements in the nine months ended September 30, 2019.
Financing activities. Net cash provided by financing activities decreased by $485.3 million to $349.2 million used in financing activities for the nine months ended September 30, 2019 compared to $136.1 million provided by financing activities for the nine months ended September 30, 2018, primarily due to the repayment of our exchangeable unsecured senior notes in the nine months ended September 30, 2019 and the net proceeds from issuance of debt in the nine months ended September 30, 2018 compared to none for the nine months ended September 30, 2019.

Net Operating Income ("NOI")
Our internal financial reports include a discussion of property net operating income. NOI is a non-GAAP financial measure of performance. NOI is used by our management to evaluate and compare the performance of our properties and to determine trends in earnings and to compute the fair value of our properties as it is not affected by: (i) the cost of funds of the property owner, (ii) the impact of depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets that are included in net income computed in accordance with GAAP, (iii) acquisition expenses, loss on early extinguishment of debt and loss from derivative instruments, or (iv) general and administrative expenses and other gains and losses that are specific to the property owner. The cost of funds is eliminated from net operating income because it is specific to the particular financing capabilities and constraints of the owner. The cost of funds is also eliminated because it is dependent on historical interest rates and other costs of capital as well as past decisions made by us regarding the appropriate mix of capital which may have changed or may change in the future. Depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets are eliminated because they may not accurately represent the actual change in value in our office or retail properties that result from use of the properties or changes in market conditions. While certain aspects of real property do decline in value over time in a manner that is reasonably captured by depreciation and amortization, the value of the properties as a whole have historically increased or decreased as a result of changes in overall economic conditions instead of from actual use of the property or the passage of time. Gains and losses from the sale of real property vary from property to property and are affected by market conditions at the time of sale which will usually change from period to period. These gains and losses can create distortions when comparing one period to another or when comparing our operating results to the operating results of other real estate companies that have not made similarly-timed purchases or sales. We believe that eliminating these costs from net income is useful because the resulting measure captures the actual revenue generated and actual expenses incurred in operating our properties as well as trends in occupancy rates, rental rates and operating costs.

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

The following table presents a reconciliation of our net income, the most directly comparable GAAP measure, to NOI for the periods presented (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
Net income	$26,784	$29,230	$55,570	$77,472
Add:
General and administrative expenses	14,421	13,148	44,445	39,001
Depreciation and amortization	44,260	42,475	135,179	121,826
Interest expense	19,426	20,658	60,712	58,774
Income tax expense	1,338	2,135	1,219	3,330
Less:
Third-party management and other fees	(304)	(312)	(955)	(1,151)
Interest income	(2,269)	(3,485)	(9,907)	(7,209)
Net operating income	$103,656	$103,849	$286,263	$292,043
Other Net Operating Income Data
Straight-line rental revenue	$5,174	$5,000	$13,781	$16,662
Net increase in rental revenue from the amortization of above- and below-market lease assets and liabilities	$1,682	$1,668	$5,781	$4,387
Amortization of acquired below-market ground leases	$1,957	$1,957	$5,873	$5,873

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

The following table presents a reconciliation of our net income, the most directly comparable GAAP measure, to FFO, Modified FFO and Core FFO for the periods presented (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
Net income	$26,784	$29,230	$55,570	$77,472
Private perpetual preferred unit distributions	(234)	(234)	(702)	(702)
Real estate depreciation and amortization	43,303	42,004	132,217	120,521
FFO attributable to common stockholders	69,853	71,000	187,085	197,291
Amortization of below-market ground leases	1,957	1,957	5,873	5,873
Modified FFO attributable to common stockholders	71,810	72,957	192,958	203,164

Core FFO attributable to common stockholders	$71,810	$72,957	$192,958	$203,164

Weighted average Operating Partnership units
Basic	298,151	297,478	298,117	297,180
Diluted	298,151	297,478	298,117	297,181
Factors That May Influence Future Results of Operations
Leasing
We signed 1.0 million rentable square feet of new leases, expansions and lease renewals for the year ended December 31, 2018. During the nine months ended September 30, 2019, we signed 1.0 million rentable square feet of new leases, expansions and renewals.
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
As of September 30, 2019, there were approximately 0.8 million rentable square feet of space in our portfolio available to lease (excluding leases signed but not yet commenced) representing 8.3% of the net rentable square footage of the properties in our portfolio. In addition, leases representing 3.3% and 7.7% of net rentable square footage of the properties in our portfolio will expire in 2019 and in 2020, respectively. These leases are expected to represent approximately 3.1% and 8.2%, respectively, of our annualized rent for such periods. Our revenues and results of operations can be impacted by expiring leases that are not renewed or re-leased or that are renewed or re-leased at base rental rates equal to, above or below the current average base rental rates. Further, our revenues and results of operations can also be affected by the costs we incur to re-lease available space, including payment of leasing commissions, redevelopments and build-to-suit remodeling that may not be borne by the tenant.
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

Observatory Operations
The Empire State Building Observatory revenue for the third quarter 2019 was $37.6 million, a 6.6% decrease from $40.2 million for the third quarter 2018. The Observatory hosted approximately 1,042,000 visitors in the third quarter 2019 versus 1,167,000 visitors in the third quarter 2018, a decrease of 10.7%. The Observatory revenue decline was driven by the closure of the 102nd floor observation deck as part of the Observatory upgrade program and a visitation decline, partially offset by improved pricing. In the third quarter 2019, there were 12 bad weather days compared to 11 bad weather days in the third quarter 2018.
Observatory revenue for the nine months ended September 30, 2019 declined 5.8% to $91.0 million, compared to the nine months ended September 30, 2018 of $96.7 million, driven by the closure of the 102nd floor observation deck as part of the Observatory upgrade program and a visitation decline, partially offset by improved pricing. For the nine months ended September 30, 2019, the Observatory hosted approximately 2,611,000 visitors, compared to 2,860,000 visitors for the same period in 2018, a decrease of 8.7%. For the nine months ended September 30, 2019, there were 51 bad weather days compared to 37 bad weather days in the nine months ended September 30, 2018.
The 102nd floor Observatory was closed for approximately nine months in 2019 and opened on October 12, 2019. We continue our work on the 80th floor component of our Observatory upgrade program and anticipate opening this floor in November 2019. The elevator servicing the 102nd floor Observatory was closed to visitors during the first quarter of 2018 for the planned replacement of the original machinery and a new, higher speed glass elevator.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. One of the principal market risks facing us is interest rate risk on our variable rate indebtedness. As of September 30, 2019, we had no variable rate debt as the LIBOR rate on our unsecured term loan facility of $265.0 million was fixed at 2.1485% under a variable to fixed interest rate swap agreement.
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

We entered into interest rate LIBOR swap agreements with an aggregate notional value of $515.0 million, which fix LIBOR interest rates between 2.1485% and 2.9580% and mature between August 24, 2022 and July 1, 2026. All interest rate swaps as of September 30, 2019 have been designated as cash flow hedges and are deemed highly effective with a fair value of ($28.8 million) which is included in accounts payable and accrued expenses on the condensed consolidated balance sheet.
As of September 30, 2019, the weighted average interest rate on the $1.7 billion of fixed-rate indebtedness outstanding was 4.03% per annum, with maturities at various dates through March 22, 2033.
As of September 30, 2019, the fair value of our outstanding debt was approximately $1.8 billion, which was approximately $100.2 million more than the historical book value as of such date. Interest risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure.
Our exposures to market risk have not changed materially since December 31, 2018.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and regulations and that such information is accumulated and communicated to management, including ESRT's Chief Executive Officer and Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As of September 30, 2019, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of ESRT management, including ESRT's Chief Executive Officer and Principal Financial Officer, regarding the effectiveness of our disclosure controls and procedures at the end of the period covered by this Report. Based on the foregoing, ESRT's Chief Executive Officer and Principal Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including ESRT's Chief Executive Officer and Principal Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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
31.2*
Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Document
101.DEF*	XBRL Taxonomy Extension Definitions Document
101.LAB*	XBRL Taxonomy Extension Labels Document
101.PRE*	XBRL Taxonomy Extension Presentation Document
Notes:
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMPIRE STATE REALTY OP, L.P.
By: Empire State Realty Trust, Inc., its general partner

Date: October 31, 2019                             By:/s/ John B. Kessler
President and Chief Operating Officer
(Principal Financial Officer)

Date: October 31, 2019                             By:/s/ Andrew J. Prentice
Acting Chief Financial Officer and Chief Accounting Officer
(Principal Accounting Officer)