Form 10-K
period 2019-12-31
Empire State Realty OP, L.P.
filed 2020-02-28
CIK 1553079

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

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
(212) 687-8700
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol	Exchange on which traded
Series ES operating partnership units	ESBA	NYSE Arca, Inc.
Series 60 operating partnership units	OGCP	NYSE Arca, Inc.
Series 250 operating partnership units	FISK	NYSE Arca, Inc.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
As of February 24, 2020, there were 25,516,272 units of the registrants' Series ES operating partnership units outstanding, 6,932,131 units of the Series 60 operating partnership units outstanding, and 3,490,101 units of the Series 250 operating partnership units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Our sole general partner is Empire State Realty Trust, Inc. Portions of the Empire State Realty Trust, Inc.'s Proxy Statement for its 2020 Annual Stockholders' Meeting (which is scheduled to be held on May 14, 2020) to be filed within 120 days after the end of Empire State Realty Trust, Inc.'s fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

DEFINITIONS

•	"annualized rent" represents annualized base rent and current reimbursement for operating expenses and real estate taxes;

•
"formation transactions" means a series of transactions pursuant to which we acquired, substantially concurrently with the completion of the Offering, through a series of contributions and merger transactions, our portfolio of real estate assets that were held by existing entities, the ownership interests in the certain management entities of our predecessor and one development parcel;

•
"fully diluted basis" means all outstanding shares of Empire State Realty Trust, Inc.'s Class A common stock at the time indicated plus shares of Class A common stock that may be issuable upon the exchange of operating partnership units on a one-for-one basis and shares of Class A common stock issuable upon the conversion of Class B common stock on a one-for-one basis, which is not the same as the meaning of “fully diluted” under generally accepted accounting principles in the United States of America ("GAAP");

•
"enterprise value" means all outstanding shares of Empire State Realty Trust, Inc.'s Class A common stock at the time indicated plus shares of Class A common stock that may be issuable upon the exchange of operating partnership units on a one-for-one basis and shares of Class A common stock issuable upon the conversion of Class B common stock on a one-for-one basis multiplied by the Class A common share price at December 31, 2019, plus private perpetual preferred units plus consolidated debt at December 31, 2019;

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

•	the "Offering" means the initial public offering of our Class A common stock which was completed on October 7, 2013;

•	"our company," "we," "us" and "our" refer to Empire State Realty OP L.P., a Delaware limited partnership, together with its consolidated subsidiaries;

•	"securityholder" means a holder of our Series ES, Series 250, Series 60 and Series PR operating partnership units, including those units held by Empire State Realty Trust, Inc.; and

•	"traded OP Units" mean our Series ES, Series 250 and Series 60 operating partnership units.

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
As of December 31, 2019, our total portfolio, contained 10.1 million rentable square feet of office and retail space, and was 88.6% occupied. Including signed leases not yet commenced, our total portfolio was 91.2% leased. As of December 31, 2019, we owned 14 office properties (including three long-term ground leasehold interests) encompassing approximately 9.4 million rentable square feet of office space, which were approximately 88.5% occupied or 91.0% leased including signed leases not yet commenced. Nine of these properties are located in the midtown Manhattan market and encompass approximately 7.6 million rentable square feet of office space, including the Empire State Building. Our Manhattan office properties also contain 511,984 rentable square feet of premier retail space on their ground floor and/or contiguous levels. Our remaining five office properties are located in Fairfield County, Connecticut and Westchester County, New York, encompassing approximately 1.8 million rentable square feet. The majority of square footage for these five properties is located in densely populated metropolitan communities with immediate access to mass transportation. Additionally, we have entitled land at the Stamford Transportation Center in Stamford, Connecticut, adjacent to one of our office properties, that will support the development of an approximately 415,000 rentable square foot office building and garage, which we refer to herein as Metro Tower. As of December 31, 2019, our portfolio also included four standalone retail properties located in Manhattan and two standalone retail properties located in the city center of Westport, Connecticut, encompassing 205,595 rentable square feet in the aggregate. As of December 31, 2019, our standalone retail properties were 96.5% leased.
The Empire State Building offers panoramic views of New York and neighboring states from its world-famous 86th and 102nd floor observatories that draw millions of visitors per year. The number of visitors to the observatories was approximately 3,505,000 and 3,805,000 for the years ended December 31, 2019 and 2018, respectively. The 86th floor observatory has a 360-degree outdoor deck as well as indoor viewing galleries to accommodate guests day and night, all year-round. The 102nd floor observatory is entirely indoors and offers a 360-degree view of New York City from 1,250 feet above ground.
We were organized as a Delaware limited partnership on November 28, 2011. ESRT, as the sole general partner in our company, has responsibility and discretion in the management and control in our company, and our limited partners, in such capacity, have no authority to transact business for, or participate in the management activities, of our company. As of December 31, 2019, ESRT owned approximately 60.7% of our operating partnership units.
Our Competitive Strengths
We believe that we distinguish ourselves from other owners and operators of office and retail properties due to the following competitive strengths:

•
Irreplaceable Portfolio of Office Properties in Midtown Manhattan. Our Manhattan office properties are located in one of the most prized office markets in the world due to a combination of supply constraints, high barriers to entry, near-term and long-term prospects for job creation, vacancy absorption and rental rate growth. Management believes these properties could not be replaced today on a cost-competitive basis, if at all. As of December 31, 2019, we owned nine Manhattan office properties (including three long-term ground leasehold interests) encompassing approximately 7.6 million rentable square feet of office space, including the Empire State Building, our flagship property. Unlike traditional office buildings, the Empire State Building provides us with a significant source of income from its observatory and broadcasting operations. All of these properties include premier retail space on their ground floor and/or contiguous levels, which comprise 511,984 rentable square feet in the aggregate and some of which have recently undergone significant redevelopments. We believe the high quality of our buildings, services and amenities, their desirable locations and commuter access to mass transportation should allow us to increase rents and occupancy to generate positive cash flow and growth.

•
Attractive Retail Locations in Densely Populated Metropolitan Communities. As of December 31, 2019, our portfolio also included six standalone retail properties and retail space at the ground floor and/or lower levels of our Manhattan office properties, encompassing a total of 717,579 rentable square feet, 696,291 square feet in Manhattan and 21,288 square feet in Westport, Connecticut, which were approximately 90.3% occupied in the aggregate. All of the Manhattan properties are located in dynamic retail corridors with convenient access to mass transportation, a diverse tenant base and high pedestrian traffic and/or main destination locations, qualities which set them apart from retail properties in the high rent or low traffic corridors which have suffered in recent market conditions. Our current Manhattan retail rents are below current market rents, and as we recapture and redevelop retail space there, we expect to be able to drive strong positive spreads on newly leased space. We have retail expirations in the coming years that should allow us to increase our cash flows further. Our retail tenants cover a number of industries, and include Bank of America; Bank Santander (Sovereign Bank); Charles Schwab; Chipotle; Dr. Martens AirWair USA; Duane Reade/Walgreen's; FedEx; FootLocker; HSBC; JP Morgan Chase; Lululemon; New Cingular Wireless; Panera Bread; Potbelly Sandwich Works; Sephora; Shake Shack; Sprint; Starbucks; Target; Theory; TJ Maxx; and Urban Outfitters. Our Westport, Connecticut retail properties are located on Main Street, the main pedestrian thoroughfare in Westport, Connecticut, and have the advantage of being adjacent to one of the few available large-scale parking lots in town.

•
Expertise in Repositioning and Redeveloping Manhattan Office Properties. We have substantial expertise in redeveloping, upgrading and repositioning Manhattan office properties, having invested through December 31, 2019 a total of approximately $918.6 million (excluding tenant improvement costs and leasing commissions) in our Manhattan office properties since we assumed full control of the day-to-day management of these properties in 2002 through 2006. We also have substantial experience in enhanced tenant amenities, and we recently expanded the service offerings we make available to our tenants. We believe that the post-redevelopment high quality of our buildings and the service we provide also attract higher credit-quality tenants for larger spaces at rents above similar vintage buildings, and below new construction, thus defining a new price point and allowing us to drive superior returns on invested capital per square foot.

•
Leader in Energy Efficiency Retrofitting. We have pioneered certain practices in energy efficiency, beginning at the Empire State Building where we partnered with the Clinton Climate Initiative, Johnson Controls Inc., Jones Lang LaSalle and the Rocky Mountain Institute to create and implement a groundbreaking, replicable process for integrating energy efficiency retrofits in the existing built environment. The reduced energy consumption lowers costs for us and our tenants, and we believe creates a competitive advantage for our properties. We believe that higher quality tenants in general place a higher priority on sustainability, controlling costs, and minimizing contributions to greenhouse gases. We believe our expertise in this area gives us the opportunity to attract higher quality tenants at higher rental rates, in addition to lowering our expenses. As a result of our efforts, approximately 60% of our portfolio square feet is Energy Star certified, including the Empire State Building, even with the more stringent Energy Star scoring methodology rolled out in late 2019. As a result of the energy efficiency retrofits, we estimate that the Empire State Building has reduced energy use by 43% of its pre-retrofit level of energy use, resulting in over $6.9 million of annual energy cost savings at pre-retrofit utility rate levels. Johnson Controls Inc. has guaranteed minimum energy cost savings of $2.2 million annually, from 2010 through 2025, with respect to certain of the retrofits in which Johnson Controls Inc. was project leader. 2018 energy cost savings was $6.9 million for the whole building retrofits, out of which $5.7 million savings was achieved against the guaranteed savings. We are implementing cost justified energy efficiency retrofit projects in our Manhattan and greater New York metropolitan area office properties based on our work at the Empire State Building. Finally, we maintain a series of management practices utilizing recycling of tenant and construction waste, recycled content carpets, low off-gassing paints and adhesives, “green” pest control and cleaning solutions and recycled paper products throughout our office portfolio. We believe that our portfolio’s attractiveness is enhanced by these practices and that this should result in higher rental rates, longer lease terms and higher quality tenants.

•
Environmental, Social and Governance ("ESG") Initiatives. We are committed to integrated portfolio-wide strategies for environmental, social and governance initiatives. We have requirements in our buildings for practices to enhance the health and wellness of our building occupants. Our sustainability program is structured around quantifiable improvement in key areas, including: energy efficiency, water efficiency, recycling and waste diversion and healthy work environments for our tenants and employees (indoor environmental quality). Our CEO, Anthony E. Malkin, is the Chair of the Sustainability Policy Advisory Board of the Real Estate Roundtable and was appointed to the New York City Climate Mobilization Advisory Board for the implementation of Local Law 97, the sole landlord representative on the board.

To continue to elevate our company culture, we have committed to elevate employee engagement and pursued initiatives based upon surveys and employee-led cross-departmental committees. We provide learning and development opportunities to our employees through in-house training, mentorship and online courses. In addition, we provide robust health benefits and wellness programs for our employees. Our employees enjoy a diverse and inclusive culture which we constantly strive to enhance. To further diversify our team, most recently we expanded our board, hired a new Senior Vice President of Energy and Sustainability, hired a new Chief Technology Officer and promoted our long serving Senior Vice President and Lead Leasing Attorney to Director of ESG.
Our governance initiatives include annual board member outreach to over 80% of our stockholders and by-law amendments to provide proxy access and to permit stockholders to amend bylaws. Most recently, we codified the authority and duties of our lead independent director in our written corporate governance guidelines.

•
Experienced and Committed Management Team with Proven Track Record. Our senior management team is highly regarded in the real estate community and has extensive relationships with a broad range of brokers, owners, tenants and lenders. We have developed relationships we believe enable us to both secure high credit-quality tenants on attractive terms, as well as provide us with potential acquisition opportunities. We have substantial in-house expertise and resources in asset and property management, leasing, marketing, acquisitions, construction, development and financing and a platform that is highly scalable. Members of our senior management team have worked in the real estate industry for an average of approximately 35 years with extensive experience in greater New York area real estate, through many economic cycles. We take an intensive, hands-on approach to the management of our portfolio and quality brand building. As of December 31, 2019, our named executive officers owned 11.8% of ESRT's common stock on a fully diluted basis (including shares of common stock and operating partnership units as to which Anthony E. Malkin, our chief executive officer, disclaims beneficial ownership except to the extent of his pecuniary interest therein), and therefore their interests are aligned with those of ESRT's securityholders and they are incentivized to maximize returns to ESRT's securityholders.

•
Strong Balance Sheet Supportive of Future Growth. As of December 31, 2019, we had total debt outstanding of approximately $1.7 billion, with a weighted average interest rate of 4.03% and a weighted average maturity of 8.3 years. Additionally, we had approximately $1.1 billion of available borrowing capacity under our unsecured revolving and term credit facility as of December 31, 2019. We had cash and cash equivalents and short-term investments of $233.9 million at December 31, 2019. Our consolidated net debt represented 25.2% of enterprise value. Excluding principal amortization, we have no debt maturing in 2020 and 2021 and $265.0 million of debt maturing in 2022. We continue to extend and ladder our debt maturities, increase our access to a variety of capital sources and maintain low leverage with significant capacity on our balance sheet. This low level of leverage gives us flexibility to cover our capital program and to take advantage of opportunities to acquire additional properties as and when we see compelling opportunities. We believe that lower levered companies outperform over the long term.

Business and Growth Strategies
Our primary business objectives are to maximize cash flow and total returns to our securityholders and to increase the value of our properties through the pursuit of the following business and growth strategies:

•
Increase Existing Below-Market Rents and Exploit our Price Position in the Market. To date, we have capitalized on the opportunity to capture the significant embedded, de-risked growth from repositioning of our Manhattan office portfolio. For example, we expect to benefit from the re-leasing of 7.4%, or approximately 558,246 rentable square feet (including month-to-month leases), of our Manhattan office leases expiring during 2020, which we generally believe are currently at below market rates. These expiring leases represent a weighted average base rent of $54.43 per square foot based on current measurements. As older leases expire, we expect to continue to upgrade certain space to increase rents further. Our concentration in Manhattan and the greater New York metropolitan area should also enable us to benefit from increased rents associated with current stability in the financial and economic environment in New York. We also expect to benefit from our price positioning, as we command prices that are above comparable vintage properties due to the quality of our newly developed space and our attractive amenities, but below new construction.

•
Complete the Redevelopment and Repositioning of Our Current Portfolio. We intend to continue to increase occupancy, improve tenant quality and enhance cash flow and value by completing the redevelopment and repositioning of our Manhattan office properties. We intend selectively to continue to allow leases for smaller spaces to expire or relocate smaller tenants in order to aggregate, demolish and re-demise existing office space into larger blocks of vacant space, which we believe will attract higher credit-quality tenants at higher rental rates, while achieving returns of approximately 10%. We apply rigorous underwriting analysis to determine if aggregation of vacant space for future leasing to larger tenants will improve our cash flows over the long term. In addition, we are a leader in developing economically justified energy efficiency retrofitting and sustainability and have made it a portfolio-wide initiative. We believe this makes our properties desirable to high credit-quality tenants at higher rental rates and longer lease terms.

•
Pursue Attractive Acquisition and Development Opportunities. We will opportunistically pursue attractive opportunities to acquire office and retail properties. For the foreseeable future, we intend to focus our acquisition strategy primarily on Manhattan office properties and, to a lesser extent, office and multi-tenanted retail properties in densely populated communities in the greater New York metropolitan area and other markets we may identify in the future. We believe we can utilize our industry relationships (including well-known real estate owners in Manhattan), brand recognition, and our expertise in redeveloping and repositioning office properties to identify significant acquisition opportunities where we believe we can increase occupancy and rental rates. We also believe there is growth opportunity to acquire and reposition additional stand-alone retail spaces. Our strong balance sheet, access to capital, and ability to offer operating partnership units in tax deferred acquisition transactions should give us significant flexibility in structuring and consummating acquisitions. Further, we have a development site, Metro Tower at the Stamford Transportation Center, which is adjacent to our Metro Center property, which we believe to be one of the premier office buildings in Connecticut. All zoning approvals have been obtained to allow development of an approximately 415,000 rentable square foot office tower and garage. We intend to develop this site when we deem the appropriate combination of market and other conditions are in place.

•
Proactively Manage Our Portfolio. We believe our proactive, service-intensive approach to asset and property management helps increase occupancy and rental rates. We utilize our comprehensive building management services and our strong commitment to tenant and broker relationships and satisfaction to negotiate attractive leasing deals and to attract high credit-quality tenants. We proactively manage our rent roll and maintain continuous communication with our tenants. We foster strong tenant relationships by being responsive to tenant needs. We do this through the amenities we provide, the quality of our buildings and services, our employee screening and training, energy efficiency initiatives, and preventative maintenance and prompt repairs. Our attention to detail is integral to serving our clients and building our brand. Our properties have received numerous industry awards for their operational efficiency. We believe long-term tenant relationships will improve our operating results over time by reducing leasing, marketing and tenant improvement costs, as well as tenant turnover. We do extensive diligence on our tenants’ (current and prospective) balance sheets, businesses and business models to determine if we will establish long-term relationships in which they will both renew with us and expand over time. We have had 204 tenant expansions within our portfolio totaling over 1.6 million square feet since 2013.

•
Enhanced our Observatory Operations. In 2019 we completed a multi-year re-imagination and redevelopment of the entire Observatory experience at the Empire State Building. The new Observatory entrance on 34th Street, opened in August 2018, improved the experience for Observatory visitors as well as office tenants- and has increased pedestrian traffic in front of the retail space on the 34th street side of the building.  A new 2nd floor immersive museum, opened in July 2019, provides guests with numerous, distinct experiences as they progress through the tour. The 2nd floor museum includes 10,000 square feet of exhibits such as a history of the Empire State Building, from its initial construction to its leadership role in sustainability, an exclusive series of interactive kiosks programmed by NYC & Company through which visitors may compose itineraries for their visits to New York City, a panorama of the skyline of New York City rendered in wallpaper derived from the exclusive artwork of memory artist Stephen Wiltshire, a seventy screen display that highlights the Empire State Building's starring role in pop culture in every decade since the 1930's, and an opportunity to take a photograph in King Kong's hand, to name a few. The new 102nd floor Observatory, accessed via a new glass elevator from the 86th floor, enclosed by 24 eight-foot tall floor to ceiling windows, provides a climate-controlled platform for New York City's finest views. Visitor and industry feedback have been positive.

Leasing
We are focused on maintaining a brand that tenants associate with a consistently high level of quality of services, installations, maintenance and amenities, and long term financial stability. Through our commitment to brokers, we have developed long-term relationships that focus on negotiating attractive transactions with high credit-quality tenants. We proactively manage and cultivate our industry relationships and make the most senior members of our management team available to our constituencies. We believe that our consistent, open dialogue with our tenants and brokers enables us to maximize our results. Our focus on performance and long-term perspective allows us to concentrate on the ongoing management of our portfolio, while seeking opportunities for growth in the future.

Property Management
We protect our investments by regularly monitoring our properties, performing routine preventive maintenance, and implementing capital improvement programs in connection with property redevelopment and life cycle replacement of equipment and systems. We presently self-manage all of our properties. We proactively manage our properties and rent rolls to (i) aggregate smaller demised spaces to create large blocks of vacant space in order to attract high credit-quality tenants at higher rental rates, and (ii) create efficient, modern, pre-built offices that can be rented through several lease cycles and attract better credit-quality tenants. We aggressively manage and control operating expenses at all of our properties. In addition, we have made energy efficiency retrofitting and sustainability a portfolio-wide initiative driven by economic return. We pass on cost savings achieved by such improvements to our tenants through lower utility costs and reduced operating expense escalations. We believe these initiatives make our properties more desirable to a broader tenant base than the properties of our competitors.
Business Segments
Our reportable segments consist of a real estate segment and an observatory segment. Our real estate segment includes all activities related to the ownership, management, operation, acquisition, repositioning and disposition of our real estate assets. Our observatory segment operates the 86th and 102nd floor observatories at the Empire State Building. These two lines of businesses are managed separately because each business requires different support infrastructure, provides different services and has dissimilar economic characteristics such as, investments needed, stream of revenues and marketing strategies. We account for intersegment sales and rent as if the sales or rent were to third parties, that is, at current market prices.
For more information about our segments, refer to “Financial Statements-Note 12-Segment Reporting” in this Annual Report on Form 10-K.
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

Insurance
We carry comprehensive liability, fire, extended coverage, earthquake, terrorism and rental loss insurance covering all of our Manhattan properties and our greater New York metropolitan area properties under a blanket policy. We carry additional all-risk property and business insurance, which includes terrorism insurance, on the Empire State Building through ESRT Captive Insurance Company L.L.C., or ESRT Captive Insurance, our wholly owned captive insurance company. ESRT Captive Insurance covers terrorism insurance for $1.2 billion in losses in excess of $800 million per occurrence suffered by the Empire State Building, providing us with aggregate terrorism coverage of $2 billion at that property. ESRT Captive Insurance fully reinsures the 19% coinsurance under the Terrorism Risk Insurance Program Reauthorization Act of 2015 (TRIPRA) and the difference between the TRIPRA captive deductible and policy deductible of $25,000 for non-Nuclear, Biological, Chemical and Radiological exposures. We purchased a $50 million limit of Nuclear, Biological, Chemical and Radiological (NBCR) insurance in excess of a $1.0 million deductible in the commercial insurance market. ESRT Captive Insurance provides NBCR insurance with a limit of $1.95 billion in excess of the $50 million policy. As a result, we remain only liable for the 19% coinsurance under TRIPRA for NBCR exposures within ESRT Captive Insurance, as well as a deductible equal to 20% of ESRT Captive Insurance’s prior year’s premium. As long as we own ESRT Captive Insurance, we are responsible for ESRT Captive Insurance’s liquidity and capital resources, and ESRT Captive Insurance’s accounts are part of our consolidated financial statements. If we experience a loss and ESRT Captive Insurance is required to pay under its insurance policy, we would ultimately record the loss to the extent of its required payment. The policies described above cover certified terrorism losses as defined under the Terrorism Risk Insurance Act of 2002 (TRIA) and subsequent extensions. On January 12, 2015, the President of the United States signed into law TRIPRA, which extends TRIA through December 31, 2020. TRIA provides for a system of shared public and private compensation for insured losses resulting from acts of terrorism. As a result, the certified terrorism coverage provided by ESRT Captive Insurance is eligible for 81% coinsurance provided by the United States Treasury in excess of a statutorily calculated deductible. ESRT Captive Insurance reinsures 100% of its 19% coinsurance for non-NBCR exposures. The 19% coinsurance on NBCR exposures is retained by ESRT Captive Insurance.

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
ESRT's Tax Status as a REIT
ESRT elected to be taxed as a REIT and has operated in a manner that we believe allows it to qualify as a REIT for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2013. We believe that ESRT has been organized in conformity with the requirements for qualification and taxation as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), and that its intended manner of operation will enable it to meet the requirements for qualification and taxation as a REIT. So long as ESRT qualifies as a REIT, it generally will not be subject to U.S. federal income tax on its net taxable income that ESRT distributes to its securityholders. If ESRT fails to qualify as a REIT in any taxable year and does not qualify for certain statutory relief provisions, ESRT will be subject to U.S. federal income tax at regular corporate rates and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year during which it lost its REIT qualification. Even if ESRT qualifies for taxation as a REIT, it may be subject to certain U.S. federal, state and local taxes on its income or property.
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

Employees
As of December 31, 2019, we had 831 employees, 136 of whom were managers and professionals. There are currently collective bargaining agreements which cover the workforce that services all of our office properties. Management believes that its relationship with employees is good.
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
Available Information
ESRT, our sole general partner, has a website address at http://www.empirestaterealtytrust.com. The information found on, or otherwise accessible through, ESRT's website is not incorporated by reference into, and does not form a part of, this Annual Report on Form 10-K or any other report or document ESRT or we file with or furnish to the SEC and ESRT makes available, free of charge, on or through the SEC Filings section of its website, ESRT's and our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after ESRT or we electronically file such material with, or furnish it to, the SEC. ESRT has also posted on its website the Audit Committee Charter, Compensation Committee Charter, Finance Committee Charter, Nominating and Corporate Governance Committee Charter, Corporate Governance Guidelines and Code of Business Conduct and Ethics, which govern its directors, officers and employees. Within the time period required by the SEC, ESRT will post on its website any amendment to its Code of Business Conduct and Ethics and any waiver applicable to its senior financial officers, and its executive officers or directors. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A. RISK FACTORS

RISK FACTORS
You should carefully consider these risk factors, together with all of the other information included in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes thereto, before you decide whether to make an investment in our securities. The risks set out below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial could have a material effect on our results of operations, cash flow, financial condition, market price of our securities, and our ability to service debt make distributions to our securityholders (including those necessary to maintain ESRT’s REIT qualification). In such case, the value of our securities and the trading price of our traded OP units could decline, and you may lose all or a significant part of your investment. Some statements in the following risk factors, constitute forward looking statements. See the section entitled “Forward-Looking Statements.”
Risks Related to Our Properties and Our Business
All of our properties are located in Manhattan and the greater New York metropolitan area, in particular midtown Manhattan, and adverse economic or regulatory developments in this area could have a material adverse effect on our results of operations, cash flow, financial condition, and our ability to service debt and make distributions to our securityholders.
All of our properties are located in Manhattan and the greater New York metropolitan area, in particular midtown Manhattan, as well as nearby markets in Fairfield County, Connecticut and Westchester County, New York. Nine of our 14 office properties are located in midtown Manhattan. As a result, our business is dependent on the condition of the New York City economy in general and the market for office space in midtown Manhattan in particular, which exposes us to greater economic risks than if we owned a more geographically diverse portfolio. We are susceptible to adverse developments in the New York City economic and regulatory environment (such as business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes, costs of complying with governmental regulations or increased regulation). Federal tax limits on the deductibility of state and local taxes may negatively impact demographic trends in high tax states like New York and Connecticut. Such adverse developments could materially reduce the value of our real estate portfolio and our rental revenues, and thus materially and adversely affect our ability to service current debt and to pay distributions to securityholders. We could also be impacted by adverse developments in the Fairfield County, Connecticut and Westchester County, New York markets. We cannot assure you that these markets will grow or that underlying real estate fundamentals will be favorable to owners and operators of office or retail properties. Our operations may also be affected if competing properties are built in either of these markets.
Adverse economic and geopolitical conditions in general and in Manhattan and the greater New York metropolitan area commercial office and retail markets in particular, could have a material adverse effect on our results of operations, cash flow, financial condition, and our ability to service debt and make distributions to our securityholders.
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
General conditions that might materially and adversely affect our results of operations, cash flow, financial condition, ability to service current debt and to make distributions to our securityholders include:

•
a general consumer shift to online shopping has reduced demand for physical retail space and thus reduced the value of street level premises, which typically commanded the highest rental rates per square foot in office;

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

These conditions may continue or worsen in the future, which could have a material adverse effect on our results of operations, cash flow, financial condition, and our ability to service debt and make distributions to our securityholders.
There can be no assurance that the redevelopment and repositioning program of our Manhattan office properties will be completed in accordance with the anticipated timing or at the anticipated cost, or that it will achieve its expected results , which could materially and adversely affect our results of operations, cash flow and financial condition.
We have been undertaking a comprehensive redevelopment and repositioning program of our Manhattan office properties which has included physical improvements through upgrades and modernization of, and tenant upgrades in, such properties. Circumstances we might not be able to anticipate or control may delay or preclude program completion. Further, the program may lead to temporary increased vacancy rates at the properties undergoing redevelopment. In addition, we may not be able to lease available space on favorable terms or at all. There can be no assurance that our redevelopment and repositioning program will be completed in its entirety in accordance with the anticipated timing or at the anticipated cost, or that it will achieve its expected results, which could materially and adversely affect our results of operations, cash flow and financial condition.
We rely on six properties for a significant portion of our rental revenue.
For the year ended December 31, 2019, six of our properties, the Empire State Building, One Grand Central Place, 111 West 33rd Street, 1400 Broadway, 250 West 57th Street and First Stamford Place together accounted for approximately 73.1% of our portfolio’s rental revenues, and no other property accounted for more than approximately 5.0% of our portfolio’s rental revenues. For the year ended December 31, 2019, the Empire State Building individually accounted for approximately 32.9% of our portfolio’s rental revenues. Our revenue and cash available for distribution to our securityholders would be materially and adversely affected if the Empire State Building, One Grand Central Place, 111 West 33rd Street, 1400 Broadway, 250 West 57th Street or First Stamford Place were materially damaged or destroyed. Additionally, our revenue and cash available for distribution to our securityholders would be materially adversely affected if a significant number of our tenants at these properties experienced a downturn in their business which may weaken their financial condition and result in their failure to make timely rental payments, defaulting under their leases or filing for bankruptcy.
The observatory operations at the Empire State Building are not traditional real estate operations, and may be negatively impacted by competition, adverse weather, and changes in tourist trends caused by public health crises, including the novel coronavirus (COVID-19), among other factors, which could have a material adverse effect on our results of operations, cash flow, financial condition, and our ability to service debt and make distributions to our securityholders.
During the year ended December 31, 2019, we derived approximately $128.8 million of revenue from the Empire State Building’s observatory operations, representing approximately 39.2% of the Empire State Building’s total revenue for this period. The Empire State Building’s observatory is one of New York City’s main destination attractions and we have undertaken various projects to modernize and optimize visitor experience, which was substantially completed in November 2019.
We currently compete against two existing observatories in New York City, and additional observatories are in the construction pipeline, with the Hudson Yards observatory projected to be completed in the first quarter 2020 and the One Vanderbilt observatory projected to be completed by year end 2021, which could have a negative impact on revenues from our observatory operations.  Despite the Empire State Building’s iconic status, location, and updated visitor experience, existing and new observatory competition may divert visitors from our observatory and negatively impact observatory revenue. Visitor demand for our observatory is highly dependent on domestic and international tourism. While New York City tourism has been consistent in recent years, economic and geopolitical factors might negatively impact tourist influx in the future. Additionally, we are susceptible to reductions in visitor demand due to adverse weather patterns, in particular during peak visitor periods.
Increased competition, a downturn in domestic and international tourist trends and adverse weather may negatively impact visitor demand for our observatory, which could have a material adverse effect on our results of operations, cash flow, financial condition, and our ability to service debt and make distributions to our securityholders.

We may be unable to renew leases or re-lease vacant space on favorable terms or at all as leases expire, which could have a material adverse effect on our results of operations, cash flow, financial condition, and our ability to service debt and make distributions to our securityholders.
As of December 31, 2019, we had approximately 0.9 million rentable square feet of vacant space (excluding leases signed but not yet commenced). In addition, leases representing 7.6% and 6.5% of the square footage of the properties in our portfolio will expire in 2020 and 2021, respectively (including month to month leases). We cannot assure you that expiring leases will be renewed or that our properties will be re-leased at net effective rental rates equal to or above the current average net effective rental rates. Above-market rental rates at some of the properties in our portfolio may force us to renew some expiring leases or re-lease properties at lower rates. If existing tenants do not renew their leases on current or similar terms or we are unable to release vacant space on favorable terms or at all, our financial condition, results of operations, cash flow, financial condition, and our ability to service debt and make distributions to our securityholders could be materially and adversely affected.
The actual rents we receive for the properties in our portfolio may be less than our asking rents, and we may experience a decline in realized rental rates from time to time, which could have a material adverse effect on our results of operations, cash flow, and financial condition.
As a result of various factors, including competitive pricing pressure in our markets, a general economic downturn and the desirability of our properties compared to other properties in our markets, we may be unable to realize our asking rents across the properties in our portfolio. In addition, the degree of discrepancy between our asking rents and the actual rents we are able to obtain may vary both from property to property and among different leased spaces within a single property. If we are unable to obtain sufficient rental rates across our portfolio, then our ability to generate cash flow growth will be negatively impacted. In addition, depending on market rental rates at any given time as compared to expiring leases in our portfolio, rental rates for expiring leases may be higher than starting rental rates for new leases.
We are exposed to risks associated with property redevelopment and development that could have a material adverse effect on our results of operations, cash flow and financial condition.
We have engaged, and continue to engage, in development and redevelopment activities with respect to our Manhattan office properties. In addition, we own entitled land at the Stamford Transportation Center in Stamford, Connecticut that can support the development of an approximately 415,000 rentable square foot office building and garage. To the extent that we continue to engage in development and redevelopment activities, we will be subject to certain risks, including, without limitation:

•	the availability and pricing of financing on favorable terms or at all;

•	the availability and timely receipt of zoning and other regulatory approvals;

•	the potential for the fluctuation of occupancy rates and rents due to a number of factors, including market and economic conditions, which may result in our investment not being profitable;

•	start up, repositioning and redevelopment costs may be higher than anticipated;

•	the cost and timely completion of construction (including risks beyond our control, such as weather or labor conditions, or material shortages);

•	the potential that we may fail to recover expenses already incurred if we abandon development or redevelopment opportunities after we begin to explore them;

•	the potential that we may expend funds on and devote management time to projects which we do not complete;

•	the inability to complete construction and leasing of a property on schedule, resulting in increased debt service expense and construction or redevelopment costs; and

•	the possibility that properties will be leased at below expected rental rates.
These risks could result in substantial unanticipated delays or expenses and, under certain circumstances, could prevent the initiation of development and redevelopment activities or the completion of such activities once undertaken, any of which could have a material adverse effect on our results of operations, cash flow and financial condition.
We may be required to make rent or other concessions and/or significant capital expenditures to improve our properties in order to retain and attract tenants, which could have a material adverse effect on our results of operations, cash flow and financial condition.
Upon expiration of leases at our properties and with respect to our current vacant space, we may be required to make rent or other concessions to tenants, accommodate increased requests for renovations, build-to-suit remodeling and other improvements or provide additional services to our tenants. In addition, eight of our existing properties are pre-war office properties, which may require more frequent and costly maintenance to retain existing tenants or attract new tenants than newer properties. As a result, we may have to make significant capital or other expenditures in order to retain tenants whose leases expire and to attract new tenants. Additionally, we may need to raise capital to make such expenditures. If we are unable to do so or capital is otherwise unavailable, we may be unable to make the required expenditures. This could result in non-renewals by tenants upon expiration of their leases and our vacant space remaining untenanted, which could have a material adverse effect on our results of operations, cash flow and financial condition. As of December 31, 2019, we had approximately 0.9 million rentable square feet of vacant space (excluding leases signed but not yet commenced), and leases representing 7.6% and 6.5% of the square footage of the properties in our portfolio will expire in the in 2020 and 2021, respectively (including month to month leases).
Our five largest tenants - Global Brands Group, LinkedIn, Coty, Inc., PVH Corp. and Sephora - represented approximately 17.1% of our total portfolio’s annualized rent as of December 31, 2019.
As of December 31, 2019, our five largest tenants together represented 17.1% of our total portfolio’s annualized rent. As of December 31, 2019, our largest tenant leased an aggregate of 0.7 million rentable square feet of office space at two of our office properties, representing approximately 6.6% of our total portfolio rentable square feet and approximately 6.6% of our total portfolio annualized rent. General and regional economic conditions, may adversely affect our significant tenants, as well as other existing and potential tenants in our markets. Our significant tenants may experience a material business downturn, weakening their financial condition and potentially resulting in their failure to make timely rental payments and/or a default under their leases. In many cases, we have made substantial up front investments in the applicable leases, through tenant improvement allowances and other concessions, as well as typical transaction costs (including professional fees and commissions) that we may not be able to recover. In the event of any tenant default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment.
Our results of operations, cash flow and financial condition could be materially adversely affected if any of our significant tenants were to suffer a downturn in their business, and/or become bankrupt or insolvent, default under their leases, fail to renew their leases or renew their leases on terms less favorable to us than their current terms.
The bankruptcy or insolvency of any of our tenants could result in the termination of such tenant’s lease and material losses to us, which could have a material adverse effect on our results of operations, cash flow and financial condition.
The occurrence of a tenant bankruptcy or insolvency could diminish or terminate the income we receive from that tenant’s lease or leases. In particular, the retail industry is facing reductions in sales revenues and increased bankruptcies throughout the United States. If a tenant becomes bankrupt or insolvent, federal law may prohibit us from evicting such tenant based solely upon such bankruptcy or insolvency. In addition, a bankrupt or insolvent tenant may be authorized to reject and terminate its lease or leases with us. Any claims against such bankrupt tenant for unpaid future rent would be subject to statutory limitations that would likely result in our receipt of rental revenues that are substantially less than the contractually specified rent we are owed under the lease or leases. In addition, any claim we have for unpaid past rent, if any, may not be paid in full. We may also be unable to re-lease a terminated or rejected space or to re-lease it on comparable or more favorable terms. As a result, tenant bankruptcies could have a material adverse effect on our results of operations, cash flow and financial condition.
Competition may impede our ability to attract or retain tenants or re-lease space, which could have a material adverse effect on our results of operations, cash flow and financial condition.
The leasing of real estate in the greater New York metropolitan area is highly competitive. The principal means of competition are rent charged, location, services provided and the nature and condition of the premises to be leased. We directly compete with lessors and developers of similar space in the areas where our properties are located as well as properties in other adjacent submarkets. Additionally, we have seen increased competition from lessors that have converted traditional office space to co-working office space and offer additional amenities. Demand for retail space may be impacted by the bankruptcy of retail companies, a general trend toward consolidation in the retail industry, and the impact of Internet retailing which could adversely affect our ability to attract and retain tenants and, in turn (i) reduce rents payable to us, (ii) reduce our ability to attract and retain tenants at our properties and (iii) lead to increased vacancy rates at our properties, any of which could have a material adverse effect on our results of operations, cash flow and financial condition.
Our office properties are concentrated in highly developed areas of midtown Manhattan and densely populated metropolitan communities in Fairfield County and Westchester County. Manhattan is the largest office market in the United States. Increased competition in the markets in which our office properties are located (through potentially newer or better equipped or located properties) could have a material adverse effect on our ability to lease or re-lease office space at our properties, and on the effective rents we are able to charge.
Our tenants' inability to secure financing necessary to continue to operate their businesses and pay us rent could have a material adverse effect on our results of operations, cash flow and financial condition.
Many of our tenants rely on external sources of financing to operate their businesses. If our tenants are unable to secure the financing necessary to continue to operate their businesses, they may be unable to meet their rent obligations or be forced to declare bankruptcy and reject their leases, which could have a material adverse effect on our results of operations, cash flow and financial condition.
Our dependence on smaller businesses to rent our office space could have a material adverse effect on our results of operations, cash flow and financial condition.
A large number of our tenants (measured by number of tenants as opposed to aggregate square footage) are smaller businesses that generally do not have the financial strength of larger corporate tenants. Smaller businesses generally experience a higher rate of failure than large businesses and may be at higher risk of bankruptcy. Consequently, we may be exposed to a higher rate of tenant defaults or turnover by our smaller businesses tenants, which could have a material adverse effect on our results of operations, cash flow and financial condition.
Our dependence on rental income could have a material adverse effect on our results of operations, cash flow, financial condition, and our ability to service debt and make distributions to our securityholders.
A substantial portion of our income is derived from rental income from real property. As a result, our performance depends on our ability to collect rent from tenants. Our results of operations, cash flow, financial condition and our ability to service debt and make distributions to our securityholders could be negatively affected if a significant number of our tenants, or any of our significant tenants:

•	delay lease commencements;

•	decline to extend or renew leases upon expiration;

•	fail to make rental payments when due; or

•	declare bankruptcy.
Any of these actions could result in the termination of the tenants’ leases and the loss of rental income attributable to the terminated leases. We cannot assure you that any tenant whose lease expires will renew that lease or that we will be able to re-lease space on economically advantageous terms or at all. The loss of rental revenues from terminated tenants or tenants that decide not to renew their leases, and our inability to replace such tenants could have a material adverse effect on our results of operations, cash flow, financial condition, and our ability to service debt and make distributions to our securityholders.
The broadcasting operations at the Empire State Building are not traditional real estate operations, and competition and changes in the broadcasting of signals over air may subject us to additional risks, which could materially and adversely affect us.
The Empire State Building and its broadcasting mast provides radio and data communications services and supports delivery of broadcasting signals to cable and satellite systems and television and radio receivers. We license the use of the broadcasting mast to third party television and radio broadcasters. During the year ended December 31, 2019, we derived approximately $13.5 million of revenue (excluding tenant reimbursement income) from the Empire State Building’s broadcasting licenses and related leased space, representing approximately 4.1% of the Empire State Building’s total revenue for this period. Competition from other broadcasting operations has had a negative impact on revenues from our broadcasting operations, and lease renewals have yielded reduced revenue, and higher operating expenses and capital expenditures. Our broadcast television and radio licensees also face a range of competition from advances in technologies and alternative methods of content delivery in their respective industries, as well as from changes in consumer behavior driven by new technologies and methods of content delivery, which may reduce the demand for over-the-air broadcast licenses in the future. New government regulations affecting broadcasters, including the implementation of the Federal Communications Commission's (the "FCC") National Broadband Plan, (the "FCC Plan"), also might materially and adversely affect our results of operations by reducing the demand for broadcast licenses. Among other things, the FCC Plan urges Congress to make more spectrum available for wireless broadband service providers by encouraging over-the-air broadcast licensees to relinquish spectrum through a voluntary auction process, which raises many issues that could impact the broadcast industry. At this time, we cannot predict how the existing legislation and FCC regulations will impact future demand from broadcasters to lease/license our broadcast space nor can we predict how further legislation or FCC regulations might otherwise affect our broadcasting operations. Any of these risks might materially and adversely affect us.
We may not be able to control our operating costs, or our expenses may remain constant or increase even if income from our properties decreases, which could have a material adverse effect on our results of operations, cash flow and financial condition.
Our financial results depend substantially on leasing space in our properties to tenants on terms favorable to us. Certain costs associated with real estate investment, such as real estate taxes, insurance and maintenance costs, generally are not reduced when a property is not fully occupied, rental rates decrease or other circumstances cause a reduction in income from the property. As a result, cash flow from the operations of our properties may be reduced if a tenant does not pay its rent or we are unable to lease our properties on favorable terms or at all. Under such circumstances, we might not be able to enforce our rights as landlord without delays and may incur substantial legal costs. The terms of our leases may also limit our ability to charge our tenants for all or a portion of these expenses. Additionally, new properties that we may acquire, develop or redevelop may not produce significant revenue immediately, and the cash flow from existing operations may be insufficient to pay the operating expenses and principal and interest on debt associated with such properties until they are fully leased.
Our breach or the expiration of our ground leases could have a material adverse effect on our results of operations, cash flow and financial condition. Additionally, we will not share in any increase in the value of the land or improvements beyond the term of our ground leases, and we may only receive a portion of compensation paid in any eminent domain proceeding with respect to these properties.
Our interest in three of our commercial office properties, 1350 Broadway, 111 West 33rd Street and 1400 Broadway, are long-term leaseholds of the land and the improvements, also known as ground leases, rather than a fee interest in the land and the improvements. Pursuant to these ground leases, we, as tenant, perform the functions traditionally performed by owners, as landlords, with respect to our subtenants. In addition to collecting rent from our subtenants, we also maintain the properties and pay expenses relating to the properties. We do not have a right, pursuant to the terms of the ground leases or otherwise, to acquire the fee interests in these properties. The ground leases, including unilateral extension rights available to us, expire on July 31, 2050 for 1350 Broadway, December 31, 2063 for 1400 Broadway and June 10, 2077 for 111 West 33rd Street.
If we are found to be in breach of these ground leases, the fee owner of the properties may initiate proceedings to terminate the leases and we could lose the right to use the properties. In addition, unless we purchase the underlying fee interest in these properties or extend the terms of the ground leases before expiration on terms significantly comparable to current terms, we will lose our right to operate these properties and our leasehold interests upon expiration of the leases, or we will continue to operate them at much lower profitability, which could have a material adverse effect on our results of operations, cash flow and financial condition.
Additionally, we have no economic interest in the land or improvements at the expiration of our ground leases at 1350 Broadway, 111 West 33rd Street and 1400 Broadway, and therefore we will not share in any increase in value of the land or improvements and will not receive any revenue from the property beyond the term of our ground leases, notwithstanding our capital outlay to purchase our interest in the properties. Furthermore, if the state or federal government seizes the properties subject to the ground leases under its eminent domain power, we may only be entitled to a portion of any compensation awarded for the seizure. In addition, if the value of the properties has increased, it may be more expensive for us to renew our ground leases, to the extent renewal is available at all.
We may be unable to identify and successfully complete acquisitions and even if acquisitions are identified and completed, we may fail to operate successfully acquired properties, which could materially and adversely affect us and impede our growth.
Our current portfolio consists entirely of properties that we acquired (or received the right to acquire) in connection with the formation transactions. Our ability to identify and acquire additional properties on favorable terms and successfully operate or redevelop them may be exposed to the following risks:

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

•
we may be unable to integrate quickly and efficiently new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations, and as a result our results of operations, cash flow and financial condition could be adversely affected;

•	market conditions may result in higher than expected vacancy rates and lower than expected rental rates; and

•	we may incur significant costs and divert management attention in connection with evaluating and negotiating potential acquisitions, including ones that we are subsequently unable to complete.

Any delay or failure on our part to identify, negotiate, finance and consummate such acquisitions in a timely manner and on favorable terms, or operate acquired properties to meet our financial expectations, could impede our growth and have a material adverse effect on our results of operations, cash flow, financial condition, and our ability to service debt and make distributions to our securityholders.

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
Acquired properties may expose us to unknown liability, which could have a material adverse effect on our results of operations, cash flow, financial condition, and our ability to service debt and make distributions to our securityholders.
We may acquire properties subject to liabilities and without any recourse, or with only limited recourse, against the prior owners or other third parties with respect to unknown liabilities. As a result, if a liability were asserted against us based upon ownership of those properties, we might have to pay substantial sums to settle or contest it, which could have a material adverse effect on our results of operations, cash flow, financial condition, and our ability to service debt and make distributions to our securityholders. Unknown liabilities with respect to acquired properties might include:

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
Should we decide at some point in the future to expand into new markets, we may not be successful, which could have a material adverse effect on our results of operations, cash flow, financial condition, and our ability to service debt and make distributions to our securityholders.
If opportunities arise, we may explore acquisitions of properties in new markets. Each of the risks applicable to our ability to acquire and integrate successfully and operate properties in our current markets is also applicable to our ability to acquire and integrate successfully and operate properties in new markets. In addition to these risks, we will not possess the same level of familiarity with the dynamics and market conditions of any new markets that we may enter, which could adversely affect the results of our expansion into those markets, and we may be unable to build a significant market share or achieve a desired return on our investments in new markets. Our inability to successfully expand into new markets, could have a material adverse effect on our results of operations, cash flow, financial condition, and our ability to service debt and make distributions to our securityholders.

Our growth depends on external sources of capital that are outside of our control, the unavailability of which may affect our ability to seize strategic opportunities, and could have a material adverse effect on our results of operations, cash flow, financial condition, and our ability to service debt and make distributions to our securityholders.
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
Our outstanding indebtedness, including preferred units, reduces cash available for distribution and may expose us to the risk of default under our debt obligations and may include covenants that restrict our financial and operational flexibility and our ability to make distributions to our securityholders.
As of December 31, 2019, we had total debt outstanding of approximately $1.7 billion. As of December 31, 2019, we had approximately $265.0 million of debt maturing in 2022. As of December 31, 2019, our mortgages had an aggregate estimated principal balance of approximately $610.8 million with maturity dates ranging from 2024 through 2033. See Note 4 to our consolidated financial statements for required payments of our indebtedness. We may incur significant additional debt to finance future acquisition and redevelopment activities. Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our properties or to pay the distributions currently contemplated or necessary to allow ESRT to qualify as a REIT. Our level of debt and the limitations imposed on us by our loan documents could have significant adverse consequences, including the following:

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
If any one of these events were to occur, our results of operations, cash flow, financial condition, and our ability to service debt and to make distributions to our securityholders could be adversely affected. In addition, in connection with a limited number of our debt agreements we may enter into lockbox and cash management agreements pursuant to which substantially all of the income generated by our properties will be deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our various lenders and from which cash will be distributed to us only after funding of improvement, leasing and maintenance reserves and the payment of principal and interest on our debt, insurance, taxes, operating expenses and extraordinary capital expenditures and leasing expenses. As a result, we may be forced to borrow additional funds in order to make distributions to our securityholders (including, potentially, to make distributions necessary to allow ESRT satisfy the requirements applicable to REITs). See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."
Our degree of leverage and the lack of a limitation on the amount of indebtedness we may incur could have a material adverse effect on our results of operations, cash flow and financial condition.
Neither our nor ESRT's organizational documents contain any limitation on the amount of indebtedness we may incur. We consider various factors in determining the amount of indebtedness we incur, including debt-to-EBITDA, the purchase price of properties to be acquired with debt financing, the estimated market value of our properties upon refinancing and the ability of particular properties and our business as a whole to generate cash flow to cover expected debt service.
Our degree of leverage could affect our ability to obtain additional financing for working capital, capital expenditures, acquisitions, development or other general corporate purposes. Our degree of leverage could also make us more vulnerable to a downturn in business or the economy generally. If we become more leveraged in the future, the resulting increase in debt service requirements could cause us to default on our obligations, which could have a material adverse effect on our results of operations, cash flow and financial condition.
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
Some of our financing arrangements involve balloon payment obligations, which may adversely affect our ability to make distributions to our securityholders.
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
In connection with the formation transactions, we and ESRT entered into a tax protection agreement with Anthony E. Malkin and Peter L. Malkin pursuant to which we have agreed to indemnify the Malkin Group and one additional third party investor in Metro Center (who was one of the original landowners and was involved in the development of the property) against certain tax liabilities if those tax liabilities result from (i) our sale, transfer, conveyance, or other taxable disposition of four specified properties (First Stamford Place, Metro Center, 10 Bank Street and 1542 Third Avenue) acquired by us in 2013 for a period of 12 years with respect to First Stamford Place and for the later of (x) October 2021 or (y) the death of both Peter L. Malkin and Isabel W. Malkin who are 86 and 83 years old, respectively, for the three other properties, (ii) our failing to maintain until maturity the indebtedness secured by those properties or failing to use commercially reasonable efforts to refinance such indebtedness upon maturity in an amount equal to the principal balance of such indebtedness, or, if we are unable to refinance such indebtedness at its current principal amount, at the highest principal amount possible, or (iii) our failing to make available to any of these continuing investors the opportunity to guarantee, or otherwise bear the risk of loss, for U.S. federal income tax purposes, of their allocable share of $160 million of aggregate indebtedness meeting certain requirements, until such continuing investor owns less than the aggregate number of operating partnership units and shares of ESRT common stock equal to 50% of the aggregate number of such units and shares such continuing investor received in the formation transactions. In addition, in connection with our and ESRT's sale of a 9.9% fully diluted interest in us to Q REIT Holding LLC, a Qatar Financial Centre limited liability company and a wholly owned subsidiary of the Qatar Investment Authority, a governmental authority of the State of Qatar ("QREIT", and together with any eligible transferee, "QIA") in August 2016, ESRT agreed, subject to certain minimum thresholds and conditions, to indemnify QIA for certain U.S. federal and state taxes payable by QIA in connection with any dividends ESRT pays that are attributable to capital gains from the sale or exchange of any U.S. real property interests. If ESRT were to trigger the tax indemnification obligations under this agreement, we would be required to pay damages for the resulting tax consequences to the Malkin Group, the additional third party investor in Metro Center or QIA, as applicable, and we have acknowledged that a calculation of damages with respect to the tax protection agreement with the Malkin Group and the additional third party investor in Metro Center will not be based on the time value of money or the time remaining within the restricted period. Moreover, these obligations may restrict our and ESRT's ability to engage in a strategic transaction, require us to maintain more or different indebtedness than we would otherwise require for our business, and/or inhibit our selling or disposing of a property that might otherwise be in the best interest of the securityholders to do so.

We face risks which would arise if any of our tenants were designated “Prohibited Persons” by the Office of Foreign Assets Control.
Pursuant to Executive Order 13224 and other laws, the Office of Foreign Assets Control of the United States Department of the Treasury (“OFAC”) maintains a list of persons designated as terrorists or whose assets are otherwise blocked or who are banned from conducting business or engaging in transactions with U.S. persons (“Prohibited Persons”). OFAC regulations and other laws prohibit us from conducting business or engaging in transactions with Prohibited Persons (the “OFAC Requirements”).  We have established a compliance program whereby tenants are checked against the OFAC list of Prohibited Persons prior to entering into any lease.  Our leases and other agreements, in general, require the other party to comply with OFAC Requirements.  If a tenant or other party with whom we contract is a Prohibited Person or is otherwise a party with which we are prohibited from doing business, we may be required by the OFAC Requirements to terminate the lease or other agreement.  Any such termination could result in a loss of revenue or otherwise have a material adverse effect on our results of operations, cash flow and financial condition.
The continuing threat of a terrorist event may materially and adversely affect our properties, their value and our ability to generate cash flow.
In the aftermath of a terrorist event, tenants in Manhattan and the greater New York metropolitan area may choose to relocate their businesses to less populated, lower-profile areas of the United States that are not as likely to be targets of future terrorist activity. This in turn could trigger a decrease in the demand for space in Manhattan and the greater New York metropolitan area, which could increase vacancies in our properties and force us to lease our properties on less favorable terms. Further, certain of our properties, including the Empire State Building, may be considered to be susceptible to an increased risk of a future terrorist event due to their high-profile. In addition, a terrorist event could cause insurance premiums at certain of our properties to increase significantly. As a result, the value of our properties and the level of our revenues could materially decline.
Potential losses, such as those from adverse weather conditions, natural disasters, possible rise in ocean levels, terrorist events and title claims, may not be fully covered by our insurance policies, and such losses could materially and adversely affect us.
Our business operations are susceptible to, and could be significantly affected by, adverse weather conditions, natural disasters, possible rise in ocean levels and terrorist events that could cause significant damage to the properties in our portfolio. Our insurance may not be adequate to cover business interruption or losses resulting from such events. In addition, our insurance policies include substantial self-insurance portions and significant deductibles and co-payments for such events, and hurricanes in the United States have affected the availability and price of such insurance. As a result, we may incur significant costs in the event of adverse weather conditions, natural disasters, possible rise in ocean levels and terrorist events. We may discontinue certain insurance coverage on some or all of our properties in the future if the cost of premiums for any of these policies in our judgment exceeds the value of the coverage discounted for the risk of loss. See "Item 1. Business - Insurance."
Furthermore, we do not carry insurance for certain losses, including, but not limited to, losses caused by war. In addition, while our title insurance policies insure for the current aggregate market value of our portfolio, we may decide to not increase our title insurance policies as the market value of our portfolio increases. As a result, we may not have sufficient coverage against all losses that we may experience, including from adverse title claims.
If we experience a loss that is uninsured or that exceeds our policy limits, we could incur significant costs and lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged.

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
Our debt instruments, consisting of mortgage loans secured by our properties (which are generally non-recourse to us), ground leases, our senior unsecured debt and our unsecured revolving credit and term loan facility, contain customary covenants requiring us to maintain insurance, including terrorism insurance. While we do not believe it is likely, there can be no assurance that the lenders or ground lessors under these instruments will not take the position that a total or partial exclusion from “all-risk” insurance coverage for losses due to terrorist acts is a breach of these debt and ground lease instruments that allows the lenders or ground lessors to declare an event of default and accelerate repayment of debt or recapture of ground lease positions for those properties in our portfolio which are not insured against terrorist events. In addition, if lenders insist on full coverage for these risks and prevail in asserting that we are required to maintain such coverage, it could result in substantially higher insurance premiums.
Certain mortgages on our properties contain requirements concerning the financial ratings of the insurers who provide policies covering the property. We provide the lenders on a regular basis with the identity of the insurance companies in our insurance programs. While the ratings of our insurers currently satisfy the rating requirements in our loan agreements, in the future, we may be unable to obtain insurance with insurers that satisfy the rating requirements which could give rise to an event of default under such loan agreements. Additionally, in the future, our ability to obtain debt financing secured by individual properties, or the terms of such financing, may be adversely affected if lenders generally insist on ratings for insurers that are difficult to obtain or result in a commercially unreasonable premium.
We may become subject to liability relating to environmental and health and safety matters, which have a material adverse effect on our results of operations, cash flow and financial condition.
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
We cannot assure you that costs or liabilities incurred as a result of environmental issues will not affect our ability to make distributions to our securityholders or that such costs, liabilities, or other remedial measures will not have a material adverse effect on our results of operations, cash flow and financial condition.
Failure to hedge interest rates effectively could have a material adverse effect on our results of operations, cash flow and financial condition.
We may seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements that involve various risks, such as the risk that counterparties may fail to honor their obligations under these arrangements, and that these arrangements may not be effective in reducing our exposure to interest rate changes. Moreover, there can be no assurance that our hedging arrangements will qualify for hedge accounting or that our hedging activities will have the desired beneficial impact on our results of operations. Should we desire to terminate a hedging agreement, there could be significant costs and cash requirements involved to fulfill our initial obligation under the hedging agreement. Failure to hedge effectively against interest rate changes could have a material adverse effect on our results of operations, cash flow and financial condition.
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
We may incur significant costs complying with the ADA and similar laws, which could have a material adverse effect on our results of operations, cash flow and financial condition.
Under the Americans with Disabilities Act of 1990 (the"ADA"), all public accommodations must meet federal requirements related to access and use by disabled persons. If one or more of the properties in our portfolio is not in compliance with the ADA, we would be required to incur additional costs to bring the property into compliance. Additional federal, state and local laws also may require modifications to our properties, or restrict our ability to renovate our properties. We cannot predict the ultimate cost of compliance with the ADA or other legislation. If we incur substantial costs to comply with the ADA and any other legislation, our results of operations, cash flow and financial condition could be materially and adversely affected.

Our state and local taxes could increase due to property tax rate changes, reassessment and/or changes in state and local tax laws which could have a material adverse effect on our results of operations, cash flow, financial condition and our ability to service debt and make distributions to our securityholders.
Even if ESRT qualifies as a REIT for U.S. federal income tax purposes, we will be required to pay state and local taxes on our properties. From time to time changes in state and local tax laws or regulations are enacted, which may result in an increase in our tax liability. A shortfall in tax revenues for states and municipalities in which we operate may lead to an increase in the frequency and size of such changes. In particular, the federal government has recently limited the ability of individuals to deduct state and local taxes on their federal tax returns, potentially leading many high-tax states to make significant changes to their own state and local tax laws. If such changes occur, we may be required to pay additional taxes on our assets or income. These increased tax costs could adversely affect our results of operations, cash flow and financial condition.
The real property taxes on our properties may increase as property tax rates change or as our properties are assessed or reassessed by taxing authorities. Therefore, the amount of property taxes we pay in the future may increase substantially from what we have paid in the past. If the property taxes we pay increase, our results of operations, cash flow, financial condition, and our ability to service debt and to make distributions to our securityholders could be materially and adversely affected.
We or ESRT may become subject to litigation, which could have a material adverse effect on our results of operations, cash flow and financial condition.
In the future we or ESRT may become subject to litigation, including claims relating to our operations, offerings, and otherwise in the ordinary course of business. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which are not, or cannot be, insured against. We generally intend to defend ourselves vigorously; however, we cannot be certain of the ultimate outcomes of any claims that may arise in the future. Resolution of these types of matters against us or ESRT may result in our having to pay significant fines, judgments, or settlements, which, if uninsured, or if the fines, judgments, and settlements exceed insured levels, could adversely impact our earnings and cash flows, thereby having an adverse effect on our financial condition, results of operations, cash flow and per share/unit trading price of ESRT's Class A common stock and our traded OP units. Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could adversely impact our results of operations, cash flow and financial condition, expose us to increased risks that would be uninsured, and/or adversely impact ESRT's ability to attract officers and directors. Please see Note 8 “Commitments and Contingencies” to the financial statements of this Annual Report in Form 10-K for a further description.
Potential security breaches through cybersecurity attacks and our failure to comply with increasingly complex related legislation could negatively impact our business.
We rely extensively on computer systems to process transactions and manage our business, and our business is increasingly at risk from, and may be impacted by, cybersecurity attacks that continue to increase in number, intensity and sophistication. These could include internal and external attempts to gain unauthorized access to our data and computer systems to disrupt operations, corrupt data, or steal confidential information. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. Attacks can be both individual and/or highly organized attempts organized by very sophisticated hacking organizations. We employ a number of processes, procedures and controls to prevent, detect and mitigate these threats, which include password protection, frequent password change events, firewall detection systems, frequent backups, a redundant data system for core applications and annual penetration testing; however, there is no guarantee such measures, as well as our increased awareness of a risk of a cybersecurity attack, will be successful in preventing such an attack. Even the most well-protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk. A cybersecurity attack could compromise the confidential information of our employees, tenants, customers and vendors, and could disrupt and materially affect our business operations, including by damaging business relationships.
Any compromise of our security could also result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation, loss or misuse of the information (which may be confidential, proprietary and/or commercially sensitive in nature) and a loss of confidence in our security measures, which could harm our business. In addition, new laws and regulations governing data privacy and the unauthorized disclosure of confidential information pose increasingly complex compliance challenges and potentially elevated compliance costs across multiple domestic and foreign jurisdictions where we might be exposed to liability, and any failure to comply with such laws and regulations could result in significant penalties and legal liability.

Our failure to maintain satisfactory labor relations could have a material adverse effect on our business, results of operations, cash flow and financial condition.

As of December 31, 2019, we employed 831 employees. There are currently collective bargaining agreements which cover 591 employees, or 71% of our workforce, that service all of our office properties. We have not experienced a strike or work stoppage at any of our properties and in the opinion of management overall employee relations are good and no labor stoppages are anticipated. Our inability to negotiate acceptable contracts with any of these unions as existing agreements expire could result in strikes or work stoppages by the affected workers. If our unionized employees were to engage in a strike or other work stoppage, we could experience a significant disruption of our operations, which could adversely affect our business, results of operations, cash flow and financial condition. In the event of a work stoppage for any extended period of time, we would likely seek to engage temporary workers to provide tenant services, which would result in increased operating costs.
Risks Related to Our Organization and Structure
Holders of ESRT Class B common stock have a significant vote in matters submitted to a vote of ESRT Securityholders.
As part of our formation, we sought to give each contributing investor an option to hold equity interests which would allow such investor to vote on Company matters in proportion to such investor’s economic ownership in the consolidated entity, whether such investor elected taxable Class A common stock or tax-deferred operating partnership units. Thus, the original investors were offered the opportunity to contribute their interests to us in exchange for (a) ESRT Class A common stock, (b) operating partnership units, (c) a mix of one share of ESRT Class B common stock and 49 operating partnership units for each 50 operating partnership units to which an investor was otherwise entitled, or (d) any combination of items (a), (b) and (c). Each outstanding share of ESRT Class B common stock, when accompanied by 49 operating partnership units, entitles the holder thereof to 50 votes on all matters on which ESRT Class A common securityholders are entitled to vote, including the election of directors.
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
Other members of ESRT senior management team also have strong industry reputations and experience, which aid us in attracting, identifying and exploiting opportunities. The loss of the services of one or more members of ESRT's senior management team, particularly Anthony E. Malkin, could materially and adversely affect us.
Tax consequences to holders of operating partnership units upon a sale or refinancing of our properties may cause the interests of certain members of ESRT senior management team to differ from your own.
As a result of the unrealized built-in gain attributable to a property at the time of contribution, some holders of operating partnership units, including Anthony E. Malkin and Peter L. Malkin, may suffer different and more adverse tax consequences than other holders of operating partnership units upon the sale or refinancing of the properties owned by us, including disproportionately greater allocations of items of taxable income and gain upon a realization event. As those holders will not receive a correspondingly greater distribution of cash proceeds, they may have different objectives regarding the appropriate pricing, timing and other material terms of any sale or refinancing of certain properties, or whether to sell or refinance such properties at all. As a result, the effect of certain transactions on Anthony E. Malkin and Peter L. Malkin may influence their decisions affecting these properties and may cause such members of ESRT senior management team to attempt to delay, defer or prevent a transaction that might otherwise be in the best interests of our other securityholders. In connection with the formation transactions, we and ESRT entered into a tax protection agreement with Anthony E. Malkin and Peter L. Malkin pursuant to which we have agreed to indemnify the Malkin Group and one additional third party investor in Metro Center (who was one of the original landowners and was involved in the development of the property) against certain tax liabilities if those tax liabilities result from (i) our sale, transfer, conveyance, or other taxable disposition of four specified properties (First Stamford Place, Metro Center, 10 Bank Street and 1542 Third Avenue) acquired by us in the consolidation for a period of 12 years from the consolidation in 2013 with respect to First Stamford Place and for the later of (x) eight years from the consolidation in 2013 or (y) the death of both Peter L. Malkin and Isabel W. Malkin who are 86 and 83 years old, respectively, for the three other properties, (ii) our failing to maintain until maturity the indebtedness secured by those properties or failing to use commercially reasonable efforts to refinance such indebtedness upon maturity in an amount equal to the principal balance of such indebtedness, or, if we are unable to refinance such indebtedness at its current principal amount, at the highest principal amount possible, or (iii) our failing to make available to any of these continuing investors the opportunity to guarantee, or otherwise bear the risk of loss, for U.S. federal income tax purposes, of their allocable share of $160 million of aggregate indebtedness meeting certain requirements, until such continuing investor owns less than the aggregate number of operating partnership units and shares of ESRT common stock equal to 50% of the aggregate number of such units and shares such continuing investor received in the formation transactions. As a result of entering into the tax protection agreement, Anthony E. Malkin and Peter L. Malkin may have an incentive to cause us to enter into transactions from which they may personally benefit.
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
In order for ESRT to qualify as a REIT no more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year, and at least 100 persons must beneficially own its stock during at least 335 days of a taxable year of 12 months, or during a proportionate portion of a shorter taxable year. “Individuals” for this purpose include natural persons, private foundations, some employee benefit plans and trusts and some charitable trusts. To assist ESRT in complying with these limitations, among other purposes, ESRT’s charter generally prohibits any person from directly or indirectly owning more than 9.8% in value or number of shares, whichever is more restrictive, of the outstanding shares of ESRT’s capital stock or more than 9.8% in value or number of shares, whichever is more restrictive, of the outstanding shares of ESRT’s common stock. These ownership limitations could have the effect of discouraging a takeover or other transaction in which holders of ESRT’s common stock might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests. ESRT has entered into a waiver of the 9.8% ownership limit with an institutional investor to permit this investor to own up to 15% of the outstanding shares of ESRT's Class A common stock, as well as an additional waiver to permit affiliates of QIA to own (or, where applicable for QIA or its affiliates to refrain from acquiring, purchasing or intentionally becoming the beneficial or constructive owner of any common stock in excess of) an aggregate amount of Class A common stock equal to up to a 9.9% fully diluted economic interest in ESRT (inclusive of all outstanding common OP units and LTIP units), which currently equals approximately 16.5% of ESRT's outstanding Class A common stock.
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
As of December 31, 2019, Anthony E. Malkin, ESRT’s Chairman and Chief Executive Officer, together with the Malkin Group, has the right to vote 40,859,706 shares of ESRT’s common stock, which represents approximately 17.6% of the voting power of ESRT’s outstanding common stock. Consequently, Mr. Malkin has the ability to influence the outcome of matters presented to ESRT securityholders, including the election of ESRT’s board of directors and approval of significant corporate transactions, including business combinations, consolidations and mergers and the determination of ESRT’s day-to-day corporate and management policies.

As of December 31, 2019, QIA had a 10.0% fully diluted interest in us, which represented 16.5% of the outstanding ESRT Class A common stock. Pursuant to the terms of ESRT's stockholders agreement with QIA, QIA generally has the right (but not the obligation) to maintain its fully diluted economic interest in ESRT by purchasing additional shares of ESRT's Class A common stock when ESRT or we issue additional common equity securities from time to time. While QIA has agreed to limit its voting power on all matters presented to ESRT's securityholders to no more than 9.9% of total number of votes entitled to be cast, QIA has also agreed to vote its shares in favor of the election of all director nominees recommended by ESRT's board of directors.
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
Our investment, financing, leverage and distribution policies and our policies with respect to all other activities, including growth, debt, capitalization and operations, will be determined by our sole general partner, ESRT, acting through its board of directors. These policies may be amended or revised at any time and from time to time at the discretion of ESRT without notice to or a vote of our securityholders. This could result in us conducting operational matters, making investments or pursuing different business or growth strategies. Under these circumstances, ESRT may expose us to different and more significant risks in the future, which could have a material adverse effect on our business and growth. In addition, ESRT may change our policies with respect to conflicts of interest provided that such changes are consistent with applicable legal requirements. A change in these policies could have an adverse effect on our results of operations, cash flow, financial condition, and our ability to service debt and to make distributions to our securityholders.
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
We or ESRT cannot predict whether future issuances of shares of ESRT's common stock or our operating partnership units or the availability of shares for resale in the open market will decrease the market price per share/unit of ESRT's common stock and traded OP units. In August 2016, ESRT entered into a registration rights agreement with QIA in connection with its purchase of 29,610,854 shares of ESRT Class A common stock, which required ESRT to use commercially reasonable efforts to file with the Securities and Exchange Commission within 180 days following the closing of the sale, a resale shelf registration statement providing for the resale of QIA’s shares. ESRT filed the resale shelf registration statement with the SEC on February 2, 2017 and renewed it on August 3, 2017. Subsequently, QIA is entitled to cause ESRT to include in the registration statement such additional shares of ESRT's Class A common stock as QIA may acquire from time to time, up to a 9.9% fully diluted interest in ESRT. We and ESRT will bear the costs of registering the securities subject to the registration rights agreement, and once these shares are registered, they will be freely tradable, subject to any applicable lock-up agreements. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of ESRT's common stock and our traded OP units and could impair ESRT's and our ability to raise additional capital through the sale of equity securities in the future. In particular, as of December 31, 2019, QIA owns approximately 16.5% of the outstanding shares of ESRT's Class A common stock. If QIA decides to sell all or a substantial portion of its shares, it could have a material adverse impact on the market price of ESRT's common stock and our traded OP units.
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
Our balance sheet includes significant amounts of goodwill. The impairment of a significant portion of this goodwill could negatively affect our business, results of operations, cash flow and financial condition.
Our balance sheet includes goodwill of approximately $491.5 million at December 31, 2019. These assets consist primarily of goodwill associated with our acquisition of the controlling interest in Empire State Building Company L.L.C. and 501 Seventh Avenue Associates L.L.C. We also expect to engage in additional acquisitions, which may result in our recognition of additional goodwill. Under accounting standards goodwill is not amortized. On an annual basis and whenever events or changes in circumstances indicate the carrying value or goodwill may be impaired, we are required to assess whether there have been impairments in the carrying value of goodwill. If the carrying value of the asset is determined to be impaired, then it is written down to fair value by a charge to operating earnings. An impairment of goodwill could have a material adverse effect on our business, results of operations, cash flow and financial condition.
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
Pursuant to the formation transactions, Malkin Properties of Connecticut, Inc., a Connecticut corporation, or Malkin Properties CT, and Malkin Construction Corp., a Connecticut corporation, or Malkin Construction merged with and into a subsidiary of ESRT, with the subsidiary surviving, in a transaction that was intended to be treated as a reorganization under the Code, and which subsidiary was subsequently contributed to us. Each of Malkin Properties CT and Malkin Construction had previously elected to be treated as an S Corporation for U.S. federal income tax purposes under Section 1361 of the Code with respect to periods preceding our formation transactions. If either of Malkin Properties CT or Malkin Construction had failed to qualify as an S corporation with respect to periods preceding our formation transaction, we could have assumed material U.S. federal income tax liabilities in connection with the formation transactions and/or may be subject to certain other adverse tax consequences. No rulings from the IRS were requested and no opinions of counsel were rendered regarding the U.S. federal income tax treatment of any of Malkin Properties CT or Malkin Construction with respect to periods preceding our formation transactions. Accordingly, no assurance can be given that Malkin Properties CT or Malkin Construction qualified as an S corporation for U.S. federal income tax purposes during such periods, or that these entities did not have any other tax liabilities. In addition, Malkin Holdings LLC merged with a subsidiary of us in the formation transactions, and as a result, we may have inherited any liabilities, including any tax liabilities, of Malkin Holdings LLC.
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
From time to time we may dispose of properties in transactions that are intended to qualify as Section 1031 Exchanges. It is possible that the qualification of a transaction as a Section 1031 Exchange could be successfully challenged and determined to be currently taxable. In such case, our taxable income and earnings and profits would increase. This could increase the dividend income to our stockholders by reducing any return of capital they received. In some circumstances, we may be required to pay additional dividends or, in lieu of that, corporate income tax, possibly including interest and penalties. In addition, if the underlying property is a dealer property, our gains from the sale of the property would be subject to a 100% tax. As a result, we may be required to borrow funds in order to pay additional dividends or taxes, and the payment of such taxes could cause us to have less cash available to distribute to our stockholders. In addition, if a Section 1031 Exchange were later to be determined to be taxable, we may be required to amend our tax returns for the applicable year in question, including any information reports we sent our stockholders. Moreover, it is possible that legislation could be enacted that could modify or repeal the laws with respect to Section 1031 Exchanges, which could make it more difficult or impossible for us to dispose of properties on a tax deferred basis.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As of December 31, 2019, we did not have any unresolved comments from the staff of the SEC.

ITEM 2. PROPERTIES

Our Portfolio Summary
As of December 31, 2019, our portfolio consisted of 14 office properties and six standalone retail properties totaling approximately 10.1 million rentable square feet and was approximately 88.6% occupied, yielding approximately $554.8 million of annualized rent. Giving effect to leases signed but not yet commenced, our portfolio was approximately 91.2% leased as of December 31, 2019. In addition, we owned entitled land that will support the development of an approximately 415,000 rentable square foot office building and garage ("Metro Tower") at the Stamford Transportation Center in Stamford, Connecticut, adjacent to one of our office properties. The table below presents an overview of our portfolio as of December 31, 2019.

					Annualized
		Rentable			Rent per
		Square	Percent	Annualized	Occupied	Number of
Property Name	Location or Sub-Market	Feet (1)	Occupied (2)	Rent (3)	Square Foot (4)	Leases (5)
Manhattan Office Properties - Office
The Empire State Building (6)	Penn Station -Times Sq. South	2,711,163	95.0%	$155,183,111	$60.25	168
One Grand Central Place	Grand Central	1,249,248	87.2%	64,693,231	59.39	187
1400 Broadway (7)	Penn Station -Times Sq. South	914,983	88.3%	43,275,161	53.56	24
111 West 33rd Street (8)	Penn Station -Times Sq. South	641,067	95.4%	36,721,047	60.03	23
250 West 57th Street	Columbus Circle - West Side	473,811	72.3%	21,181,440	61.87	43
501 Seventh Avenue	Penn Station -Times Sq. South	461,652	81.6%	18,610,631	49.42	28
1359 Broadway	Penn Station -Times Sq. South	455,849	97.5%	24,472,645	55.09	33
1350 Broadway (9)	Penn Station -Times Sq. South	372,643	85.3%	18,856,099	59.29	56
1333 Broadway	Penn Station -Times Sq. South	292,835	80.3%	12,430,192	52.88	9
Manhattan Office Properties - Office		7,573,251	89.8%	395,423,557	58.14	571

Manhattan Office Properties - Retail
The Empire State Building (10)	Penn Station -Times Sq. South	104,862	69.5%	13,533,939	185.82	13
One Grand Central Place	Grand Central	68,732	79.0%	6,438,552	118.57	13
1400 Broadway (7)	Penn Station -Times Sq. South	20,418	77.4%	2,049,950	129.64	8
112 West 34th Street (8)	Penn Station -Times Sq. South	90,132	100.0%	23,273,046	258.21	4
250 West 57th Street	Columbus Circle - West Side	67,927	100.0%	10,315,884	151.87	8
501 Seventh Avenue	Penn Station -Times Sq. South	33,632	87.3%	2,018,064	68.74	8
1359 Broadway	Penn Station -Times Sq. South	27,506	100.0%	2,346,399	85.30	6
1350 Broadway	Penn Station -Times Sq. South	31,774	95.6%	7,126,817	234.52	5
1333 Broadway	Penn Station -Times Sq. South	67,001	100.0%	9,318,123	139.07	4
Manhattan Office Properties - Retail		511,984	88.9%	76,420,774	167.86	69
Sub-Total/Weighted Average Manhattan Office Properties - Office and Retail		8,085,235	89.7%	471,844,331	65.03	640

Greater New York Metropolitan Area Office Properties
First Stamford Place (11)	Stamford, CT	779,098	87.9%	29,645,250	43.31	44
Metro Center	Stamford, CT	287,909	86.5%	15,566,110	62.51	24
383 Main Street	Norwalk, CT	260,546	49.7%	3,853,921	29.74	20
500 Mamaroneck Avenue	Harrison, NY	287,157	82.8%	7,152,838	30.10	29
10 Bank Street	White Plains, NY	232,517	100.0%	8,361,727	35.96	36
Sub-Total/Weighted Average Greater New York Metropolitan Office Properties		1,847,227	83.0%	64,579,846	42.12	153

Standalone Retail Properties
10 Union Square	Union Square	58,007	92.6%	6,099,375	113.55	11
1542 Third Avenue	Upper East Side	56,250	100.0%	4,151,047	73.80	4
1010 Third Avenue	Upper East Side	44,662	100.0%	3,612,691	80.89	2
77 West 55th Street	Midtown	25,388	100.0%	2,773,026	109.23	3
69-97 Main Street	Westport, CT	16,958	48.5%	985,964	119.90	2
103-107 Main Street	Westport, CT	4,330	100.0%	770,916	178.04	1
Sub-Total/Weighted Average Standalone Retail Properties		205,595	93.7%	18,393,019	95.52	23
Portfolio Total		10,138,057	88.6%	$554,817,196	$61.77	816

Total/Weighted Average Office Properties		9,420,478	88.5%	$460,003,403	$55.19	724
Total/Weighted Average Retail Properties (12)		717,579	90.3%	94,813,793	146.36	92
Portfolio Total		10,138,057	88.6%	$554,817,196	$61.77	816

(1)	Excludes (i) 193,268 square feet of space across our portfolio attributable to building management use and tenant amenities and (ii) 79,613 square feet of space attributable to our observatory.

(2)	Based on leases signed and commenced as of December 31, 2019 and calculated as (i) rentable square feet less available square feet divided by (ii) rentable square feet.

(3)	Represents annualized base rent and current reimbursement for operating expenses and real estate taxes.

(4)	Represents annualized rent under leases commenced as of December 31, 2019 divided by occupied square feet.

(5)
Represents the number of leases at each property or on a portfolio basis. If a tenant has more than one lease, whether or not at the same property, but with different expirations, the number of leases is calculated equal to the number of leases with different expirations.

(6)	Includes 36,970 rentable square feet of space leased by our broadcasting tenants.

(7)	Denotes a ground leasehold interest in the property with a remaining term, including unilateral extension rights available to the Company, of approximately 44 years (expiring December 31, 2063).

(8)	Denotes a ground leasehold interest in the property with a remaining term, including unilateral extension rights available to the Company, of approximately 58 years (expiring May 31, 2077).

(9)	Denotes a ground leasehold interest in the property with a remaining term, including unilateral extension rights available to us, of approximately 31 years (expiring July 31, 2050).

(10)	Includes 5,300 rentable square feet of space leased by WDFG North America, a licensee of our observatory.

(11)	First Stamford Place consists of three buildings.

(12)	Includes 511,984 rentable square feet of retail space in our Manhattan office properties.

Tenant Diversification
As of December 31, 2019, our office and retail portfolios were leased to a diverse tenant base consisting of approximately 816 leases. Our tenants represent a broad array of industries as follows:

Diversification by Industry	Percent (1)
Arts and entertainment	2.5%
Broadcast	1.0%
Consumer goods	20.3%
Finance, insurance, real estate	16.4%
Government entity	1.7%
Healthcare	2.0%
Legal services	4.9%
Media and advertising	4.4%
Non-profit	3.9%
Professional services (not including legal services)	10.2%
Retail	17.0%
Technology	10.1%
Others	5.6%
Total	100.0%

(1) Based on annualized rent.
The following table sets forth information regarding the 20 largest tenants in our portfolio based on annualized rent as of December 31, 2019.

			Weighted		Percent of
			Average	Total	Portfolio		Percent of
			Remaining	Occupied	Rentable		Portfolio
		Lease	Lease	Square	Square	Annualized	Annualized
Tenant	Property	Expiration (1)	Term (2)	Feet (3)	Feet (4)	Rent (5)	Rent (6)
Global Brands Group	ESB, 1333 Broadway	Oct 2023-Oct. 2028	8.1 years	668,942	6.6%	$36,579,836	6.6%
LinkedIn	Empire State Building	Aug. 2036	16.7 years	312,947	3.1%	18,434,225	3.3%
Coty Inc.	Empire State Building	Apr. 2020 - Jan. 2030	5.3 years	312,471	3.1%	17,712,823	3.2%
PVH Corp.	501 Seventh Avenue	Oct. 2028	8.8 years	237,281	2.3%	11,716,228	2.1%
Sephora	112 West 34th Street	Jan. 2029	9.1 years	11,334	0.1%	10,468,996	1.9%
Li & Fung	1359 Broadway	Oct. 2021-Oct. 2027	4.3 years	149,436	1.5%	7,701,934	1.4%
Signature Bank	1333 & 1400 Broadway	Jul. 2030 - Apr. 2035	14.8 years	124,884	1.2%	7,540,459	1.4%
Urban Outfitters	1333 Broadway	Sept. 2029	9.8 years	56,730	0.6%	7,367,374	1.3%
Macy's	111 West 33rd Street	May 2030	10.4 years	131,117	1.3%	7,157,511	1.3%
Foot Locker	112 West 34th Street	Sept. 2031	11.8 years	34,192	0.3%	6,898,262	1.2%
Federal Deposit Insurance Corp.	Empire State Building	Dec. 2024	5.0 years	119,226	1.2%	6,837,182	1.2%
Duane Reade/Walgreen's	ESB, 1350 B'Way, 250 West 57th	Feb. 2021-Sept. 2027	4.9 years	47,541	0.5%	6,704,508	1.2%
HNTB Corporation	Empire State Building	Feb. 2029	9.2 years	105,143	1.0%	6,666,632	1.2%
The Interpublic Group of Co's, Inc.	111 West 33rd Street & 1400 B'way	Jul. 2024 0 Feb. 2025	4.8 years	124,884	1.2%	6,443,584	1.2%
Legg Mason	First Stamford Place	Sept. 2024	4.8 years	137,583	1.4%	6,407,814	1.2%
Shutterstock	Empire State Building	Apr. 2029	9.3 years	104,386	1.0%	5,953,855	1.1%
Fragoman	1400 Broadway	Feb. 2035	15.2 years	107,680	1.1%	5,922,400	1.1%
WDFG North America	Empire State Building	Dec. 2025	6.0 years	5,300	0.1%	5,863,030	1.1%
The Michael J. Fox Foundation	111West 33rd Street	Nov. 2029	9.9 years	86,492	0.9%	5,390,818	1.0%
ASCAP	250 West 57th Street	Aug. 2034	14.7 years	87,943	0.9%	5,345,814	1.0%
Total				$2,965,512	29.4%	$193,113,285	35.0%

(1)	Expiration dates are per lease and do not assume exercise of renewal or extension options. For tenants with more than two leases, the lease expiration is shown as a range.

(2)	Represents the weighted average remaining lease term, based on annualized rent.

(3)	Based on leases signed and commenced as of December 31, 2019.

(4)	Represents the percentage of rentable square feet of our office and retail portfolios in the aggregate.

(5)	Represents annualized base rent and current reimbursement for operating expenses and real estate taxes.

(6)	Represents the percentage of annualized rent of our office and retail portfolios in the aggregate.

Lease Expirations
We expect to benefit from the re-leasing of 7.4%, or approximately 558,246 rentable square feet, of our Manhattan office leases expiring during 2020, which we generally believe are currently at below-market rates. During 2017, 2018 and 2019, we generally obtained higher base rents on new and renewed leases at our Manhattan office properties. These increased rents are partly due to an increase in the total rentable square footage of such space as a result of remeasurement and application of market loss factors to our space.
The following table sets forth new and renewal leases entered into at our Manhattan office properties (excluding the retail component of these properties), the weighted average annualized cash rent per square foot for new and renewal leases executed during the year, the previous weighted average annualized cash rent prior to the renewal or re-leasing of these leases and the percent increase in mark-to market rent.

	Year Ended December 31,
	2019	2018	2017
New and renewal leases entered into during the year (square feet)	970,443	837,487	865,251

Weighted average annualized cash rent per square foot for new and renewal leases executed during the year	$65.91	$61.39	$59.26

Weighted average annualized cash rent per square foot for previous leases	$54.72	$49.29	$43.70

Increase in mark-to-market rent	20.4%	24.5%	35.6%

The following tables set forth a summary schedule of the lease expirations for leases in place as of December 31, 2019 plus available space for each of the ten calendar years beginning with the year ended December 31, 2019 at the properties in our portfolio. The information set forth in the table assumes that tenants exercise no renewal options and all early termination rights.

All properties

			Percent of
		Rentable	Portfolio			Annualized
	Number	Square	Rentable		Percent of	Rent Per
	of Leases	Feet	Square Feet	Annualized	Annualized	Rentable
Year of Lease Expiration	Expiring (1)	Expiring (2)	Expiring	Rent (3)	Rent	Square Foot
Available	—	893,363	8.8%	$—	—%	$—
Signed leases not commenced	25	262,621	2.6%	—	—%	—
Fourth quarter 2019	12	52,705	0.5%	2,512,326	0.5%	47.67
2020	124	769,772	7.6%	44,838,023	8.1%	58.25
2021	104	660,924	6.5%	38,190,079	6.9%	57.78
2022	110	570,712	5.6%	36,716,025	6.6%	64.33
2023	86	684,157	6.7%	42,811,151	7.7%	62.58
2024	84	806,258	8.0%	48,199,253	8.7%	59.78
2025	68	449,796	4.4%	33,119,723	6.0%	73.63
2026	55	730,874	7.2%	40,651,456	7.3%	55.62
2027	46	541,363	5.3%	32,345,164	5.8%	59.75
2028	28	1,038,287	10.2%	56,895,634	10.3%	54.80
2029	34	855,645	8.4%	60,777,278	11.0%	71.03
Thereafter	65	1,821,580	18.2%	117,761,084	21.1%	65.65
Total	841	10,138,057	100.0%	$554,817,196	100.0%	$61.77

Manhattan Office Properties (4)

			Percent of
		Rentable	Portfolio			Annualized
	Number	Square	Rentable		Percent of	Rent Per
	of Leases	Feet	Square Feet	Annualized	Annualized	Rentable
Year of Lease Expiration	Expiring (1)	Expiring (2)	Expiring	Rent (3)	Rent	Square Foot
Available	—	553,707	7.3%	$—	—%	$—
Signed leases not commenced	19	218,629	2.9%	—	—%	—
Fourth quarter 2019	10	29,763	0.4%	1,618,591	0.4%	54.38
2020	90	558,246	7.4%	30,383,852	7.7%	54.43
2021	66	419,381	5.5%	23,884,192	6.0%	56.95
2022	81	380,806	5.0%	22,575,532	5.7%	59.28
2023	63	513,024	6.8%	30,207,994	7.6%	58.88
2024	61	569,494	7.5%	32,968,415	8.3%	57.89
2025	44	291,977	3.9%	18,270,905	4.6%	62.58
2026	35	519,454	6.9%	29,833,963	7.5%	57.43
2027	33	407,276	5.4%	23,056,903	5.8%	56.61
2028	18	948,934	12.5%	52,754,107	13.3%	55.57
2029	23	629,262	8.3%	36,879,869	9.3%	58.61
Thereafter	47	1,533,298	20.2%	92,989,234	23.8%	60.65
Total	590	7,573,251	100.0%	$395,423,557	100.0%	$58.14

Greater New York Metropolitan Area Office Properties

			Percent of
		Rentable	Portfolio			Annualized
	Number	Square	Rentable		Percent of	Rent Per
	of Leases	Feet	Square Feet	Annualized	Annualized	Rentable
Year of Lease Expiration	Expiring (1)	Expiring (2)	Expiring	Rent (3)	Rent	Square Foot
Available	—	290,105	15.7%	$—	—%	$—
Signed leases not commenced	3	23,790	1.3%	—	—%	—
Fourth quarter 2019	2	22,942	1.2%	893,735	1.4%	38.96
2020	23	165,677	9.0%	8,389,370	13.0%	50.64
2021	30	211,463	11.4%	9,229,602	14.3%	43.65
2022	20	131,159	7.1%	5,033,664	7.8%	38.38
2023	13	116,429	6.3%	5,625,440	8.7%	48.32
2024	13	211,452	11.4%	9,454,115	14.6%	44.71
2025	17	124,824	6.8%	4,170,289	6.5%	33.41
2026	11	136,739	7.4%	5,443,406	8.4%	39.81
2027	8	77,821	4.2%	2,863,088	4.4%	36.79
2028	6	81,366	4.4%	2,924,296	4.5%	35.94
2029	5	128,301	6.9%	5,011,126	7.8%	39.06
Thereafter	5	125,159	6.9%	5,541,715	8.6%	44.28
Total	156	1,847,227	100.0%	$64,579,846	100.0%	$42.12

Retail (5)

			Percent of
		Rentable	Portfolio			Annualized
	Number	Square	Rentable		Percent of	Rent Per
	of Leases	Feet	Square Feet	Annualized	Annualized	Rentable
Year of Lease Expiration	Expiring (1)	Expiring (2)	Expiring	Rent (3)	Rent	Square Foot
Available	—	49,551	6.9%	$—	—%	$—
Signed leases not commenced	3	20,202	2.8%	—	—%	—
Fourth quarter 2019	—	—	—%	—	—%	—
2020	11	45,849	6.4%	6,064,801	6.4%	132.28
2021	8	30,080	4.2%	5,076,285	5.4%	168.76
2022	9	58,747	8.2%	9,106,829	9.6%	155.02
2023	10	54,704	7.6%	6,977,717	7.4%	127.55
2024	10	25,312	3.5%	5,776,723	6.1%	228.22
2025	7	32,995	4.6%	10,678,529	11.3%	323.64
2026	9	74,681	10.4%	5,374,087	5.7%	71.96
2027	5	56,266	7.8%	6,425,173	6.8%	114.19
2028	4	7,987	1.1%	1,217,231	1.3%	152.40
2029	6	98,082	13.7%	18,886,283	19.9%	192.56
Thereafter	13	163,123	22.8%	19,230,135	20.1%	117.89
Total	95	717,579	100.0%	$94,813,793	100.0%	$146.36

The Empire State Building (6)

			Percent of
		Rentable	Portfolio			Annualized
	Number	Square	Rentable		Percent of	Rent Per
	of Leases	Feet	Square Feet	Annualized	Annualized	Rentable
Year of Lease Expiration	Expiring (1)	Expiring (2)	Expiring	Rent (3) (7)	Rent	Square Foot
Available	—	102,923	3.8%	$—	—%	$—
Signed leases not commenced	3	32,381	1.2%	—	—%	—
Fourth quarter 2019	1	3,045	0.1%	205,590	0.1%	67.52
2020	25	281,953	10.4%	15,282,779	9.8%	54.20
2021	18	100,971	3.7%	5,926,900	3.8%	58.70
2022	23	118,751	4.4%	7,537,771	4.9%	63.48
2023	21	105,319	3.9%	6,941,595	4.5%	65.91
2024	18	227,351	8.4%	14,198,337	9.1%	62.45
2025	12	96,753	3.6%	6,348,452	4.1%	65.62
2026	10	132,344	4.9%	8,221,791	5.3%	62.12
2027	8	29,184	1.1%	1,762,316	1.1%	60.39
2028	4	545,713	20.1%	30,765,395	19.8%	56.38
2029	7	282,020	10.4%	17,327,003	11.2%	61.44
Thereafter	21	652,455	24.0%	40,665,182	26.3%	62.33
Total	171	2,711,163	100.0%	$155,183,111	100.0%	$60.25

The Empire State Building Broadcasting Licenses and Leases

		Annualized		Percent of
	Annualized	Expense	Annualized	Annualized
Year of Lease Expiration	Base Rent (8)	Reimbursements	Rent (3)	Rent
Fourth quarter 2019	$31,710	$9,350	$41,060	0.3%
2020	236,508	61,669	298,177	2.0%
2021	55,685	95,592	151,277	1.0%
2022	1,687,610	419,185	2,106,795	14.4%
2023	82,480	24,996	107,476	0.7%
2024	65,000	35,789	100,789	0.7%
2025	1,533,492	178,579	1,712,071	11.7%
2026	807,668	82,290	889,958	6.1%
2027	787,969	76,331	864,300	5.9%
2028	248,614	14,028	262,642	1.8%
2029	—	—	—	—%
Thereafter	7,134,396	956,421	8,090,817	55.4%
Total	$12,671,132	$1,954,230	$14,625,362	100.0%

(1)	If a lease has two different expiration dates, it is considered to be two leases (for the purposes of lease count and square footage).

(2)	Excludes (i) 193,268 rentable square feet across our portfolio attributable to building management use and tenant amenities and (ii) 79,613 square feet of space attributable to our observatory.

(3)	Represents annualized base rent and current reimbursement for operating expenses and real estate taxes.

(4)	Excludes (i) retail space in our Manhattan office properties and (ii) the Empire State Building broadcasting licenses and observatory operations.

(5)	Includes an aggregate of 511,984 rentable square feet of retail space in our Manhattan office properties. Excludes the Empire State Building broadcasting licenses and observatory operations.

(6)	Excludes retail space, broadcasting licenses and observatory operations.

(7)
Includes approximately $5.1 million of annualized rent related to physical space occupied by broadcasting tenants for their broadcasting operations. Does not include license fees charges to broadcast tenants.

(8)	Represents license fees for the use of the Empire State Building mast and base rent for the physical space occupied by broadcasting tenants.
Undeveloped Properties
We own entitled land that will support the development of Metro Tower, a 17-story, multi-tenanted commercial office building that is expected to comprise approximately 415,000 rentable square feet on 13 floors of office space. The site is directly adjacent to Metro Center, one of our office properties, and the Stamford Transportation Center. All required zoning approvals have been obtained to allow for development of Metro Tower. We intend to develop Metro Tower when we deem the appropriate combination of local market and other conditions are in place.
Redevelopment and Repositioning

From 2002 through 2006, we gradually gained full control of the day-to-day management of our Manhattan office properties (with the estate of Leona M. Helmsley previously holding certain approval rights at some of these properties as a result of its interest in the entities owning the properties). Since then, we have been undertaking a comprehensive redevelopment and repositioning strategy of our Manhattan office properties that has included the physical improvement through upgrades and modernization of, and tenant upgrades in, such properties. Since we assumed full control of the day-to-day management of our Manhattan office properties beginning with One Grand Central Place in 2002, and through December 31, 2019, we have invested a total of approximately $918.6 million (excluding tenant improvement costs and leasing commissions) in our Manhattan office properties pursuant to this program. We intend to fund capital improvements through a combination of operating cash flow, cash on hand and borrowings.

The improvements, within our redevelopment and repositioning program, include restored, renovated and upgraded or new lobbies, elevator modernization, renovated public areas and bathrooms, refurbished or new windows, upgrade and standardization of retail storefront and signage, façade restorations, modernization of building-wide systems, and enhanced tenant amenities. These improvements are designed to improve the overall value and attractiveness of our properties and have contributed significantly to our tenant repositioning efforts, which seek to increase our occupancy, raise our rental rates, increase our rentable square feet, increase our aggregate rental revenue, lengthen our average lease term, increase our average lease size, and improve our tenant credit quality. We have also aggregated smaller spaces in order to offer larger blocks of office space, including multiple floors, that are attractive to larger, higher credit-quality tenants, as well as to offer new, pre-built suites with improved layouts. This strategy has shown what we believe to be attractive results to date, and we believe has the potential to improve our operating margins and cash flows in the future. We believe we will continue to enhance our tenant base and improve rents as our pre-redevelopment leases continue to expire and be re-leased.

During the second quarter of 2017, we commenced a multi-year capital project at the Empire State Building which we believe improves the convenience for office tenants and their visitors, increases the value of our 34th Street facing retail space, enhances the Observatory visitor experience, and increases Observatory revenue per capita.

In the first phase of the project, which we completed in the third quarter 2018, we relocated the present Observatory entrance, previously located on Fifth Avenue, to a new, larger, dedicated entrance for Observatory visitors at the western side of the Empire State Building on 34th Street. The new entrance eliminates Observatory visitor flow into the Fifth Avenue lobby and streamlines the visitor exit from that lobby, thereby reducing Observatory traffic in the lobby by more than 50% and improving Fifth Avenue access for our office tenants and their visitors.

During the third quarter 2019 we opened the second phase of the project, the new second floor galleries and in the fourth quarter 2019 we completed the final phase, the redevelopment of the 80th floor and opened the newly renovated 102nd floor observatory.

Expenditures, which began during the second quarter 2017, were $155.4 million through December 31, 2019. This investment is an example of continually looking at ways to innovate and enhance the office and retail tenant and visitor experience at the Empire State Building.

The greater New York metropolitan area office market is soft, and we compete with properties that have been redeveloped recently or have planned redevelopment. We expect to spend approximately $40 million through 2020 on our well-maintained and well-located properties’ common areas and amenities to ensure competitiveness and protect our market position. Expenditures, which began during the second quarter 2018, were $29.0 million through December 31, 2019.

ITEM 3. LEGAL PROCEEDINGS

Refer to “Financial Statements-Note 8-Commitments and Contingencies” in this Annual Report on Form 10-K for a description of any pending legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
We have four series of partnership units ("OP Units") - Series PR OP Units, Series ES OP Units, Series 60 OP Units and Series 250 OP Units. The Series ES OP Units, Series 60 OP Units and Series 250 OP Units (together, the "traded OP units") are listed on the NYSE Arca, Inc. exchange ("NYSE Arca") under the symbols "ESBA," "OGCP," and "FISK," respectively. The Series PR OP Units are not listed on any exchange and are not traded.
On February 24, 2020, the last sales price for our Series ES OP Units on the NYSE Arca was $13.22 per share. On February 24, 2020, the last sales price for our Series 60 OP Units on the NYSE Arca was $13.19 per share. On February 24, 2020, the last sales price for our Series 250 OP Units on the NYSE Arca was $13.75 per share.
Holders
As of February 24, 2020, we had approximately 655 registered holders of Series PR OP Units, 1,493 registered holders of Series ES OP Units, 468 registered holders of Series 60 OP Units and 317 registered holders of Series 250 OP Units. Certain shares and OP Units are held in "street" name and accordingly, the number of beneficial owners of such shares and OP Units is not known or included in the foregoing totals.
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
Securities Authorized For Issuance Under Equity Compensation Plans
On May 16, 2019, the shareholders approved the Empire State Realty Trust, Inc. Empire State Realty OP, L.P. 2019 Equity Incentive Plan (the “2019 Plan”) was approved by our shareholders. The 2019 Plan provides for grants to directors, employees and consultants of our company and operating partnership, including options, restricted stock, restricted stock units, stock appreciation rights, performance awards, dividend equivalents and other equity-based awards, including LTIP units. An aggregate of approximately 11.0 million shares of our common stock are authorized for issuance under awards granted pursuant to the 2019 Plan. Following adoption by our shareholders of the 2019 Plan, we agreed not to issue any new equity awards under the First Amended and Restated Empire State Realty Trust, Inc. and Empire State Realty OP, L.P. 2013 Equity Incentive Plan ("2013 Plan", and collectively with the 2019 Plan, "the Plans"), which we adopted upon our IPO in 2013. The shares of Class A common stock underlying any awards under the 2019 Plan and the 2013 Plan that are forfeited, canceled or otherwise terminated, other than by exercise, will be added back to the shares of Class A common stock available for issuance under the 2019 Plan.  For a further discussion of the Plans, see Note 9 to the consolidated financial statements included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

The following table presents certain information about our equity compensation plans as of December 31, 2019:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)

Equity compensation plans approved by securityholders (1)	N/A	N/A	11,518,603	(2)
Equity compensation plans not approved by securityholders	—	—	—
Total	N/A	N/A	11,518,603
______________

(1)
These consist of the Empire State Realty Trust, Inc. Empire State Realty OP, L.P. 2019 Equity Incentive Plan and the First Amended and Restated Empire State Realty Trust, Inc. and Empire State Realty OP, L.P. 2013 Equity Incentive Plan.

(2)
The number of securities remaining available for future issuance consists of shares remaining available for issuance under the Empire State Realty Trust, Inc. Empire State Realty OP, L.P. 2019 Equity Incentive Plan adjusted for awards that have been forfeited, canceled or otherwise terminated, other than by exercise under the Empire State Realty Trust, Inc. Empire State Realty OP, L.P. 2019 Equity Incentive Plan and the First Amended and Restated Empire State Realty Trust, Inc. and Empire State Realty OP, L.P. 2013 Equity Incentive Plan.

As of December 31, 2019, we issued 346,115 shares of restricted stock and 8,496,980 LTIP units under the Plans.

Recent Sales of Unregistered Securities Use of Proceeds from Registered Securities; Repurchases of Equity Securities
In December 2019, the operating partnership completed an offer to exchange newly-issued Series 2019 Preferred Units ("Series 2019 Preferred Units") for up to 15,000,000 OP units on a pro rata basis from all tendering holders of (i) Series ES OP Units, (ii) Series 60 OP Units, (iii) Series 250 OP Units, and (iv) Series PR OP Units. Upon settlement of the exchange offer on December 6, 2019, the operating partnership issued 4,610,383 Series 2019 Private Perpetual Preferred Units in exchange for an aggregate of 4,610,383 tendered OP Units, consisting of 1,632,667 Series ES OP Units, 186,799 Series 250 OP Units, 302,608 Series 60 OP Units and 2,488,309 Series PR OP Units. The OP Units acquired by the Operating Partnership in the exchange offer were retired upon receipt. The Series 2019 Preferred Units were issued in the exchange offer in reliance on the exemption set forth in Section 3(a)(9) of the Securities Act for securities exchanged by an issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange. In connection with the exchange offer, the operating partnership incurred $0.5 million of costs.

ITEM 6. SELECTED FINANCIAL DATA.

The following table sets forth our selected financial data and should be read in conjunction with our Financial Statements and notes thereto included in Item 8, "Financial Statements and Supplementary Data" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report on Form 10-K.

	Year Ended December 31,
(amounts in thousands, except per share data)	2019	2018	2017	2016	2015
Operating Data
Total revenues	$731,343	$731,511	$709,526	$677,353	$657,534
Operating expenses:
Property operating expenses	174,977	167,379	163,531	153,850	158,638
Ground rent expenses	9,326	9,326	9,326	9,326	9,326
General and administrative expenses	61,063	52,674	50,315	49,078	38,073
Observatory expenses	33,767	32,767	30,275	29,833	32,174
Construction expenses	—	—	—	—	3,222
Real estate taxes	115,916	110,000	102,466	96,061	93,165
Acquisition expenses	—	—	—	98	193
Depreciation and amortization	181,588	168,508	160,710	155,211	171,474
Total operating expenses	576,637	540,654	516,623	493,457	506,265
Operating income (loss)	154,706	190,857	192,903	183,896	151,269
Other income (expense):
Interest income	11,259	10,661	2,942	647	100
Interest expense	(79,246)	(79,623)	(68,473)	(70,595)	(65,743)
Loss on early extinguishment of debt	—	—	(2,157)	(552)	(1,749)
Loss from derivative financial instruments	—	—	(289)	—	—
Income before income taxes	86,719	121,895	124,926	113,396	83,877
Income tax expense	(2,429)	(4,642)	(6,673)	(6,146)	(3,949)
Net income	84,290	117,253	118,253	107,250	79,928
Private perpetual preferred unit distributions	(1,743)	(936)	(936)	(936)	(936)
Net income attributable to common unitholders	$82,547	$116,317	$117,317	$106,314	$78,992

Distribution declared and paid per unit	$0.42	$0.42	$0.42	$0.40	$0.34
Net income per common unit - basic and diluted	$0.27	$0.39	$0.39	$0.38	$0.29
Total weighted average units - basic	297,798	297,258	296,455	276,848	265,914
Total weighted average units - diluted	297,798	297,259	298,049	277,568	265,914

Balance Sheet Data
Commercial real estate properties, at cost	$3,109,433	$2,884,486	$2,667,655	$2,458,629	$2,276,330
Total assets	$3,931,834	$4,195,780	$3,931,347	$3,890,953	$3,300,650
Debt	$1,668,574	$1,918,933	$1,688,721	$1,612,331	$1,632,416
Partners' capital	$1,947,913	$1,991,109	$1,977,737	$1,982,863	$1,372,686

Other Data
Funds from operations attributable to common stockholders and non-controlling interests (1)	$260,062	$282,609	$276,491	$260,519	$249,924
Modified funds from operations attributable to common stockholders and non-controlling interests (2)	$267,893	$290,440	$284,322	$268,350	$257,755
Core funds from operations attributable to common stockholders and non-controlling interests (3)	$267,893	$290,440	$286,925	$269,000	$257,677
Net cash provided by operating activities	$232,591	$279,022	$194,202	$214,755	$208,675
Net cash provided by (used in) investing activities	$149,744	$(643,023)	$(223,013)	$(182,376)	$(142,197)
Net cash provided by (used in) financing activities	$(381,551)	$104,617	$(56,877)	$470,941	$(59,918)

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
• a consumer shift to online shopping, which reduces demand for rental space;
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
• a future terrorist event in the U.S.;
• environmental uncertainties and risks related to adverse weather conditions, rising sea levels, and natural disasters;
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
The following discussion and analysis should be read in conjunction with "Selected Financial Data," and our consolidated financial statements as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018 and 2017 and the notes related thereto which are included in this Annual Report on Form 10-K.

2019 Highlights

•	Achieved net income attributable to the company of $82.5 million.

•	Core FFO was $267.9 million.

•	Occupancy and leased percentages at December 31, 2019:

•	Total portfolio was 88.6% occupied; including signed leases not commenced (“SLNC”), total portfolio was 91.2% leased.

•	Manhattan office portfolio (excluding the retail component of these properties) was 89.8% occupied; including SLNC, the Manhattan office portfolio was 92.7% leased.

•	Retail portfolio was 90.3% occupied; including SLNC, the retail portfolio was 93.1% leased.

•	Empire State Building was 94.1% occupied; including SLNC, the Empire State Building was 95.2% leased.

•
Signed 161 leases, representing 1,303,395 rentable square feet across the total portfolio, achieving a 18.1% increase in mark-to-market cash rent over previous fully escalated cash rents on new, renewal, and expansion leases.

•
Signed 76 new leases representing 709,757 rentable square feet in 2019 for the Manhattan office portfolio (excluding the retail component of these properties), achieving an increase of 26.4% in mark-to-market cash rent over expired previous fully escalated cash rents.

•
Empire State Building Observatory revenue for the year ended December 31, 2019 decreased by 1.9% to $128.8 million from $131.2 million for the year ended December 31, 2018. Net operating income for the year ended December 31, 2019, decreased by 3.5% to $95.0 million from $98.5 million for the year ended December 31, 2018. As a reminder, the 102nd floor observation deck was closed for approximately nine months in 2019 and reopened on October 12, 2019.

•	Declared and paid aggregate dividends of $0.42 per share during 2019.
As of December 31, 2019, our total portfolio contained 10.1 million rentable square feet of office and retail space. We owned 14 office properties (including three long-term ground leasehold interests) encompassing approximately 9.4 million rentable square feet of office space. Nine of these properties are located in the midtown Manhattan market and aggregate approximately 7.6 million rentable square feet of office space, including the Empire State Building. Our Manhattan office properties also contain an aggregate of 511,984 rentable square feet of premier retail space on their ground floor and/or contiguous levels. Our remaining five office properties are located in Fairfield County, Connecticut and Westchester County, New York, encompassing in the aggregate approximately 1.8 million rentable square feet. The majority of square footage for these five properties is located in densely populated metropolitan communities with immediate access to mass transportation. Additionally, we have entitled land at the Stamford Transportation Center in Stamford, Connecticut, adjacent to one of our office properties, that will support the development of an approximately 415,000 rentable square foot office building and garage, which we refer to herein as Metro Tower. As of December 31, 2019, our portfolio included four standalone retail properties located in Manhattan and two standalone retail properties located in the city center of Westport, Connecticut, encompassing 205,595 rentable square feet in the aggregate.
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
The components of the Empire State Building revenue are as follows (dollars in thousands):

	Year Ended December 31,
	2019		2018
Office leases	$143,561	43.8%	$130,583	38.9%
Retail leases	7,500	2.3%	7,483	2.2%
Tenant reimbursements, lease termination fees and other income	31,030	9.6%	44,264	13.2%
Observatory operations	128,769	39.2%	131,227	39.0%
Broadcasting licenses and leases	16,847	5.1%	22,401	6.7%
Total	$327,707	100.0%	$335,958	100.0%
We have been undertaking a comprehensive redevelopment and repositioning strategy of our Manhattan office properties. This strategy is designed to improve the overall value and attractiveness of our properties and has contributed significantly to our tenant repositioning efforts, which seek to increase our occupancy, raise our rental rates, increase our rentable square feet, increase our aggregate rental revenue, lengthen our average lease term, increase our average lease size, and improve our tenant credit quality. These improvements include restored, renovated and upgraded or new lobbies, elevator modernization, renovated public areas and bathrooms, refurbished or new windows, upgrade and standardization of retail storefront and signage, façade restorations, modernization of building-wide systems, and enhanced tenant amenities. We have also aggregated smaller spaces in order to offer larger blocks of office space, including multiple floors, that are attractive to larger, higher credit-quality tenants as well as to offer new, pre-built suites with improved layouts. This strategy has shown what we believe to be attractive results to date, and we believe has the potential to improve our operating margins and cash flows in the future. We believe we will continue to enhance our tenant base and improve rents as our pre-redevelopment leases continue to expire and be re-leased. From 2002 through December 31, 2019, we have invested a total of approximately $918.6 million (excluding tenant improvement costs and leasing commissions) in our Manhattan office properties pursuant to this program. We intend to fund these capital improvements through a combination of operating cash flow, cash on hand, short term investments and borrowings.
During the second quarter 2017, we commenced a multi-year capital project at the Empire State Building, which we completed during the fourth quarter 2019, that we believe improves the convenience for office tenants and their visitors, increases the value of our 34th Street facing retail space, enhances the Observatory visitor experience, and increases Observatory revenue per capita.

In the first phase completed in August 2018, we relocated the Observatory entrance, previously located on Fifth Avenue, to a new, larger, dedicated entrance for Observatory visitors at the western side of the Empire State Building on 34th Street. The new entrance eliminates Observatory visitor flow into the Fifth Avenue lobby and streamlines the visitor exit from that lobby, thereby reducing Observatory traffic in the lobby by more than 50% and improving Fifth Avenue access for our office tenants and their visitors.

During the third quarter 2019 we opened the second phase of the project, the new second floor galleries and in the fourth quarter 2019 we completed the final phase, the redevelopment of the 80th floor and opened the newly renovated 102nd floor observatory.

The elevator servicing the 102nd floor Observatory was closed to visitors during the first quarter of 2018 for planned replacement of the original machinery and a new glass cab for the elevator which serves it. The 102nd floor Observatory was closed for approximately nine months in 2019 and opened on October 12, 2019. Revenue for the 102nd floor observatory was $3.6 million, $8.6 million and $11.4 million for the years ended December 31, 2019, 2018 and 2017, respectively, The decrease in revenue is primarily related to the closures.

We have now completed all phases of this project. Expenditures for the improvement project, which began during the second quarter 2017, were $155.4 million through December 31, 2019. This investment is an example of continually looking at ways to innovate and enhance the office and retail tenant and visitor experience at the Empire State Building.

The Greater New York metropolitan area office market is soft, and we compete with properties that have been redeveloped recently or have planned redevelopment. We expect to spend approximately $40.0 million through 2020 on our well-maintained and well-located properties’ common areas and amenities to enhance competitiveness and protect our market position. Expenditures, which began during the second quarter 2018, were $29.0 million through December 31, 2019.
As of December 31, 2019, excluding principal amortization, we had approximately $265.0 million of debt maturing in 2022, and we had total debt outstanding of approximately $1.7 billion, with a weighted average interest rate of 4.03% (excluding premiums and discount) and a weighted average maturity of 8.3 years and 100.0% of which is fixed-rate indebtedness. As of December 31, 2019, we had cash and cash equivalents and short-term investments of $233.9 million. Our consolidated net debt to total market capitalization was approximately 25.2% as of December 31, 2019.

Results of Operations
Overview
The discussion below relates to the financial condition and results of operations for the years ended December 31, 2019, 2018, and 2017.
Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018
The following table summarizes the historical results of operations for the years ended December 31, 2019 and 2018 (amounts in thousands):

	Years Ended December 31,
	2019	2018	Change	%
Revenues:
Rental revenue	$586,414	$493,231	$93,183	18.9%
Tenant expense reimbursement	—	72,372	(72,372)	(100.0)%
Observatory revenue	128,769	131,227	(2,458)	(1.9)%
Lease termination fees	4,352	20,847	(16,495)	(79.1)%
Third-party management and other fees	1,254	1,440	(186)	(12.9)%
Other revenues and fees	10,554	12,394	(1,840)	(14.8)%
Total revenues	731,343	731,511	(168)	—%
Operating expenses:
Property operating expenses	174,977	167,379	(7,598)	(4.5)%
Ground rent expenses	9,326	9,326	—	—%
General and administrative expenses	61,063	52,674	(8,389)	(15.9)%
Observatory expenses	33,767	32,767	(1,000)	(3.1)%
Real estate taxes	115,916	110,000	(5,916)	(5.4)%
Depreciation and amortization	181,588	168,508	(13,080)	(7.8)%
Total operating expenses	576,637	540,654	(35,983)	(6.7)%
Operating income	154,706	190,857	(36,151)	(18.9)%
Other income (expense):
Interest income	11,259	10,661	598	5.6%
Interest expense	(79,246)	(79,623)	377	0.5%
Income before income taxes	86,719	121,895	(35,176)	(28.9)%
Income tax expense	(2,429)	(4,642)	2,213	47.7%
Net income	84,290	117,253	(32,963)	(28.1)%
Private perpetual preferred unit distributions	(1,743)	(936)	(807)	(86.2)%
Net income attributable to common unit holders	$82,547	$116,317	$(33,770)	(29.0)%

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

Year Ended
December 31, 2019
Rental revenue
Base rent	$511,136
Tenant expense reimbursement	75,278
Total rental revenue	$586,414

We believe the preceding table of the components of rental revenue is not, and is not intended to be, a presentation in accordance with GAAP. It is provided here based on our understanding that such information is frequently used by management, investors, securities analysts and other interested parties to evaluate our performance.

The increase in base rent revenue was attributable to increased rental rates, partially offset by decreased broadcasting licenses and holdover rent.

The increase in billed tenant expense reimbursement was primarily due to reimbursements related to higher property operating expenses.
Observatory Revenue

Observatory revenues were lower primarily driven by the closure of the 102nd floor observation deck for approximately nine months in 2019 as part of the Observatory upgrade program and visitor decline, partially offset by improved pricing.
Lease Termination Fees
The year ended December 31, 2018 included significantly higher lease termination fees, from a combination of broadcast and office tenants, compared to the year ended December 31, 2019.
Third-Party Management and Other Fees

The decrease reflects lower management fee income due to fewer assets under management.
Other Revenues and Fees

The decrease in other revenues and fees is primarily due to a $2.8 million settlement with a former broadcast tenant recognized in the year ended December 31, 2018 partially offset by a property tax refund received in the year ended December 31, 2019.
Property Operating Expenses
The increase in property operating expenses was primarily due to higher repair and labor costs partially offset by lower utility costs.
Ground Rent Expenses
The ground rent expense was consistent with 2018.
General and Administrative Expenses
The increase in general and administrative expenses was primarily due to increased equity compensation expenses as well as higher leasing costs which were previously capitalized prior to our adoption of Topic 842, Lease Accounting on January 1, 2019, which requires that non-contingent leasing costs be expensed as incurred. Also contributing to the increase were costs associated with the 2019 private perpetual preferred units exchange offer.
Observatory Expenses

Observatory expenses increased primarily due to higher information technology consulting fees and higher marketing costs.
Real Estate Taxes
The increase in real estate taxes was primarily attributable to higher assessed values for multiple properties.
Depreciation and Amortization
The increase in depreciation and amortization was attributable to additional depreciation on assets newly placed in service during the year as well as the acceleration of depreciation of $2.0 million in connection with a partial termination agreement.
Interest Income

The increase in interest income was primarily due to higher rates and the timing of short-term time deposits during the year ended December 31, 2019.

Interest Expense

Interest expense was consistent with 2018.
Income Taxes

The decrease in income tax expense was attributable to lower revenues and higher operating expenses for the Observatory segment.

Private Perpetual Preferred Unit Distributions
Private perpetual preferred unit distributions increased due to dividends paid on a new series of private perpetual preferred units issued by the operating partnership in December 2019 in connection with the settlement of an exchange offer for outstanding traded OP units. Holders of the new series of private perpetual preferred units are entitled to receive cumulative preferential annual cash distributions of $0.70 per units when, as and if declared by the board of directors of the company.

Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017
The following table summarizes the historical results of operations for years ended December 31, 2018 and 2017 (amounts in thousands):

	Years Ended December 31,
	2018	2017	Change	%
Revenues:
Rental revenue	$493,231	$483,944	$9,287	1.9%
Tenant expense reimbursement	72,372	73,679	(1,307)	(1.8)%
Observatory revenue	131,227	127,118	4,109	3.2%
Lease termination fees	20,847	13,551	7,296	53.8%
Third-party management and other fees	1,440	1,400	40	2.9%
Other revenues and fees	12,394	9,834	2,560	26.0%
Total revenues	731,511	709,526	21,985	3.1%
Operating expenses:
Property operating expenses	167,379	163,531	(3,848)	(2.4)%
Ground rent expenses	9,326	9,326	—	—%
General and administrative expenses	52,674	50,315	(2,359)	(4.7)%
Observatory expenses	32,767	30,275	(2,492)	(8.2)%
Real estate taxes	110,000	102,466	(7,534)	(7.4)%
Depreciation and amortization	168,508	160,710	(7,798)	(4.9)%
Total operating expenses	540,654	516,623	(24,031)	(4.7)%
Operating income	190,857	192,903	(2,046)	(1.1)%
Other income (expense):
Interest income	10,661	2,942	7,719	262.4%
Interest expense	(79,623)	(68,473)	(11,150)	(16.3)%
Loss on early extinguishment of debt	—	(2,157)	2,157	100.0%
Loss from derivative financial instruments	—	(289)	289	(100.0)%
Income before income taxes	121,895	124,926	(3,031)	(2.4)%
Income tax (expense) benefit	(4,642)	(6,673)	2,031	30.4%
Net income	117,253	118,253	(1,000)	(0.8)%
Private perpetual preferred unit distributions	(936)	(936)	—	—%
Net income attributable to common unitholders	$116,317	$117,317	$(1,000)	(0.9)%
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
Interest Income

Interest income increased primarily due to higher interest rates on cash balances and short-term investments.

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
While we may be able to anticipate and plan for certain liquidity needs, there may be unexpected increases in uses of cash that are beyond our control and which would affect our financial condition and results of operations. For example, we may be required to comply with new laws or regulations that cause us to incur unanticipated capital expenditures for our properties, thereby increasing our liquidity needs. Even if there are no material changes to our anticipated liquidity requirements, our sources of liquidity may be fewer than, and the funds available from such sources may be less than, anticipated or needed. Our primary sources of liquidity will generally consist of cash on hand, short term investments, cash generated from our operating activities, debt issuances and unused borrowing capacity under our unsecured revolving credit and term loan facility. We expect to meet our short-term liquidity requirements, including distributions, operating expenses, working capital, debt service, and capital expenditures from cash flows from operations, cash and short-term investments, debt issuances, and available borrowing capacity under our unsecured revolving credit and term loan facility. The availability of these borrowings is subject to the conditions set forth in the applicable loan agreements. We expect to meet our long-term capital requirements, including acquisitions, redevelopments and capital expenditures through our cash flows from operations, cash on hand, short term investments, our unsecured revolving credit and term loan facility, mortgage financings, debt issuances, common and/or preferred equity issuances and asset sales. Our properties require periodic investments of capital for individual lease related tenant improvements allowances, general capital improvements and costs associated with capital expenditures. Our overall leverage will depend on our mix of investments and the cost of leverage. ESRT's charter does not restrict the amount of leverage that we may use.
At December 31, 2019, we had approximately $233.9 million available in cash and cash equivalents and there was $1.1 billion available under our unsecured revolving credit facility.
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
As of December 31, 2019, we had approximately $1.7 billion of total consolidated indebtedness outstanding, with a weighted average interest rate of 4.03% and a weighted average maturity of 8.3 years. As of December 31, 2019, exclusive of principal amortization, we have approximately $265.0 million of debt maturing in 2022. Our consolidated net debt to total market capitalization was approximately 25.2% as of December 31, 2019.
Unsecured Revolving Credit and Term Loan Facility
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
As of December 31, 2019, we were in compliance with the covenants, as described below (dollars in thousands):

Financial Covenant	Required	December 31, 2019	In Compliance
Maximum total leverage	< 60%	25.2%	Yes
Maximum secured debt	< 40%	9.1%	Yes
Minimum fixed charge coverage	> 1.50x	4.2x	Yes
Minimum unencumbered interest coverage	> 1.75x	7.6x	Yes
Maximum unsecured leverage	< 60%	18.7%	Yes
Minimum tangible net worth	$1,252,954	$1,862,954	Yes
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
Exchangeable Senior Notes

During August 2019, we settled the $250.0 million principal amount of the 2.625% Exchangeable Senior Notes in cash. See Note 4 to our consolidated financial statements.

Senior Unsecured Notes
Series A, B, C, D, E and F Senior Notes (collectively, "Senior Unsecured Notes") are senior unsecured obligations with an aggregate principal amount of $800.0 million maturing on various dates from 2025 to 2033. These Senior Unsecured Notes are unconditionally guaranteed by each of our subsidiaries that guarantees indebtedness under the unsecured revolving credit and term loan facility. Interest on the Senior Unsecured Notes is payable quarterly.

The terms of the Senior Unsecured Notes include customary covenants, including limitations on liens, investment, debt, fundamental changes, and transactions with affiliates and require certain customary financial reports. The Senior Unsecured Notes also require compliance with financial ratios including a maximum leverage ratio, a maximum secured leverage ratio, a minimum amount of tangible net worth, a minimum fixed charge coverage ratio, a minimum unencumbered interest coverage ratio, and a maximum unsecured leverage ratio. As of December 31, 2019, we were in compliance with the covenants under the outstanding Senior Unsecured Notes.
Mortgage Debt
As of December 31, 2019, we had mortgage notes payable, net of $605.5 million. The first maturity is in 2024.

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
Office Properties(1)

	Years Ended December 31,
Total New Leases, Expansions, and Renewals	2019	2018	2017
Number of leases signed(2)	152	149	155
Total square feet	1,216,037	991,576	1,198,340
Leasing commission costs(3)	$21,227	$19,523	$22,836
Tenant improvement costs(3)	70,643	69,886	83,051
Total leasing commissions and tenant improvement costs(3)	$91,870	$89,409	$105,887
Leasing commission costs per square foot(3)	$17.46	$19.69	$19.06
Tenant improvement costs per square foot(3)	58.09	70.48	69.31
Total leasing commissions and tenant improvement costs per square foot(3)	$75.55	$90.17	$88.37

Retail Properties(4)

	Years Ended December 31,
Total New Leases, Expansions, and Renewals	2019	2018	2017
Number of leases signed(2)	9	7	12
Total Square Feet	87,538	12,230	95,360
Leasing commission costs(3)	$3,557	$331	$4,418
Tenant improvement costs(3)	3,337	559	2,989
Total leasing commissions and tenant improvement costs(3)	$6,894	$890	$7,407
Leasing commission costs per square foot(3)	$40.71	$27.08	$46.33
Tenant improvement costs per square foot(3)	38.20	45.71	31.35
Total leasing commissions and tenant improvement costs per square foot(3)	$78.91	$72.79	$77.68
_______________

(1)
Excludes an aggregate of 511,984, 513,606 and 507,395 rentable square feet of retail space in our Manhattan office properties in 2019, 2018 and 2017, respectively. Includes the Empire State Building broadcasting licenses and observatory operations.

(2)	Presents a renewed and expansion lease as one lease signed.

(3)
Presents all tenant improvement and leasing commission costs as if they were incurred in the period in which the lease was signed, which may be different than the period in which they were actually paid.

(4)
Includes an aggregate of 511,984, 513,606 and 507,395 rentable square feet of retail space in our Manhattan office properties in 2019, 2018 and 2017, respectively. Excludes the Empire State Building broadcasting licenses and observatory operations.

	Years Ended December 31,
	2019	2018	2017
Total Portfolio
Capital expenditures (1)	$138,560	$135,017	$126,624
_______________

(1)
Includes all capital expenditures, excluding tenant improvements and leasing commission costs, which are primarily attributable to the redevelopment and repositioning program conducted at our Manhattan office properties.

As of December 31, 2019, we expect to incur additional costs relating to obligations under signed new leases of approximately $125.9 million for tenant improvements and leasing commissions. We intend to fund the tenant improvements and leasing commission costs through a combination of operating cash flow, cash on hand, short term investments and borrowings under the unsecured revolving credit and term loan facility.
Capital expenditures are considered part of both our short-term and long-term liquidity requirements. We intend to fund the capital improvements to complete the redevelopment and repositioning program through a combination of operating cash flow, cash on hand, short term investments and borrowings under the unsecured revolving credit and term loan facility.
Contractual Obligations
The following table summarizes the amounts due in connection with our contractual obligations described below for the years ending December 31, 2020 through 2024 and thereafter (amounts in thousands).

	Years Ended December 31,
	2020	2021	2022	2023	2024	Thereafter	Total
Mortgages and other debt(1)
Interest expense	$67,227	$67,030	$64,001	$57,981	$57,385	$253,515	$567,139
Amortization	3,938	4,090	5,628	7,876	7,958	25,910	55,400
Principal repayment	—	—	265,000	—	77,675	1,277,746	1,620,421
Ground lease	1,518	1,518	1,518	1,518	1,518	66,780	74,370
Tenant improvement and leasing commission costs	79,309	21,936	22,049	2,624	—	—	125,918
Total (2)	$151,992	$94,574	$358,196	$69,999	$144,536	$1,623,951	$2,443,248
_______________

(1)	Assumes no extension options are exercised.

(2)	Does not include various standing or renewal service contracts with vendors related to our property management.
Off-Balance Sheet Arrangements
As of December 31, 2019, we did not have any off-balance sheet arrangements.
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
Distribution to Equity Holders
Distributions and dividends have been made to equity holders in 2017, 2018 and 2019 as follows (amounts in thousands):

Year ended December 31, 2017	126,963
Year ended December 31, 2018	126,539
Year ended December 31, 2019	127,761

Stock and Publicly Traded Operating Partnership Unit Repurchase Program

Our Board of Directors reauthorized the repurchase of up to $500 million of ESRT's Class A common stock and our Series ES, Series 250 and Series 60 operating partnership units through December 31, 2020.

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

Private Perpetual Preferred Units

During December 2019, we completed an exchange offer whereby we issued 4,610,383 new Series 2019 Private Perpetual Preferred Units in exchange for 4,610,383 OP units, consisting of 1,632,667 Series ES OP Units, 186,799 Series 250 OP Units, 302,608 Series 60 OP Units and 2,488,309 Series PR OP Units. The OP units acquired in the exchange offer were retired upon receipt. The Series 2019 Private Perpetual Preferred Units were issued in the exchange offer in reliance on the exemption set forth in Section 3(a)(9) of the Securities Act, for securities exchanged by an issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange.

The Series 2019 Private Perpetual Preferred Units have a liquidation preference of $13.52 per unit and are entitled to receive cumulative preferential annual cash distributions of $0.70 per unit payable in arrears on a quarterly basis. The Series 2019 Private Perpetual Preferred Units are not redeemable at the option of the holders and are redeemable at our option only in the case of specific defined events.

Cash Flows
Comparison of Year Ended December 31, 2019 to the Year Ended December 31, 2018
Net cash. Cash and cash equivalents and restricted cash were $271.6 million and $270.8 million as of December 31, 2019 and 2018, respectively. During the year ended December 31, 2019, the maturity of investments in short-term time deposits was largely offset by capital improvements and expenditures and the repayment of our exchangeable unsecured senior notes resulting in approximately the same balances for cash and cash equivalents and restricted cash at the end of 2019 when compared to 2018.
Operating activities. Net cash provided by operating activities decreased by $46.5 million to $232.6 million for the year ended December 31, 2019 compared to $279.0 million for the year ended December 31, 2018 primarily attributable to the return of security deposits to various tenants and to the settlement of a derivative contract.
Investing activities. Net cash provided by investing activities increased by $792.7 million to $149.7 million provided by investing activities for the year ended December 31, 2019 compared to $643.0 million net cash used in investing activities for the year ended December 31, 2018 due to proceeds from maturing short-term time deposits, partially offset by increased expenditures for additions to building and improvements in the year ended December 31, 2019.
Financing activities. Net cash provided by financing activities decreased by $486.1 million to $381.5 million used in financing activities for the year ended December 31, 2019 compared to $104.6 million provided by financing activities for the year ended December 31, 2018 due to the repayment of our exchangeable unsecured senior notes in 2019. Additionally, the net proceeds from issuance of debt was higher in 2018 compared to 2019.
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

The following table presents a reconciliation of our net income, the most directly comparable GAAP measure, to NOI for the periods presented (amounts in thousands):

	Years Ended December 31,
	2019	2018	2017
Net income	$84,290	$117,253	$118,253
Add:
General and administrative expenses	61,063	52,674	50,315
Depreciation and amortization	181,588	168,508	160,710
Interest expense	79,246	79,623	68,473
Loss on early extinguishment of debt	—	—	2,157
Loss from derivative financial instruments	—	—	289
Income tax expense	2,429	4,642	6,673
Less:
Interest income	(11,259)	(10,661)	(2,942)
Third-party management and other fees	(1,254)	(1,440)	(1,400)
Net operating income	$396,103	$410,599	$402,528

Other Net Operating Income Data
Straight line rental revenue	$20,057	$22,107	$26,544
Net increase in rental revenue from the amortization of above and below-market lease assets and liabilities	$7,311	$6,120	$5,721
Amortization of acquired below-market ground leases	$7,831	$7,831	$7,831

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

The following table presents a reconciliation of net income, the most directly comparable GAAP measure, to FFO, Modified FFO and Core FFO for the periods presented (amounts in thousands):

	Years Ended December 31,
	2019	2018	2017
Net income	$84,290	$117,253	$118,253
Private perpetual preferred unit distributions	(1,743)	(936)	(936)
Real estate depreciation and amortization	177,515	166,292	159,174
Funds from operations attributable to common stockholders and non-controlled interests	260,062	282,609	276,491
Amortization of below-market ground leases	7,831	7,831	7,831
Modified funds from operations attributable to common stockholders and non-controlled interests	267,893	290,440	284,322
Deferred tax asset write-off	—	—	446
Loss on early extinguishment of debt	—	—	2,157
Core funds from operations attributable to common stockholders and non-controlled interests	$267,893	$290,440	$286,925

Weighted average Operating Partnership units
Basic	297,798	297,258	296,455
Diluted	297,798	297,259	298,049
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
Leasing
We signed 1.3 million, 1.0 million, and 1.3 million rentable square feet of new leases, expansions and lease renewals, for the years ended December 31, 2019, 2018, and 2017, respectively.
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
As of December 31, 2019, there were approximately 0.9 million rentable square feet of space in our portfolio available to lease (excluding leases signed but not yet commenced) representing 8.8% of the net rentable square footage of the properties in our portfolio. In addition, leases representing 7.6% and 6.5% of net rentable square footage of the properties in our portfolio will expire in 2020 and in 2021, respectively. These leases are expected to represent approximately 8.1% and 6.9%, respectively, of our annualized rent for such periods. Our revenues and results of operations can be impacted by expiring leases that are not renewed or re-leased or that are renewed or re-leased at base rental rates equal to, above or below the current average base rental rates. Further, our revenues and results of operations can also be affected by the costs we incur to re-lease available space, including payment of leasing commissions, redevelopments and build-to-suit remodeling that may not be borne by the tenant.
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
Observatory and Broadcasting Operations
For the year ended December 31, 2019, the Empire State Building Observatory hosted 3,505,000 visitors, compared to 3,805,000 visitors for the same period in 2018, a decrease of 7.9%. Observatory revenue for the year ended December 31, 2019 was $128.8 million, a 1.9% decrease from $131.2 million for the year ended December 31, 2018. The Observatory revenue decline was driven by the closure of the 102nd floor observation deck as part of the Observatory upgrade program and a visitation decline, partially offset by improved pricing. In the year ended December 31, 2019, there were 73 bad weather days, compared to 56 bad weather days in the year ended December 31, 2018.
The elevator servicing the 102nd floor Observatory was closed to visitors during the first quarter of 2018 for the planned replacement of the original machinery and a new, higher speed glass elevator. The 102nd floor Observatory was closed for approximately nine months in 2019 and opened on October 12, 2019. The work on the 80th floor component of our Observatory upgrade program has also been completed and the 80th floor opened in November 2019. The overall Observatory upgrade program is now complete.
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
We license the use of the Empire State Building mast to third party television and radio broadcasters and providers of data communications.  We also lease space in the upper floors of the building to such licensees to house their transmission equipment and related facilities. During the year ended December 31, 2019, we derived $13.5 million of revenue and $3.3 million of expense reimbursements from the Empire State Building’s broadcasting licenses and related leases.
Operating Expenses
Our operating expenses generally consist of depreciation and amortization, real estate taxes, ground lease expenses, repairs and maintenance, security, utilities, property-related payroll, and insurance. Factors that may affect our ability to control these operating costs include: increases in insurance premiums, tax rates, the cost of periodic repair, redevelopment costs and the cost of re-leasing space, the cost of compliance with governmental regulation, including zoning and tax laws, the potential for liability under applicable laws and interest rate levels. If our operating costs increase as a result of any of the foregoing factors, our future cash flow and results of operations may be adversely affected.

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
Cost of Funds and Interest Rates
As of December 31, 2019, we had no variable rate debt outstanding as the LIBOR rate on our unsecured term loan facility of $265.0 million was fixed at 2.1485% under a variable to fixed interest rate swap agreement. Our variable rate debt may increase to the extent we use available borrowing capacity from our unsecured credit facility to fund capital improvements.
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

Critical Accounting Estimates
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in conformity with GAAP and with the rules and regulations of the SEC represent our assets and liabilities and operating results. The consolidated financial statements include our accounts and our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. For purposes of comparison, certain items shown in the 2017 consolidated financial statements have been reclassified to conform to the presentation used for 2018 and 2019.
    We consolidate entities in which we have a controlling financial interest. In determining whether we have a controlling financial interest in a partially owned entity and the requirement to consolidate the accounts of that entity, we consider factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partners/members as well as whether the entity is a variable interest entity (“VIE”) and we are the primary beneficiary. The primary beneficiary of a VIE is the entity that has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. The primary beneficiary is required to consolidate the VIE. We had no VIEs as of December 31, 2019 and 2018.
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
We apply provisions for measuring and recognizing tax benefits associated with uncertain income tax positions. Penalties and interest, if incurred, would be recorded as a component of income tax expense. As of December 31, 2019 and 2018, we do not have a liability for uncertain tax positions. As of December 31, 2019, the tax years ended December 31, 2016 through December 31, 2019 remain open for an audit by the Internal Revenue Service, state or local authorities.
Share-Based Compensation
Share-based compensation for market based equity awards is measured at the fair value of the award on the date of grant and recognized as an expense on a straight-line basis over the stated vesting period, which is generally three or four years, depending on retirement eligibility. Share-based compensation for time-based equity awards is measured at the fair value of the award on the date of grant and recognized as an expense on a straight-line basis over the shorter of (i) the stated vesting period, which is generally three or four years, or (ii) the period from the date of grant to the date the employee becomes retirement eligible, which may occur upon grant. The determination of fair value of these awards is subjective and involves significant estimates and assumptions including expected volatility of ESRT stock, expected dividend yield, expected term, and assumptions of whether these awards will achieve parity with other operating partnership units or achieve performance thresholds. We believe that the assumptions and estimates utilized are appropriate based on the information available to management at the time of grant.
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
For more information about our segments, refer to “Financial Statements-Note 12-Segment Reporting” in this Annual Report on Form 10-K.
Accounting Standards Update
Reference is made to Note 2 in the accompanying consolidated financial statements for information about recently issued and recently adopted accounting standards.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. One of the principal market risks facing us is interest rate risk on our variable rate indebtedness. As of December 31, 2019, we had no variable rate debt as the LIBOR rate on our unsecured term loan facility of $265.0 million was fixed at 2.1485% under a variable to fixed interest rate swap agreement.
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

As of December 31, 2019, we had interest rate LIBOR swap agreements with an aggregate notional value of $390.0 million, which fix LIBOR interest rates between 2.1485% and 2.9580% and mature between August 24, 2022 and July 1, 2026. All interest rate swaps have been designated as cash flow hedges and are deemed highly effective with a fair value of ($13.3 million) which is included in accounts payable and accrued expenses on the consolidated balance sheet as of December 31, 2019.

As of December 31, 2019, the weighted average interest rate on the $1.7 billion of fixed-rate indebtedness outstanding was 4.03% per annum, each with maturities at various dates through March 22, 2033.
As of December 31, 2019, the fair value of our outstanding debt was approximately $1.7 billion which was approximately $69.4 million more than the historical book value as of such date. Interest risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, we may take actions to further mitigate our exposure to the change.
However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure. In the event that LIBOR is discontinued, the interest rates for our unsecured revolving credit facility and our unsecured term loan facility and the swap rate for our interest rate swaps following such event will be based on an alternative variable rate as specified in the applicable documentation governing such debt or swaps or as otherwise agreed upon with our bankers. Such an event would not affect our ability to borrow or maintain already outstanding borrowings or our ability to maintain our outstanding swaps, but the alternative variable rate could be higher and more volatile than LIBOR prior to its discontinuance. We understand that LIBOR is expected to remain available through the end of 2021 but may be discontinued or otherwise become unavailable thereafter.

Our exposures to market risk have not changed materially since December 31, 2019.

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
As of December 31, 2019, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of ESRT management, including ESRT's Chief Executive Officer and Principal Financial Officer, regarding the effectiveness of our disclosure controls and procedures at the end of the period covered by this Report. Based on the foregoing, ESRT's Chief Executive Officer and Principal Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including ESRT's Chief Executive Officer and Principal Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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
(a) Management's Report on Internal Control Over Financial Reporting
Management of Empire State Realty OP, L.P. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13(a)-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 as required by the Securities Exchange Act of 1934 Rule 13(a)-15(c). In making this assessment, we used the criteria set forth in the framework in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). Based on our evaluation under the COSO criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2019 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
Ernst & Young LLP, an independent registered public accounting firm that audited our Financial Statements included in this Annual Report, has issued an attestation report on our internal control over financial reporting as of December 31, 2019, which appears in paragraph (b) of this Item 9A.

(b) Attestation report of the independent registered public accounting firm
Report of Independent Registered Public Accounting Firm
To the Partners of Empire State Realty OP, L.P.

Opinion on Internal Control Over Financial Reporting

We have audited Empire State Realty OP, L.P.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Empire State Realty OP, L.P (the Operating Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2019 consolidated financial statements of the Operating Partnership and our report dated February 28, 2020 expressed an unqualified opinion thereon.
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
February 28, 2020

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We are managed by Empire State Realty Trust, Inc. in its capacity as our sole general partner. The information required by Item 10 will be set forth in Empire State Realty Trust, Inc.'s definitive proxy statement for its 2019 Annual Meeting of Stockholders (which is scheduled to be held on May 14, 2020), to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, or the ESRT Proxy Statement, and is incorporated herein by reference.

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

Schedule II-Valuation and Qualifying Accounts for the years ended December 31, 2019, 2018 and 2017 on page F-39.

Schedule III-Real Estate and Accumulated Depreciation as of December 31, 2019 on page F-40.
Schedules other than those listed are omitted as they are not applicable or the required or equivalent information has been included in the financial statements or notes thereto.
(b) The exhibits required by Item 601 of Regulation S-K (§229.601 of this chapter) are listed below:

Exhibit Index

Exhibit No.	Description
3.1*	Certificate of Limited Partnership of Empire State Realty OP, L.P.
3.2
Amended and Restated Agreement of Limited Partnership of Empire State Realty OP, L.P., dated October 1, 2013, incorporated by reference to Exhibit 10.1 to Empire State Realty Trust, Inc.'s Form 10-Q filed with the SEC on November 12, 2013.

3.3
Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of Empire State Realty OP, L.P., dated August 26, 2014, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on August 26, 2014.

3.4
Amendment No. 2 to the Amended and Restated Agreement of Limited Partnership of Empire State Realty OP, L.P., dated December 6, 2019, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on December 12, 2019.

4.1*	Description of Securities of Empire State Realty OP, L.P. Registered under Section 12 of the Securities Exchange Act of 1934, as Amended
4.2
Indenture, dated August 12, 2014, by and among Empire State Realty OP, L.P., as issuer, Empire State Realty Trust, Inc., and Wilmington Trust, National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed with the SEC on August 12, 2014.

4.3	Form of Global Note representing Empire State Realty OP, L.P.’s 2.625% Exchangeable Senior Notes due 2019 (included in Exhibit 4.2).
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

10.8
Registration Rights Agreement among Empire State Realty Trust, Inc. and the persons named therein, dated October 7, 2013, incorporated by reference to Exhibit 10.2 to Empire State Realty Trust, Inc.'s Form 10-Q filed with the SEC on November 12, 2013.

10.9
Tax Protection Agreement among Empire State Realty Trust, Inc., Empire State Realty OP, L.P., and the parties named therein, dated October 7, 2013, incorporated by reference to Exhibit 10.3 to Empire State Realty Trust, Inc.'s Form 10-Q filed with the SEC on November 12, 2013.

10.10
Indemnification Agreement among Empire State Realty Trust, Inc. and Peter L. Malkin, dated October 7, 2013, incorporated by reference to Exhibit 10.4 to Empire State Realty Trust, Inc.'s Form 10-Q filed with the SEC on November 12, 2013.

10.11
Indemnification Agreement among Empire State Realty Trust, Inc. and Anthony E. Malkin, dated October 7, 2013, incorporated by reference to Exhibit 10.5 to Empire State Realty Trust, Inc.'s Form 10-Q filed with the SEC on November 12, 2013.

10.12
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

10.14
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

10.16
Form of Empire State Realty Trust, Inc. Independent Director Indemnification Agreement, incorporated by reference to Exhibit 10.22 to Empire State Realty Trust's Form 10-K filed with the SEC on February 28, 2018.

10.17+
Amended and Restated Employment Agreement between Empire State Realty Trust, Inc. and Anthony E. Malkin, dated April 5, 2016, incorporated by reference to Exhibit 10.32 to the Registrant's Form 10-Q filed with the SEC on May 5, 2016.

10.18+
Amended and Restated Change in Control Severance Agreement between Empire State Realty Trust, Inc. and David A. Karp, dated April 5, 2016, incorporated by reference to Exhibit 10.33 to the Registrant's Form 10-Q filed with the SEC on May 5, 2016.

10.19+
Amended and Restated Change in Control Severance Agreement between Empire State Realty Trust, Inc. and Thomas N. Keltner, Jr., dated April 5, 2016, incorporated by reference to Exhibit 10.34 to the Registrant's Form 10-Q filed with the SEC on May 5, 2016.

10.20+
Amended and Restated Change in Control Severance Agreement between Empire State Realty Trust, Inc. and Thomas P. Durels, dated April 5, 2016, incorporated by reference to Exhibit 10.35 to the Registrant's Form 10-Q filed with the SEC on May 5, 2016.

10.21+
Change in Control Severance Agreement between Empire State Realty Trust, Inc. and John B. Kessler, dated February 1, 2015, incorporated by reference to Exhibit 10.36 to the Registrant's Form 10-K filed with the SEC on February 27, 2015.

10.22
Note Purchase Agreement, dated March 27, 2015, among Empire State Realty OP, L.P., Empire State Realty Trust, Inc. and the purchasers named therein, incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed with the SEC on March 30, 2015.

10.23
Registration Rights Agreement among Empire State Realty Trust, Inc. and the persons named therein, dated July 15, 2014, incorporated by reference to Exhibit 10.4 to the Registrant's Form 8-K filed with the SEC on July 21, 2014.

10.24
Registration Rights Agreement, dated August 12, 2014, by and among Empire State Realty OP, L.P., Empire State Realty Trust, Inc. and Goldman, Sachs & Co., incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on August 12, 2014.

10.25
Form of Asset and Property Management Agreement, incorporated by reference to Exhibit 10.18 to Amendment No. 6 to Empire State Realty Trust, Inc.'s Form S-11 (Registration No. 333-179485), filed with the SEC on September 6, 2013.

10.26
Form of Services Agreement, incorporated by reference to Exhibit 10.19 to Amendment No. 6 to Empire State Realty Trust, Inc.'s Form S-11 (Registration No. 333-179485), filed with the SEC on September 6, 2013.

10.27
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

10.28
Note Purchase Agreement, dated December 13, 2017, among Empire State Realty OP, L.P., Empire State Realty Trust, Inc. and the purchasers named therein, incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed with the SEC on December 14, 2017.

10.29+
First Amendment, dated as of October 5, 2018, to the Amended and Restated Employment Agreement between Empire State Realty Trust, Inc. and Anthony E. Malkin, dated April 5, 2016, incorporated by reference to Exhibit 10.45 to the Registrant's Form 10-Q filed with SEC on November 6, 2018.

10.30+
Empire State Realty Trust, Inc. Empire State Realty OP, L.P. 2019 Equity Incentive Plan, incorporated by reference to Exhibit A to the Company's Definitive Proxy Statement filed with the SEC on April 4, 2019.

10.31+	Form of Restricted Stock Agreement (Time Based), incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 (Registration No. 333-231544), filed with the SEC on May 16, 2019.

10.32+	Form of LTIP Agreement (Performance- Based), incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 (Registration No. 333-231544), filed with the SEC on May 16, 2019.
10.33+	Form of LTIP Agreement (Time-Based), incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 (Registration No. 333-231544), filed with the SEC on May 16, 2019.
21.1*	Subsidiaries of Registrant
23.1*	Consent of Ernst & Young LLP
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*
Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Document
101.DEF*	XBRL Taxonomy Extension Definitions Document
101.LAB*	XBRL Taxonomy Extension Labels Document
101.PRE*	XBRL Taxonomy Extension Presentation Document
104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

99.1
Articles of Amendment and Restatement of Empire State Realty Trust, Inc., incorporated by reference to Exhibit 3.1 to Amendment No. 8 to Empire State Realty Trust, Inc.'s Form S-11 (Registration No.333-179485), filed with the SEC on September 27, 2013.

99.2	Third Amended and Restated Bylaws of Empire State Realty Trust, Inc., incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K filed with the SEC on March 7, 2019.
Notes:
* Filed herewith.
+ Indicates management contract or compensatory plan or arrangement required to be filed or incorporated by reference as an exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMPIRE STATE REALTY OP, L.P.
By: Empire State Realty Trust, Inc., its general partner

Date: February 28, 2020                             By:/s/ Anthony E. Malkin
Chairman and Chief Executive Officer

Date: February 28, 2020                             By:/s/ John B. Kessler
President and Chief Operating Officer (Principal Financial Officer)

Date: February 28, 2020                             By:/s/ Andrew J. Prentice
Acting Chief Financial Officer and
Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of Empire State Realty Trust, Inc., as general partner of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anthony E. Malkin	Chairman of the Board of Directors and Chief Executive Officer	February 28, 2020
Anthony E. Malkin
(Principal Executive Officer)

/s/ John B. Kessler	President and Chief Operating Officer (Principal Financial Officer)	February 28, 2020
John B. Kessler

/s/ Andrew J. Prentice	Acting Chief Financial Officer and Chief Accounting Officer	February 28, 2020
Andrew J. Prentice	(Principal Accounting Officer)

/s/ William H. Berkman	Director	February 28, 2020
William H. Berkman

/s/ Leslie D. Biddle	Director	February 28, 2020
Leslie D. Biddle

/s/ Thomas J. DeRosa	Director	February 28, 2020
Thomas J. DeRosa

/s/ Steven J. Gilbert	Lead Independent Director	February 28, 2020
Steven J. Gilbert

/s/ S. Michael Giliberto	Director	February 28, 2020
S. Michael Giliberto

/s/ Patricia S. Han	Director	February 28, 2020
Patricia S. Han

/s/ James D. Robinson IV	Director	February 28, 2020
James D. Robinson IV

EMPIRE STATE REALTY OP, L.P.

Report of Independent Registered Public Accounting Firm

To the Partners of Empire State Realty OP, L.P.

Opinion on the Financial Statements:
We have audited the accompanying consolidated balance sheets of Empire State Realty OP, L.P. (the Operating Partnership) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, capital and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Operating Partnership at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Operating Partnership's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2020, expressed an unqualified opinion thereon.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of goodwill - observatory
Description of the matter
At December 31, 2019, the Operating Partnership’s goodwill related to the observatory reporting unit was $227.5 million as disclosed in Note 3 to the consolidated financial statements. As discussed in Note 2 to the consolidated financial statements, goodwill is tested for impairment at least annually or more frequently if there are indicators of impairment.
Auditing management’s annual goodwill impairment test was complex as considerable management judgment was necessary to assess and weigh the effect of relevant events and circumstances on management’s evaluation of whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The Operating Partnership’s impairment assessment is sensitive to assumptions related to potential adverse events and circumstances, including, the impact of new competition, trends in New York City tourism and cost factors.

How we addressed the matter in our audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Operating Partnership’s goodwill impairment assessment process. This included controls over management's review of the significant assumptions underlying the impairment evaluation.

Our testing of the Operating Partnership’s goodwill impairment assessment included, among other procedures, evaluating the assumptions management made regarding macroeconomic conditions, the impact of new competition, cost factors, overall financial performance and other relevant entity-specific events. We compared the significant assumptions used by management to current industry and economic trends, changes in competition, operating costs, New York City tourist trends and other relevant factors. In addition, we performed analytical procedures and evaluated the historical and current period financial results for the reporting unit.

/s/ Ernst & Young LLP
We have served as the Operating Partnership’s auditor since 2010.
New York, New York
February 28, 2020

Empire State Realty OP, L.P.
Consolidated Balance Sheets
(amounts in thousands, except unit and per unit amounts)

ASSETS	December 31, 2019	December 31, 2018
Commercial real estate properties, at cost:
Land	$201,196	$201,196
Development costs	7,989	7,987
Building and improvements	2,900,248	2,675,303
	3,109,433	2,884,486
Less: accumulated depreciation	(862,534)	(747,304)
Commercial real estate properties, net	2,246,899	2,137,182
Cash and cash equivalents	233,946	204,981
Restricted cash	37,651	65,832
Short-term investments	—	400,000
Tenant and other receivables, net of allowance of $488 in 2018	25,423	29,437
Deferred rent receivables, net of allowance of $19 in 2018	220,960	200,903
Prepaid expenses and other assets	65,453	64,345
Deferred costs, net	228,150	241,223
Acquired below market ground leases, net	352,566	360,398
Right of use assets	29,307	—
Goodwill	491,479	491,479
Total assets	$3,931,834	$4,195,780
LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable, net	$605,542	$608,567
Senior unsecured notes, net	798,392	1,046,219
Unsecured term loan facility, net	264,640	264,147
Unsecured revolving credit facility	—	—
Accounts payable and accrued expenses	143,786	130,676
Acquired below market leases, net	39,679	52,450
Ground lease liabilities	29,307	—
Deferred revenue and other liabilities	72,015	44,810
Tenants’ security deposits	30,560	57,802
Total liabilities	1,983,921	2,204,671
Commitments and contingencies
Capital:
Private perpetual preferred units:
Series 2019 preferred units, $13.52 per unit liquidation preference, 4,610,383 issued and outstanding in 2019	21,147	—
Series 2014 preferred units, $16.62 per unit liquidation preference, 1,560,360 issued and outstanding in 2019 and 2018, respectively	8,004	8,004
Series PR operating partnership units:
ESRT partners' capital (2,996,520 and 3,033,261 general partner operating partnership units and 178,897,876 and 171,877,365 limited partner operating partnership units outstanding at December 31, 2019 and 2018, respectively)	1,228,520	1,238,482
Limited partners' interests (81,387,763 and 86,202,638 limited partner operating partnership units outstanding at December 31, 2019 and 2018, respectively)	680,580	725,108
Series ES operating partnership units (25,809,604 and 30,129,556 limited partner operating partnership units outstanding at December 31, 2019 and 2018, respectively)	7,262	14,399
Series 60 operating partnership units (7,025,089 and 8,019,509 limited partner operating partnership units outstanding at December 31, 2019 and 2018, respectively)	1,593	3,385
Series 250 operating partnership units (3,535,197 and 4,063,737 limited partner operating partnership units outstanding at December 31, 2019 and 2018, respectively)	807	1,731
Total capital	1,947,913	1,991,109
Total liabilities and capital	$3,931,834	$4,195,780
The accompanying notes are an integral part of these financial statements

Empire State Realty OP, L.P.
Consolidated Statements of Income
(amounts in thousands, except per unit amounts)

	For the Year Ended December 31,
	2019	2018	2017
Revenues:
Rental revenue	$586,414	$493,231	$483,944
Tenant expense reimbursement	—	72,372	73,679
Observatory revenue	128,769	131,227	127,118
Lease termination fees	4,352	20,847	13,551
Third-party management and other fees	1,254	1,440	1,400
Other revenue and fees	10,554	12,394	9,834
Total revenues	731,343	731,511	709,526
Operating expenses:
Property operating expenses	174,977	167,379	163,531
Ground rent expenses	9,326	9,326	9,326
General and administrative expenses	61,063	52,674	50,315
Observatory expenses	33,767	32,767	30,275
Real estate taxes	115,916	110,000	102,466
Depreciation and amortization	181,588	168,508	160,710
Total operating expenses	576,637	540,654	516,623
Total operating income	154,706	190,857	192,903
Other income (expense):
Interest income	11,259	10,661	2,942
Interest expense	(79,246)	(79,623)	(68,473)
Loss on early extinguishment of debt	—	—	(2,157)
Loss from derivative financial instruments	—	—	(289)
Income before income taxes	86,719	121,895	124,926
Income tax expense	(2,429)	(4,642)	(6,673)
Net income	84,290	117,253	118,253
Private perpetual preferred unit distributions	(1,743)	(936)	(936)
Net income attributable to common unitholders	$82,547	$116,317	$117,317

Total weighted average units:
Basic	297,798	297,258	296,455
Diluted	297,798	297,259	298,049

Net income per unit:
Basic	$0.27	$0.39	$0.39
Diluted	$0.27	$0.39	$0.39

The accompanying notes are an integral part of these financial statements

Empire State Realty OP, L.P.
Consolidated Statements of Comprehensive Income
(amounts in thousands)

	For the Year Ended December 31,
	2019	2018	2017
Net income	$84,290	$117,253	$118,253
Other comprehensive loss:
Unrealized loss on valuation of interest rate swap agreements	(21,813)	(2,721)	(11,658)
Amount reclassified into interest expense	1,231	1,845	1,142
Other comprehensive loss	(20,582)	(876)	(10,516)
Comprehensive income	$63,708	$116,377	$107,737

The accompanying notes are an integral part of these financial statements

Empire State Realty OP, L.P.
Consolidated Statements of Capital
(amounts in thousands)

			Series PR Operating Partnership Units				Series ES Operating Partnership Units Limited Partners		Series 60 Operating Partnership Units Limited Partners		Series 250 Operating Partnership Units Limited Partners
			General Partner		Limited Partners
	Private Perpetual Preferred Units	Private Perpetual Preferred Units	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Total Capital
Balance at December 31, 2016	1,560	$8,004	155,841	$1,154,136	93,075	$793,360	35,728	$20,091	9,701	$4,880	4,747	$2,392	$1,982,863
Conversion of operating partnership units and Class B shares to ESRT Partner's Capital	—	—	5,615	23,435	(2,611)	(21,997)	(1,954)	(978)	(713)	(310)	(337)	(150)	—
Equity compensation	—	—	21	468	1,296	13,632	—	—	—	—	—	—	14,100
Distributions	—	(936)	—	(66,789)	—	(38,969)	—	(14,477)	—	(3,889)	—	(1,903)	(126,963)
Net income	—	936	—	62,647	—	35,430	—	13,726	—	3,637	—	1,877	118,253
Other comprehensive income (loss)	—	—	—	(5,615)	—	(3,177)	—	(1,230)	—	(326)	—	(168)	(10,516)
Balance at December 31, 2017	1,560	8,004	161,477	1,168,282	91,760	778,279	33,774	17,132	8,988	3,992	4,410	2,048	1,977,737
Issuance of OP units, net of costs	—	—	284	4,749	—	—	—	—	—	—	—	—	4,749
Conversion of operating partnership units and Class B shares to ESRT Partner's Capital	—	—	13,127	70,779	(8,168)	(68,386)	(3,645)	(1,809)	(968)	(423)	(346)	(161)	—
Equity compensation	—	—	24	417	2,610	18,368	—	—	—	—	—	—	18,785
Distributions	—	(936)	—	(70,854)	—	(36,284)	—	(13,161)	—	(3,532)	—	(1,772)	(126,539)
Net income	—	936	—	65,603	—	33,383	—	12,330	—	3,373	—	1,628	117,253
Other comprehensive income (loss)	—	—	—	(494)	—	(252)	—	(93)	—	(25)	—	(12)	(876)
Balance at December 31, 2018	1,560	8,004	174,912	1,238,482	86,202	725,108	30,129	14,399	8,020	3,385	4,064	1,731	1,991,109
Issuance of private perpetual preferred in exchange for OP units	4,610	21,147	—	—	(2,488)	(20,613)	(1,632)	(432)	(303)	(63)	(187)	(39)	—
Conversion of operating partnership units and Class B shares to ESRT Partner's Capital	—	—	6,929	27,495	(3,208)	(26,323)	(2,687)	(918)	(692)	(171)	(342)	(83)	—
Equity compensation	—	—	53	618	882	20,239	—	—	—	—	—	—	20,857
Distributions	—	(1,743)	—	(75,192)	—	(34,314)	—	(11,736)	—	(3,169)	—	(1,607)	(127,761)
Net income	—	1,743	—	49,445	—	21,958	—	7,925	—	2,146	—	1,073	84,290
Other comprehensive income (loss)	—	—	—	(12,328)	—	(5,475)	—	(1,976)	—	(535)	—	(268)	(20,582)
Balance at December 31, 2019	6,170	$29,151	181,894	$1,228,520	81,388	$680,580	25,810	$7,262	7,025	$1,593	3,535	$807	$1,947,913
The accompanying notes are an integral part of these financial statements

Empire State Realty OP, L.P.
Consolidated Statements of Cash Flows
(amounts in thousands)

	For the Year Ended December 31,
	2019	2018	2017
Cash Flows From Operating Activities
Net income	$84,290	$117,253	$118,253
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	181,588	168,508	160,710
Amortization of non-cash items within interest expense	7,328	7,215	1,039
Amortization of acquired above and below-market leases, net	(7,311)	(6,120)	(5,721)
Amortization of acquired below-market ground leases	7,831	7,831	7,831
Straight-lining of rental revenue	(20,057)	(22,107)	(26,544)
Equity based compensation	20,857	18,785	14,100
Settlement of derivative contract	(11,802)	—	(15,695)
Loss on early extinguishment of debt	—	—	2,157
Increase (decrease) in cash flows due to changes in operating assets and liabilities:
Security deposits	(27,243)	10,717	(97)
Tenant and other receivables	4,015	(1,275)	(5,787)
Deferred leasing costs	(30,895)	(26,899)	(31,743)
Prepaid expenses and other assets	(3,643)	(781)	(7,893)
Accounts payable and accrued expenses	427	1,993	(25,103)
Deferred revenue and other liabilities	27,206	3,902	8,695
Net cash provided by operating activities	232,591	279,022	194,202
Cash Flows From Investing Activities
Short-term investments	400,000	(400,000)	—
Additions to building and improvements	(250,254)	(243,022)	(222,979)
Development costs	(2)	(1)	(34)
Net cash provided by (used in) investing activities	149,744	(643,023)	(223,013)

The accompanying notes are an integral part of these financial statements

Empire State Realty OP, L.P.
Consolidated Statements of Cash Flows (continued)
(amounts in thousands)

	For the Year Ended December 31,
	2019	2018	2017
Cash Flows From Financing Activities
Proceeds from mortgage notes payable	—	160,000	315,000
Repayment of mortgage notes payable	(3,790)	(266,613)	(346,615)
Proceeds from senior unsecured notes	—	335,000	115,000
Repayment of senior unsecured notes	(250,000)	—	—
Repayment of unsecured term loan	—	—	(265,000)
Proceeds from unsecured revolving credit and term loan facility	—	—	265,000
Deferred financing costs	—	(1,980)	(13,299)
Net proceeds from the issuance of operating partnership units	—	4,749	—
Private perpetual preferred unit distributions	(1,743)	(936)	(936)
Distributions	(126,018)	(125,603)	(126,027)
Net cash (used in) provided by financing activities	(381,551)	104,617	(56,877)
Net increase (decrease) in cash and cash equivalents and restricted cash	784	(259,384)	(85,688)
Cash and cash equivalents and restricted cash—beginning of period	270,813	530,197	615,885
Cash and cash equivalents and restricted cash—end of period	$271,597	$270,813	$530,197

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$204,981	$464,344	$554,371
Restricted cash at beginning of period	65,832	65,853	61,514
Cash and cash equivalents and restricted cash at beginning of period	$270,813	$530,197	$615,885

Cash and cash equivalents at end of period	$233,946	$204,981	$464,344
Restricted cash at end of period	37,651	65,832	65,853
Cash and cash equivalents and restricted cash at end of period	$271,597	$270,813	$530,197

Supplemental disclosures of cash flow information:
Cash paid for interest	$76,333	$74,160	$66,911
Interest capitalized	$1,433	$1,596	$459
Cash paid for income taxes	$1,766	$4,847	$5,783
Non-cash investing and financing activities:
Building and improvements included in accounts payable and accrued expenses	$90,910	$85,242	$71,769
Write-off of fully depreciated assets	30,977	39,665	19,136
Derivative instruments at fair values included in prepaid expenses and other assets	—	2,536	—
Derivative instruments at fair values included in accounts payable and accrued expenses	13,330	5,243	436
Conversion of operating partnership units and Class B shares to Class A shares	27,495	70,779	23,435
Issuance of Series 2019 private perpetual preferred in exchange for operating partnership units	21,147	—	—
Right of use assets	29,452	—	—
Ground lease liabilities	29,452	—	—

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
ESRT as the sole general partner in our company, has responsibility and discretion in the management and control in our company, and our limited partners, in such capacity, have no authority to transact business for, or participate in the management activities of our company. As of December 31, 2019, ESRT owned approximately 60.7% of our operating partnership units.
As of December 31, 2019, our total portfolio contained 10.1 million rentable square feet of office and retail space. We owned 14 office properties (including three long-term ground leasehold interest) encompassing approximately 9.4 million rentable square feet of office space. Nine of these properties are located in the midtown Manhattan market and encompass in the aggregate approximately 7.6 million rentable square feet of office space, including the Empire State Building. Our Manhattan office properties also contain an aggregate of 511,984 rentable square feet of premier retail space on their ground floor and/or lower levels. Our remaining five office properties are located in Fairfield County, Connecticut and Westchester County, New York, encompassing in the aggregate approximately 1.8 million rentable square feet. The majority of square footage for these five properties is located in densely populated metropolitan communities with immediate access to mass transportation. Additionally, we have entitled land at the Stamford Transportation Center in Stamford, Connecticut, adjacent to one of our office properties, that will support the development of an approximately 415,000 rentable square foot office building and garage, which we refer to herein as Metro Tower. As of December 31, 2019, our portfolio also included four standalone retail properties located in Manhattan and two standalone retail properties located in the city center of Westport, Connecticut, encompassing 205,595 rentable square feet in the aggregate.
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

In addition, under Topic 842, lessors may only capitalize incremental direct leasing costs. As a result, we no longer capitalize our non-contingent leasing costs and instead expense these costs as incurred. These costs totaled $5.1 million for the year ended December 31, 2019.
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements, have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission (the "SEC"), represent our assets and liabilities and operating results. The consolidated financial statements include our accounts and our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
    We consolidate entities in which we have a controlling financial interest. In determining whether we have a controlling financial interest in a partially owned entity and the requirement to consolidate the accounts of that entity, we consider factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partners/members as well as whether the entity is a variable interest entity (“VIE”) and whether we are the primary beneficiary. The primary beneficiary of a VIE is the entity that has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. The primary beneficiary is required to consolidate the VIE. We had no VIEs as of December 31, 2019 and 2018.
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
Accounting Estimates
The preparation of the consolidated financial statements in accordance with GAAP requires management to use estimates and assumptions that in certain circumstances affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Significant items subject to such estimates and assumptions include allocation of the purchase price of acquired real estate properties among tangible and intangible assets, determination of the useful life of real estate properties and other long-lived assets, valuation and impairment analysis of commercial real estate properties, goodwill, right-of-use-assets and other long-lived assets, estimate of tenant expense reimbursements, valuation of derivative instruments, senior unsecured notes, mortgage notes payable, unsecured notes, unsecured revolving credit and term loan facilities, and equity based compensation. These estimates are prepared using management’s best judgment, after considering past, current, and expected events and economic conditions. Actual results could differ from those estimates.
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
We recognize rental revenue of acquired in-place above- and below-market leases at their fair values over the terms of the respective leases, including, for below-market leases, fixed option renewal periods, if any.
Lease termination fees are recognized when the fees are determinable, tenant vacancy has occurred, collectability is reasonably assured, we have no continuing obligation to provide services to such former tenants and the payment is not subject to any conditions that must be met or waived.
Observatory Revenue
Revenues from the sale of Observatory tickets are recognized upon admission or ticket expirations. Deferred revenue related to unused and unexpired tickets as of December 31, 2019 and 2018 was $2.7 million and $4.1 million, respectively, and is included in deferred revenue and other liabilities on the consolidated balance sheets.
Gains on Sale of Real Estate
We record a gain on sale of real estate pursuant to provisions under Accounting Standards Codification (ASC) 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets. Under ASC 610-20, we must first determine whether the transaction is a sale to a customer or non-customer. We do not sell real estate within the ordinary course of our business and therefore, expect that sale transactions will not be contracts with customers. We will next determine whether we would have a controlling financial interest in the property after the sale. If we determine that we do not have a controlling financial interest in the real estate, we would evaluate whether a contract exists under ASC 606 Revenue from Contracts with Customers and whether the buyer has obtained control of the asset that was sold. We recognize the full gain on sale of real estate when the derecognition criteria under ASC 610-20 have been met.
Third-Party Management and Other Fees
We earn revenue arising from contractual agreements with related party entities for asset and property management services. This revenue is recognized as the related services are performed under the respective agreements in place.
Other Revenues and Fees
Other revenues and fees includes parking income, legal, tax and insurance settlements, demand response energy use earnings and sales from our restaurant at the Empire State Building.
Advertising and Marketing Costs
Advertising and marketing costs are expensed as incurred. The expense for the years ended December 31, 2019, 2018, and 2017 was $9.7 million, $8.9 million and $7.6 million, respectively, and is included within operating expenses in our consolidated statements of income.
Real Estate Properties and Related Intangible Assets
Land and buildings and improvements are recorded at cost less accumulated depreciation and amortization. The recorded cost includes cost of acquisitions, development and construction and tenant allowances and improvements. Expenditures for ordinary repairs and maintenance are charged to property operating expense as incurred. Significant replacements and betterments which improve or extend the life of the asset are capitalized. Tenant improvements which improve or extend the life of the asset are capitalized. If a tenant vacates its space prior to the contractual termination of its lease, the unamortized balance of any tenant improvements are written off if they are replaced or have no future value. For developed properties, direct and indirect costs that clearly relate to projects under development are capitalized. Costs include construction costs, professional services such as architectural and legal costs, capitalized interest and direct payroll costs. We begin capitalization when the project is probable. The assets relating to the project are stated at cost and are not depreciated. Once construction is completed and the assets are placed in service, the assets are reclassified to the appropriate asset class and depreciated in accordance with the useful lives as indicated below. Capitalization of interest ceases when the asset is ready for its intended use, which is generally near the date that a certificate of occupancy is obtained. Total capitalized interest for the years ended December 31, 2019, 2018 and 2017 was $1.4 million, $1.6 million and $0.5 million, respectively.
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
The aggregate value of other acquired intangible assets consists of acquired ground leases and acquired in-place leases and tenant relationships. The fair value allocated to acquired in-place leases consists of a variety of components including, but not necessarily limited to: (a) the value associated with avoiding the cost of originating the acquired in-place leases (i.e. the market cost to execute a lease, including leasing commissions, if any); (b) the value associated with lost revenue related to tenant reimbursable operating costs estimated to be incurred during the assumed lease-up period (i.e. real estate taxes, insurance and other operating expenses); (c) the value associated with lost rental revenue from existing leases during the assumed lease-up period; and (d) the value associated with any other inducements to secure a tenant lease.
We assess the potential for impairment of our long-lived assets, including real estate properties, annually or whenever events occur or a change in circumstances indicate that the recorded value might not be fully recoverable. We determine whether impairment in value has occurred by comparing the estimated future undiscounted cash flows expected from the use and eventual disposition of the asset to its carrying value. If the undiscounted cash flows do not exceed the carrying value, the real estate is adjusted to fair value and an impairment loss is recognized. Assets held for sale are recorded at the lower of cost or fair value less costs to sell. We do not believe that the value of any of our properties and intangible assets were impaired during the years ended December 31, 2019, 2018 and 2017.
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
Deferred Leasing Costs
Deferred leasing costs consist of fees incurred to initiate and renew leases, are amortized on a straight-line basis over the related lease term and the expense is included in depreciation and amortization in our consolidated statements of income. Upon the early termination of a lease, unamortized deferred leasing costs are charged to expense.
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
To the extent that we contributed assets to an entity, our investment in the entity is recorded at cost basis in the assets that were contributed to the entity. Upon contributing assets to an entity, we make a judgment as to whether the economic substance of the transaction is a sale. In accordance with the provisions of ASC 610-20, we will recognize a full gain on both the retained and sold portions of real estate contributed or sold to an entity by recognizing our new equity method investment interest at fair value.
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
As of December 31, 2019 and 2018, we had no equity method investments.
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
Derivative Instruments
We are exposed to the effect of interest rate changes and manage these risks by following policies and procedures including the use of derivatives. To manage exposure to interest rates, derivatives are used primarily to fix the rate on debt based on floating-rate indices. We also hedged our exposure to the variability in future cash flows for forecast transactions through June 30, 2020 (excluding forecast transactions related to the payment of variable interest on existing financial instruments). We record all derivatives on the balance sheet at fair value. We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. We measure the credit risk of our derivative instruments that are subject to master netting agreements on a net basis by counterparty portfolio. For derivatives that qualify as cash flow hedges, we report the gain or loss on the derivative designated as a hedge as part of other comprehensive income (loss) and subsequently reclassify the gain or loss into income in the period that the hedged transaction affects income.
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
We apply provisions for measuring and recognizing tax benefits associated with uncertain income tax positions. Penalties and interest, if incurred, would be recorded as a component of income tax expense. As of December 31, 2019 and 2018, we do not have a liability for uncertain tax positions. As of December 31, 2019, the tax years ended December 31, 2016 through December 31, 2019 remain open for an audit by the Internal Revenue Service, state or local authorities.
Share-Based Compensation
Share-based compensation for market based equity awards is measured at the fair value of the award on the date of grant and recognized as an expense on a straight-line basis over the stated vesting period, which is generally three or four years, depending on retirement eligibility. Share-based compensation for time-based equity awards is measured at the fair value of the award on the date of grant and recognized as an expense on a straight-line basis over the shorter of (i) the stated vesting period, which is generally three or four years, or (ii) the period from the date of grant to the date the employee becomes retirement eligible, which may occur upon grant.  An employee is retirement eligible when the employee attains the (i) age of 60 and (ii) the date on which the employee has first completed ten years of continuous service with ESRT or its affiliates.
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

Reclassification

Certain prior year balances have been reclassified to conform to our current year presentation. The 2017 balance of other revenues and fees has been reclassified to separately present lease termination fees and interest income and conform to our current year presentation.
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

During June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which contains amendments that replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. During November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, which clarifies that receivables arising from operating leases are not within the scope of Topic 326. Instead, impairment of receivables arising from operating leases should be accounted in accordance with ASU No. 2016-02, Leases (Topic 842). ASU No. 2016-13 and ASU No. 2018-19 will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Earlier adoption as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, is permitted. The amendments must be adopted through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified retrospective approach). We do not anticipate the adoption of these new accounting standards to have a material impact on our consolidated financial statements.
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

3. Deferred Costs, Acquired Lease Intangibles and Goodwill
Deferred costs, net, consisted of the following at December 31, 2019 and 2018 (amounts in thousands):

	2019	2018
Leasing costs	$199,033	$178,120
Acquired in-place lease value and deferred leasing costs	200,296	214,550
Acquired above-market leases	49,213	52,136
	448,542	444,806
Less: accumulated amortization	(224,598)	(209,839)
Total deferred costs, net, excluding net deferred financing costs	$223,944	$234,967

At December 31, 2019 and 2018, $4.2 million and $6.3 million, respectively, of net deferred financing costs associated with the unsecured revolving credit facility was included in deferred costs, net on the consolidated balance sheets.
Amortization expense related to deferred leasing and acquired deferred leasing costs was $24.5 million, $26.3 million, and $24.1 million, for the years ended December 31, 2019, 2018, and 2017, respectively. Amortization expense related to acquired lease intangibles was $10.9 million, $12.1 million and $17.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Amortizing acquired intangible assets and liabilities consisted of the following at December 31, 2019 and 2018 (amounts in thousands):

	2019	2018
Acquired below-market ground leases	$396,916	$396,916
Less: accumulated amortization	(44,350)	(36,518)
Acquired below-market ground leases, net	$352,566	$360,398

	2019	2018
Acquired below-market leases	$(100,472)	$(118,462)
Less: accumulated amortization	60,793	66,012
Acquired below-market leases, net	$(39,679)	$(52,450)

Rental revenue related to the amortization of below market leases, net of above market leases was $7.3 million, $6.1 million and $5.7 million for the years ended December 31, 2019, 2018 and 2017, respectively. The remaining weighted-average amortization period as of December 31, 2019 is 24.1 years, 3.9 years, 2.9 years and 3.9 years for below-market ground leases, in-place leases and deferred leasing costs, above-market leases and below-market leases, respectively. We expect to recognize amortization expense and rental revenue from the acquired intangible assets and liabilities as follows (amounts in thousands):

For the year ending:	Future Ground Rent Amortization	Future Amortization Expense	Future Rental Revenue
2020	$7,831	$17,900	$1,223
2021	7,831	10,400	3,116
2022	7,831	9,598	3,435
2023	7,831	9,045	3,395
2024	7,831	7,179	2,832
Thereafter	313,411	20,450	7,981
	$352,566	$74,572	$21,982

As of December 31, 2019, we had goodwill of $491.5 million. In 2013, we acquired the interests in Empire State Building Company, L.L.C. and 501 Seventh Avenue Associates, L.L.C. for an amount in excess of their net tangible and identified intangible assets and liabilities and as a result we recorded goodwill related to the transaction. Goodwill was allocated $227.5 million to the observatory operations of the Empire State Building, $250.8 million to Empire State Building, and $13.2 million to 501 Seventh Avenue.
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

4. Debt
Debt consisted of the following as of December 31, 2019 and 2018 (amounts in thousands):

			As of December 31, 2019
	Principal Balance as of December 31, 2019	Principal Balance as of December 31, 2018	Stated Rate	Effective Rate(1)	Maturity Date(2)
Fixed rate mortgage debt
Metro Center	$89,650	$91,838	3.59%	3.68%	11/5/2024
10 Union Square	50,000	50,000	3.70%	3.97%	4/1/2026
1542 Third Avenue	30,000	30,000	4.29%	4.53%	5/1/2027
First Stamford Place(3)	180,000	180,000	4.28%	4.45%	7/1/2027
1010 Third Avenue and 77 West 55th Street	38,251	38,995	4.01%	4.22%	1/5/2028
10 Bank Street	32,920	33,779	4.23%	4.36%	6/1/2032
383 Main Avenue	30,000	30,000	4.44%	4.55%	6/30/2032
1333 Broadway	160,000	160,000	4.21%	4.29%	2/5/2033
Total mortgage debt	610,821	614,612
Senior unsecured notes - exchangeable	—	250,000	—%	—%	—
Senior unsecured notes: (4)
Series A	100,000	100,000	3.93%	3.96%	3/27/2025
Series B	125,000	125,000	4.09%	4.12%	3/27/2027
Series C	125,000	125,000	4.18%	4.21%	3/27/2030
Series D	115,000	115,000	4.08%	4.11%	1/22/2028
Series E	160,000	160,000	4.26%	4.27%	3/22/2030
Series F	175,000	175,000	4.44%	4.45%	3/22/2033
Unsecured revolving credit facility (4)	—	—	(5)	(5)	8/29/2021
Unsecured term loan facility (4)	265,000	265,000	(6)	(6)	8/29/2022
Total principal	1,675,821	1,929,612
Unamortized discount	—	(1,647)
Deferred financing costs, net	(7,247)	(9,032)
Total	$1,668,574	$1,918,933
_____________

(1)	The effective rate is the yield as of December 31, 2019, including the effects of debt issuance costs.

(2)	Pre-payment is generally allowed for each loan upon payment of a customary pre-payment penalty.

(3)	Represents a $164 million mortgage loan bearing interest of 4.09% and a $16 million loan bearing interest at 6.25%.

(4)	At December 31, 2019, we were in compliance with all debt covenants.

(5)	At December 31, 2019, the unsecured revolving credit facility bears a floating rate at 30 day LIBOR plus 1.10%. The rate at December 31, 2019 was 2.86%.

(6)
The unsecured term loan facility bears a floating rate at 30 day LIBOR plus 1.20%. Pursuant to an interest rate swap agreement, the LIBOR rate is fixed at 2.1485% through maturity. The rate at December 31, 2019 was 3.35%.

Principal Payments
Aggregate required principal payments at December 31, 2019 are as follows (amounts in thousands):

Year	Amortization	Maturities	Total
2020	$3,938	$—	$3,938
2021	4,090	—	4,090
2022	5,628	265,000	270,628
2023	7,876	—	7,876
2024	7,958	77,675	85,633
Thereafter	25,910	1,277,746	1,303,656
Total principal maturities	$55,400	$1,620,421	$1,675,821

Deferred Financing Costs
Deferred financing costs, net, consisted of the following at December 31, 2019 and 2018 (amounts in thousands):

	2019	2018
Financing costs	$25,315	$25,315
Less: accumulated amortization	(13,863)	(10,027)
Total deferred financing costs, net	$11,452	$15,288

At December 31, 2019 and 2018, $4.2 million and $6.3 million, respectively, of net deferred financing costs associated with the unsecured revolving credit facility were included in deferred costs, net on the consolidated balance sheet.
Amortization expense related to deferred financing costs was $3.8 million, $4.1 million, and $4.7 million, for the years ended December 31, 2019, 2018 and 2017, respectively, and was included in interest expense.
Unsecured Revolving Credit and Term Loan Facility

The senior unsecured revolving credit and term loan facility (the “Facility”) has a principal amount of up to $1.365 billion which consists of a $1.1 billion revolving credit facility and a $265.0 million term loan facility. We may request the Facility be increased through one or more increases in the revolving credit facility or one or more increases in the term loan facility or the addition of new pari passu term loan tranches, for a maximum aggregate principal amount not to exceed $1.75 billion.

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

As of December 31, 2019, we were in compliance with the covenants under the Facility.

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

For the years ended December 31, 2019, 2018 and 2017, total interest expense related to the 2.625% Exchangeable Senior Notes was $6.1 million, $9.9 million and $9.9 million, respectively, consisting of (i) contractual interest expense of $4.1 million, $6.6 million and $6.6 million, respectively, (ii) additional non-cash interest expense of $1.6 million, $2.7 million and $2.7 million, respectively, related to the accretion of the debt discount, and (iii) amortization of deferred financing costs of $0.4 million, $0.6 million and $0.6 million, respectively.

Senior Unsecured Notes

The terms of the Series A, B, C, D, E, and F senior notes agreements include customary covenants, including limitations on liens, investment, distributions, debt, fundamental changes, and transactions with affiliates and require certain customary financial reports. It also requires compliance with financial ratios including a maximum leverage ratio, a maximum secured leverage ratio, a minimum amount of tangible net worth, a minimum fixed charge coverage ratio, a minimum unencumbered interest coverage ratio, and a maximum unsecured leverage ratio. As of December 31, 2019, we were in compliance with the covenants under the outstanding Senior Unsecured Notes.

5. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following as of December 31, 2019 and 2018 (amounts in thousands):

	2019	2018
Accrued capital expenditures	$90,910	$85,242
Accounts payable and accrued expenses	35,084	34,585
Interest rate swap agreements liability	13,330	5,243
Accrued interest payable	3,699	4,990
Due to affiliated companies	763	616
Total accounts payable and accrued expenses	$143,786	$130,676

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

We have agreements with our derivative counterparties that contain a provision where if we either default or are capable of being declared in default on any of our indebtedness, then we could also be declared in default on our derivative obligations. As of December 31, 2019, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $14.5 million. If we had breached any of these provisions at December 31, 2019, we could have been required to settle our obligations under the agreements at their termination value of $14.5 million.
As of December 31, 2019 and 2018, we had interest rate LIBOR swaps with an aggregate notional value of $390.0 million and $515.0 million, respectively, which were designated as cash flow hedges of interest rate risk. We are hedging variability in future cash flows associated with our existing variable-rate term loan facility and with a forecast refinancing of our exchangeable senior notes. The notional value does not represent exposure to credit, interest rate or market risks. As of December 31, 2019, the fair value of these derivative instruments amounted to ($13.3 million) which is included in accounts payable and accrued expenses on the consolidated balance sheet. As of December 31, 2018, the fair value of these derivative instruments amounted to $2.5 million which is included in prepaid expenses and other assets and ($5.2 million) which is included in accounts payable and accrued expenses on the consolidated balance sheet.
For the years ended December 31, 2019 and 2018, a net unrealized loss of $20.6 million and $0.9 million, respectively, is reflected in the consolidated statements of comprehensive income (loss) relating to both active and terminated cash flow hedges of interest rate risk. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the debt. We estimate that $4.1 million net loss of the current balance held in accumulated other comprehensive loss will be reclassified into interest expense within the next 12 months.
For the year ended December 31, 2017, we recognized a loss of $0.3 million from derivative financial instruments, incurred in connection with the partial termination and re-designation of related cash flow hedges.
The table below summarizes the terms of agreements and the fair values of our derivative financial instruments as of December 31, 2019 and 2018 (dollar amounts in thousands):

						December 31, 2019		December 31, 2018
Derivative	Notional Amount	Receive Rate	Pay Rate	Effective Date	Expiration Date	Asset	Liability	Asset	Liability
Interest rate swap	$265,000	1 Month LIBOR	2.1485%	August 31, 2017	August 24, 2022	$—	$(4,247)	$2,536	$—
Interest rate swap	125,000	3 Month LIBOR	2.9580%	July 1, 2019	July 1, 2026	—	—	—	(2,623)
Interest rate swap	125,000	3 Month LIBOR	2.9580%	July 1, 2019	July 1, 2026	—	(9,083)	—	(2,620)
						$—	$(13,330)	$2,536	$(5,243)

The table below shows the effect of our derivative financial instruments designated as cash flow hedges on accumulated other comprehensive income (loss) for the years ended December 31, 2019, 2018 and 2017 (amounts in thousands):

Effects of Cash Flow Hedges	December 31, 2019	December 31, 2018	December 31, 2017
Amount of gain (loss) recognized in other comprehensive income (loss)	$(21,813)	$(2,721)	$(11,658)
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into interest expense	(1,231)	(1,845)	(1,142)

The table below shows the effect of our derivative financial instruments designated as cash flow hedges on the consolidated statements of income for the years ended December 31, 2019, 2018 and 2017 (amounts in thousands):

Effects of Cash Flow Hedges	December 31, 2019	December 31, 2018	December 31, 2017
Total interest (expense) presented on the consolidated statements of income in which the effects of cash flow hedges are recorded	$(79,246)	$(79,623)	$(68,473)
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into interest expense	(1,231)	(1,845)	(1,142)

Fair Valuation
The estimated fair values at December 31, 2019 and 2018 were determined by management, using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
The following tables summarize the carrying and estimated fair values of our financial instruments as of December 31, 2019 and 2018 (amounts in thousands):

	December 31, 2019
	Carrying Value	Estimated Fair Value
		Total	Level 1	Level 2	Level 3
Interest rate swaps included in accounts payable and accrued expenses	$13,330	$13,330	$—	$13,330	$—
Mortgage notes payable	605,542	629,609	—	—	629,609
Senior unsecured notes - Series A, B, C, D, E and F	798,392	843,394	—	—	843,394
Unsecured term loan facility	264,640	265,000	—	—	265,000
Ground lease liabilities	29,307	33,790	—	—	33,790

	December 31, 2018
	Carrying Value	Estimated Fair Value
		Total	Level 1	Level 2	Level 3
Interest rate swaps included in prepaid expenses and other assets	$2,536	$2,536	$—	$2,536	$—
Interest rate swaps included in accounts payable and accrued expenses	5,243	5,243	—	5,243	—
Mortgage notes payable	608,567	597,424	—	—	597,424
Senior unsecured notes - Exchangeable	247,930	250,625	—	250,625	—
Senior unsecured notes - Series A, B, C, D, E and F	798,289	795,662	—	—	795,662
Unsecured term loan facility	264,147	265,000	—	—	265,000
Disclosure about the fair value of financial instruments is based on pertinent information available to us as of December 31, 2019 and 2018. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

7. Leases

Lessor
We lease various spaces to tenants over terms ranging from one to 21 years. Certain leases have renewal options for additional terms. The leases provide for base monthly rentals and reimbursements for real estate taxes, escalations linked to the consumer price index or common area maintenance known as operating expense escalation. Operating expense reimbursements are reflected in our December 31, 2019 consolidated statement of income as rental revenue and in our December 31, 2018 consolidated statement of income as tenant expense reimbursement.

Rental revenue includes fixed and variable payments. Fixed payments primarily relate to base rent and variable payments primarily relate to tenant expense reimbursements for certain property operating costs. The components of rental revenue for the year ended December 31, 2019 are as follows (amounts in thousands):

For the Year Ended December 31, 2019
Fixed payments	$510,799
Variable payments	75,615
Total rental revenue	$586,414

As of December 31, 2019 and 2018, we were entitled to the following future contractual minimum lease payments (excluding operating expense reimbursements) on non-cancellable operating leases to be received which expire on various dates through 2038 (amounts in thousands):

2019		2018
2020	$498,840	2019	$485,441
2021	484,956	2020	460,127
2022	462,656	2021	423,365
2023	436,467	2022	391,395
2024	399,587	2023	362,738
Thereafter	1,865,058	Thereafter	1,536,461
	$4,147,564		$3,659,527

The above future minimum lease payments exclude tenant recoveries, amortization of deferred rent receivables and the net accretion of above-below-market lease intangibles. Some leases are subject to termination options generally upon payment of a termination fee. The preceding table is prepared assuming such options are not exercised.
Lessee
We determine if an arrangement is a lease at inception. Our operating lease agreements relate to three ground lease assets and are reflected in right-of-use assets of $29.3 million and lease liabilities of $29.3 million in our consolidated balance sheet as of December 31, 2019. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Variable lease payments are excluded from the right-of-use assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred.
We make payments under ground leases related to three of our properties. The ground leases are due to expire between the years 2050 and 2077, inclusive of extension options, and have no variable payments or residual value guarantees. As our leases do not provide an implicit rate, we determined our incremental borrowing rate based on information available at the date of adoption of ASU No. 2016-02, Leases (Topic 842), in determining the present value of lease payments. The weighted average incremental borrowing rate used to calculate the right-of-use assets and lease liabilities as of December 31, 2019 was 4.5%. Rent expense for lease payments related to our operating leases is recognized on a straight-line basis over the non-cancellable term of the leases. The weighted average remaining lease term as of December 31, 2019 was 50.3 years.

As of December 31, 2019 and 2018, the following table summarizes our future minimum lease payments with amounts for 2019 discounted by our incremental borrowing rates to calculate the lease liabilities of our leases (amounts in thousands):

2019		2018
2020	$1,518	2019	$1,518
2021	1,518	2020	1,518
2022	1,518	2021	1,518
2023	1,518	2022	1,518
2024	1,518	2023	1,518
Thereafter	66,780	Thereafter	68,298
Total undiscounted lease payments	74,370	Total undiscounted lease payments	$75,888
Present value discount	(45,063)
Ground lease liabilities	$29,307

8. Commitments and Contingencies
Legal Proceedings
Litigation
Except as described below, as of December 31, 2019, we were not involved in any material litigation, nor, to our knowledge, was any material litigation threatened against us or our properties, other than routine litigation arising in the ordinary course of business such as disputes with tenants. We believe that the costs and related liabilities, if any, which may result from such actions will not materially affect our consolidated financial position, operating results or liquidity.

As previously disclosed, in October 2014, 12 former investors in Empire State Building Associates L.L.C. (“ESBA”), which prior to the initial public offering of our company (the "Offering"), owned the fee title to the Empire State Building, filed an arbitration with the American Arbitration Association against Peter L. Malkin, Anthony E. Malkin, Thomas N. Keltner, Jr., and our subsidiary ESRT MH Holdings LLC, the former supervisor of ESBA, as respondents. The statement of claim (also filed later in federal court in New York for the expressed purpose of tolling the statute of limitations) alleges breach of fiduciary duty and related claims in connection with the Offering and formation transactions and seeks monetary damages and declaratory relief. These investors had opted out of a prior class action bringing similar claims that was settled with court approval. The respondents filed an answer and counterclaims. In March 2015, the federal court action was stayed on consent of all parties pending the arbitration. Arbitration hearings for a select number of sessions started in May 2016 and concluded in August 2018. Post-hearing briefing is currently scheduled to be completed by April 2020.

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

Unfunded Capital Expenditures
At December 31, 2019, we estimate that we will incur approximately $125.9 million of capital expenditures (including tenant improvements and leasing commissions) on our properties pursuant to existing lease agreements. We expect to fund these capital expenditures with operating cash flow, additional property level mortgage financings, our unsecured credit facility, cash on hand and other borrowings. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs. We expect that these financing requirements will be met in a similar fashion.

Concentration of Credit Risk
Financial instruments that subject us to credit risk consist primarily of cash and cash equivalents, restricted cash, short-term investments, tenant and other receivables and deferred rent receivables. At December 31, 2019, we held on deposit at various major financial institutions cash and cash equivalents and restricted cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation.

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
Major Customers and Other Concentrations
For the year ended December 31, 2019, other than three tenants who accounted for 6.8%, 3.2% and 3.2% of rental revenues, no other tenant in our portfolio accounted for more than 2.0% of rental revenues. For the year ended December 31, 2018, other than five tenants who accounted for 6.0%, 3.1%, 2.9%, 2.0% and 2.0% of rental revenues, no other tenant in our portfolio accounted for more than 2.0% of rental revenues. For the year ended December 31, 2017, other than five tenants who accounted for 6.3%, 3.2%, 2.9%, 2.1% and 2.0% of rental revenues, no other tenant in our portfolio accounted for more than 2.0% of rental revenues.
For the years ended December 31, 2019, 2018 and 2017, the six properties listed below accounted for the indicated percentage of total rental revenues. No other property accounted for more than 5.0% of total rental revenues.

	Year Ended December 31,
	2019	2018	2017
Empire State Building	32.9%	31.9%	32.0%
One Grand Central Place	12.3%	12.8%	13.1%
111 West 33rd Street	9.9%	9.3%	8.6%
1400 Broadway	7.1%	7.1%	7.4%
250 West 57th Street	5.5%	5.2%	5.2%
First Stamford Place	5.4%	5.9%	5.4%

Asset Retirement Obligations
We are required to accrue costs that we are legally obligated to incur on retirement of our properties which result from acquisition, construction, development and/or normal operation of such properties. Retirement includes sale, abandonment or disposal of a property. Under that standard, a conditional asset retirement obligation represents a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within a company’s control and a liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated. Environmental site assessments and investigations have identified asbestos or asbestos-containing building materials in certain of our properties. As of December 31, 2019, management has no plans to remove or alter these properties in a manner that would trigger federal and other applicable regulations for asbestos removal, and accordingly, the obligations to remove the asbestos or asbestos-containing building materials from these properties have indeterminable settlement dates. As such, we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligation. However ongoing asbestos abatement, maintenance programs and other required documentation are carried out as required and related costs are expensed as incurred.
Other Environmental Matters
Certain of our properties have been inspected for soil contamination due to pollutants, which may have occurred prior to our ownership of these properties or subsequently in connection with its development and/or its use. Required remediation to such properties has been completed and, as of December 31, 2019, management believes that there are no obligations related to environmental remediation other than maintaining the affected sites in conformity with the relevant authority’s mandates and filing the required documents. All such maintenance costs are expensed as incurred. We expect that resolution of the environmental matters relating to the above will not have a material impact on our business, assets, consolidated and combined financial condition, results of operations or liquidity. However, we cannot be certain that we have identified all environmental liabilities at our properties, that all necessary remediation actions have been or will be undertaken at our properties or that we will be indemnified, in full or at all, in the event that such environmental liabilities arise.
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
32BJ
We participate in the Building Service 32BJ, ("Union"), Pension Plan and Health Plan. The Pension Plan is a multi-employer, non-contributory defined benefit pension plan that was established under the terms of collective bargaining agreements between the Service Employees International Union, Local 32BJ, the Realty Advisory Board on Labor Relations, Inc. and certain other employers. This Pension Plan is administered by a joint board of trustees consisting of union trustees and employer trustees and operates under employer identification number 13-1879376. The Pension Plan year runs from July 1 to June 30. Employers contribute to the Pension Plan at a fixed rate on behalf of each covered employee. Separate actuarial information regarding such pension plans is not made available to the contributing employers by the union administrators or trustees, since the plans do not maintain separate records for each reporting unit. However, on September 28, 2017, September 28, 2018 and September 27, 2019, the actuary certified that for the plan years beginning July 1, 2017, July 1, 2018 and July 1, 2019, respectively, the Pension Plan was in critical status under the Pension Protection Act of 2006. The Pension Plan trustees adopted a rehabilitation plan consistent with this requirement. For each of the years ended June 30, 2019, 2018 and 2017, the Pension Plan received contributions from employers totaling $290.1 million, $272.3 million and $257.8 million, respectively.
The Health Plan was established under the terms of collective bargaining agreements between the Union, the Realty Advisory Board on Labor Relations, Inc. and certain other employers. The Health Plan provides health and other benefits to eligible participants employed in the building service industry who are covered under collective bargaining agreements, or other written agreements, with the Union. The Health Plan is administered by a Board of Trustees with equal representation by the employers and the Union and operates under employer identification number 13-2928869. The Health Plan receives contributions in accordance with collective bargaining agreements or participation agreements. Generally, these agreements provide that the employers contribute to the Health Plan at a fixed rate on behalf of each covered employee. For the years ended June 30, 2019, 2018 and 2017, the Health Plan received contributions from employers totaling $1.5 billion, $1.4 billion and $1.3 billion, respectively.

Term of Collective Bargaining Agreement
The most recent collective bargaining agreement for Local 32BJ commenced from January 1, 2020 and runs through December 31, 2023.

Contributions
Contributions we made to the multi-employer plans for the years ended December 31, 2019, 2018 and 2017 are included in the table below (amounts in thousands):

	For the Year Ended December 31,
Benefit Plan	2019	2018	2017
Pension Plans (pension and annuity)*	$3,418	$3,327	$3,035
Health Plans**	10,055	9,373	8,551
Other***	641	814	856
Total plan contributions	$14,114	$13,514	$12,442

*	Pension plans include $1.0 million, $1.0 million and $0.9 million for the years ended 2019, 2018 and 2017, respectively, to multiemployer plans not discussed above.

** Health plans include $1.8 million, $1.6 million and $1.6 million for the years ended 2019, 2018 and 2017, respectively, to multiemployer plans not discussed above.
*** Other consists of union costs which were not itemized between pension and health plans. Other includes $0.4 million, $0.2 million and $0.2 million for the years ended 2019, 2018 and 2017, respectively, in connection with other multiemployer plans not discussed above.

Benefit plan contributions are included in operating expenses in our consolidated statements of income.

9. Capital
Shares and Units
As of December 31, 2019, there were approximately 299.7 million operating partnership units outstanding, of which approximately 181.9 million, or 60.7%, were owned by ESRT and approximately 117.8 million, or 39.3%, were owned by other partners, including ESRT directors, members of senior management and other employees.
On May 16, 2019, the Empire State Realty Trust, Inc. Empire State Realty OP, L.P. 2019 Equity Incentive Plan (“2019 Plan”) was approved by our shareholders.  The 2019 Plan provides for grants to directors, employees and consultants of our company and operating partnership, including options, restricted stock, restricted stock units, stock appreciation rights, performance awards, dividend equivalents and other equity-based awards.  An aggregate of approximately 11.0 million shares of our common stock are authorized for issuance under awards granted pursuant to the 2019 Plan. We will not issue any new equity awards under the First Amended and Restated Empire State Realty Trust, Inc. and Empire State Realty OP, L.P. 2013 Equity Incentive Plan ("2013 Plan", and collectively with the 2019 Plan, "the Plans"). The shares of ESRT Class A common stock underlying any awards under the 2019 Plan and the 2013 Plan that are forfeited, canceled or otherwise terminated, other than by exercise, will be added back to the shares of ESRT Class A common stock available for issuance under the 2019 Plan. Shares tendered or held back upon exercise of a stock option or settlement of an award under the 2019 Plan or the 2013 Plan to cover the exercise price or tax withholding and shares subject to a stock appreciation right that are not issued in connection with the stock settlement of the stock appreciation right upon exercise thereof, will not be added back to the shares of ESRT Class A common stock available for issuance under the 2019 Plan. In addition, shares of ESRT Class A common stock repurchased on the open market will not be added back to the shares of ESRT Class A common stock available for issuance under the 2019 Plan.
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
LTIP units subject to time-based vesting, whether vested or not, receive the same per unit distributions as OP Units, which equal per share dividends (both regular and special) on our common stock. Performance based LTIP units receive 10% of such distributions currently, unless and until such LTIP units are earned based on performance, at which time they will receive the accrued and unpaid 90% and will commence receiving 100% of such distributions thereafter.
Private Perpetual Preferred Units

During December 2019, we completed an exchange offer whereby we issued 4,610,383 new Series 2019 Private Perpetual Preferred Units ("Series 2019 Preferred Units") in exchange for 4,610,383 OP Units, consisting of 1,632,667 Series ES OP Units, 186,799 Series 250 OP Units, 302,608 Series 60 OP Units and 2,488,309 Series PR OP Units. The OP Units acquired in the exchange offer were retired upon receipt. The Series 2019 Preferred Units were issued in the exchange offer in reliance on the exemption set forth in Section 3(a)(9) of the Securities Act of 1933, as amended, for securities exchanged by an issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange. In connection with the exchange offer, we incurred $0.5 million of costs, which were expensed as incurred and included in general and administrative expenses.
As of December 31, 2019, there were 4,610,383 Series 2019 Preferred Units and 1,560,360 Series 2014 Private Perpetual Preferred Units ("Series 2014 Preferred Units"). The Series 2019 Preferred Units have a liquidation preference of $13.52 per unit and are entitled to receive cumulative preferential annual cash distributions of $0.70 per unit payable in arrears on a quarterly basis. The Series 2019 Preferred Units are not redeemable at the option of the holders and are redeemable at our option only in the case of specific defined events. The Series 2014 Preferred Units which have a liquidation preference of $16.62 per unit and which are entitled to receive cumulative preferential annual cash distributions of $0.60 per unit payable in arrears on a quarterly basis. The Series 2014 Preferred Units are not redeemable at the option of the holders and are redeemable at our option only in the case of specific defined events.
Distributions
The following table summarizes the distributions paid on our operating partnership units for the years ended December 31, 2019, 2018 and 2017:

Record Date	Payment Date	Amount per Operating Partnership Unit
December 23, 2019	December 31, 2019	$0.105
September 16, 2019	September 30, 2019	$0.105
June 14, 2019	June 28, 2019	$0.105
March 15, 2019	March 29, 2019	$0.105

December 17, 2018	December 31, 2018	$0.105
September 14, 2018	September 28, 2018	$0.105
June 15, 2018	June 29, 2018	$0.105
March 15, 2018	March 30, 2018	$0.105

December 15, 2017	December 29, 2017	$0.105
September 15, 2017	September 29, 2017	$0.105
June 15, 2017	June 30, 2017	$0.105
March 15, 2017	March 31, 2017	$0.105
Total distributions paid to OP unitholders and Preferred unitholders during 2019, 2018 and 2017 totaled $127.8 million, $126.5 million and $127.0 million, respectively.

Incentive and Share-Based Compensation

The Plans provide for grants to directors, employees and consultants consisting of stock options, restricted stock, dividend equivalents, stock payments, performance shares, LTIP units, stock appreciation rights and other incentive awards. An aggregate of 11.0 million shares of ESRT common stock are authorized for issuance under awards granted pursuant to the 2019 Plan, and as of December 31, 2019, approximately 11.5 million shares of ESRT common stock remain available for future issuance under the Plans.
In October and May 2019, we made grants of LTIP units to our non-employee directors under the 2019 Plan. At such times, we granted a total of 76,718 LTIP units that are subject to time-based vesting with fair market values of $1.1 million. The awards vest ratably over three years from the date of the grant, subject generally to the director's continued service on our Board of Directors.
In March 2019, we made grants of LTIP units to executive officers under the 2013 Plan. At such time, we granted to executive officers a total of 461,693 LTIP units that are subject to time-based vesting and 1,806,520 LTIP units that are subject to market-based vesting, with fair market values of $6.4 million for the time-based vesting awards and $12.8 million for the market-based vesting awards. In March 2019 we made grants of LTIP units and restricted stock to certain other employees under the 2013 Plan. At such time, we granted to certain other employees a total of 61,432 LTIP units and 69,358 shares of restricted stock that are subject to time-based vesting and 113,383 LTIP units that are subject to market-based vesting, with fair market values of $2.0 million for the time-based vesting awards and $0.9 million for the market-based vesting awards. The awards subject to time-based vesting vest ratably over four years from January 1, 2019, subject generally to the grantee's continued employment. The first installment vests on January 1, 2020 and the remainder will vest thereafter in three equal annual installments. The vesting of the LTIP units subject to market-based vesting is based on the achievement of relative total stockholder return hurdles over a three-year performance period, commencing on January 1, 2019. Following the completion of the three-year performance period, our compensation committee will determine the number of LTIP units to which the grantee is entitled based on our performance relative to the performance hurdles set forth in the LTIP unit award agreements the grantee entered into in connection with the award grant. These units then vest in two installments, with the first installment vesting on January 1, 2022 and the second installment vesting on January 1, 2023, subject generally to the grantee's continued employment on those dates.

Our named executive officers can elect to receive their annual incentive bonus in any combination of (i) cash or vested LTIP's at the face amount of such bonus or (ii) time-vesting LTIP's which would vest over three years, subject to continued employment, at 125% of such face amount. In March 2019, we made grants of LTIP units to executive officers under the 2013 Plan in connection with the 2018 bonus election program. We granted to executive officers a total of 334,952 LTIP units that are subject to time-based vesting with a fair market value of $4.6 million. Of these LTIP units, 26,056 LTIP units vested immediately on the grant date and 308,896 LTIP units vest ratably over three years from January 1, 2019, subject generally to the grantee's continued employment. The first installment vests on January 1, 2020 and the remainder will vest thereafter in two equal annual installments.
In May 2018, we made grants of LTIP units to our non-employee directors under the 2013 Plan. At such time, we granted a total of 65,000 LTIP units that are subject to time-based vesting with fair market values of $1.0 million. The awards vest ratably over three years from the date of the grant, subject generally to the director's continued service on our Board of Directors.
In March 2018, we made grants of LTIP units to executive officers under the 2013 Plan. At such time, we granted to executive officers a total of 386,876 LTIP units that are subject to time-based vesting and 1,737,917 LTIP units that are subject to market-based vesting, with fair market values of $6.1 million for the time-based vesting awards and $9.6 million for the market-based vesting awards. In March 2018, we made grants of LTIP units and restricted stock to certain other employees under the 2013 Plan. At such time, we granted to certain other employees a total of 67,449 LTIP units and 39,608 shares of restricted stock that are subject to time-based vesting and 223,950 LTIP units that are subject to market-based vesting, with fair market values of $1.7 million for the time-based vesting awards and $1.1 million for the market-based vesting awards. The awards subject to time-based vesting vest ratably over four years from January 1, 2018, subject generally to the grantee's continued employment. The first installment vests on January 1, 2019 and the remainder will vest thereafter in three equal annual installments. The vesting of the LTIP units subject to market-based vesting is based on the achievement of absolute and relative total stockholder return hurdles over a three-year performance period, commencing on January 1, 2018. Following the completion of the three-year performance period, our compensation committee will determine the number of LTIP units to which the grantee is entitled based on our performance relative to the performance hurdles set forth in the LTIP unit award agreements the grantee entered into in connection with the award grant. These units then vest in two installments, with the first installment vesting on January 1, 2021 and the second installment vesting on January 1, 2022, subject generally to the grantee's continued employment on those dates.

In 2017, our board of directors determined to reinforce the alignment of our executive officers’ interests with that of stockholders by designing a new bonus election program, under which named executive officers could elect to receive their annual incentive bonus in any combination of (i) cash or vested LTIP's at the face amount of such bonus or (ii) time-vesting LTIP's which would vest over three years, subject to continued employment, at 125% of such face amount. In February 2018, we made grants of LTIP units to executive officers under the 2013 Plan in connection with the 2017 bonus election program. We granted to executive officers a total of 238,609 LTIP units that are subject to time-based vesting with a fair market value $4.0 million. Of these LTIP units, 25,158 LTIP units vested immediately on the grant date and 213,451 LTIP units vest ratably over three years from January 1, 2018, subject generally to the grantee's continued employment. The first installment vests on January 1, 2019 and the remainder will vest thereafter in two equal annual installments.

Share-based compensation for time-based equity awards is measured at the fair value of the award on the date of grant and recognized as an expense on a straight-line basis over the shorter of (i) the stated vesting period, which is generally three or four years, or (ii) the period from the date of grant to the date the employee becomes retirement eligible, which may occur upon grant.  An employee is retirement eligible when the employee attains the (i) age of 60 and (ii) the date on which the employee has first completed ten years of continuous service with ESRT or its affiliates. Share-based compensation for market-based equity awards is measured at the fair value of the award on the date of grant and recognized as an expense on a straight-line basis over three or four years depending on retirement eligibility.
For the market-based LTIP units, the fair value of the awards was estimated using a Monte Carlo Simulation model.  Our stock price, along with the prices of the comparative indexes, is assumed to follow the Geometric Brownian Motion Process.  Geometric Brownian motion is a common assumption when modeling in financial markets, as it allows the modeled quantity (in this case, the stock price) to vary randomly from its current value and take any value greater than zero.  The volatilities of the returns on our stock price and the comparative indexes were estimated based on implied volatilities and historical volatilities using a six-year look-back period.  The expected growth rate of the stock prices over the performance period is determined with consideration of the risk free rate as of the grant date.  For LTIP unit awards that are time-based, the fair value of the awards was estimated based on the fair value of our stock at the grant date discounted for the restriction period during which the LTIP units cannot be redeemed or transferred and the uncertainty regarding if, and when, the book capital account of the LTIP units will equal that of the common units. For restricted stock awards that are time-based, we estimate the stock compensation expense based on the fair value of the stock at the grant date.

LTIP units and ESRT restricted stock issued during the year ended December 31, 2019, 2018 and 2017 were valued at $27.9 million, $23.6 million and $19.4 million, respectively. The weighted-average per unit or share fair value was $9.56, $8.54 and $13.77 for grants issued in 2019, 2018 and 2017, respectively. The per unit or share granted in 2019 was estimated on the respective dates of grant using the following assumptions: an expected life from 2.0 to 5.3 years, a dividend rate of 2.40%, a risk-free interest rate from 2.48% to 2.63%, and an expected price volatility from 17.0% to 22.0%. The per unit or share granted in 2018 was estimated on the respective dates of grant using the following assumptions: an expected life of 2.8 years, a dividend rate of 2.30%, a risk-free interest rate of 2.50%, and an expected price volatility of 20.0%. The per unit or share granted in 2017 was estimated on the respective dates of grant using the following assumptions: an expected life of 2.8 years, a dividend rate of 2.05%, a risk-free interest rate of 1.55% and an expected price volatility of 20.0%.

No other stock options, dividend equivalents, or stock appreciation rights were issued or outstanding in 2019, 2018 and 2017.

The following is a summary of ESRT restricted stock and LTIP unit activity for the year ended December 31, 2019:

	ESRT Restricted Stock	LTIP Units	Weighted Average Grant Fair Value
Unvested balance at December 31, 2018	91,158	5,702,821	$9.68
Vested	(35,724)	(598,402)	15.98
Granted	69,358	2,854,698	9.56
Forfeited or unearned	(5,874)	(1,972,548)	7.34
Unvested balance at December 31, 2019	118,918	5,986,569	$9.73

The total fair value of LTIP units and restricted stock that vested during 2019, 2018 and 2017 was $10.1 million, $7.7 million and $7.6 million, respectively.
The LTIP unit and ESRT restricted stock award agreements will immediately vest when a grantee attains the (i) age of 60 and (ii) the date on which grantee has first completed ten years of continuous service with our company or its affiliates. For award agreements that qualify, we recognize noncash compensation expense on the grant date for the time-based awards and ratably over the vesting period for the market-based awards, and accordingly, we recognized $2.0 million, $1.8 million and $1.0 million for the years ended December 31, 2019, 2018 and 2017, respectively. Unrecognized compensation expense was $1.1 million at December 31, 2019, which will be recognized over a weighted average period of 2.2 years.
For the remainder of the LTIP unit and ESRT restricted stock awards, we recognize noncash compensation expense ratably over the vesting period, and accordingly, we recognized $18.8 million, $17.0 million and $13.1 million in noncash compensation expense for the years ended December 31, 2019, 2018 and 2017, respectively. Unrecognized compensation expense was $28.7 million at December 31, 2019, which will be recognized over a weighted average period of 2.1 years.

Earnings Per Unit
Earnings per unit for the years ended December 31, 2019, 2018 and 2017 is computed as follows (amounts in thousands, except per share amounts):

	For the Year Ended December 31,
	2019	2018	2017
Numerator:
Net income	$84,290	$117,253	$118,253
Private perpetual preferred unit distributions	(1,743)	(936)	(936)
Earnings allocated to unvested shares	(885)	(851)	(760)
Net income attributable to common unitholders - basic and diluted	$81,662	$115,466	$116,557

Denominator:
Weighted average units outstanding - basic	297,798	297,258	296,455
Effect of dilutive securities:
Stock-based compensation plans	—	1	775
Exchangeable senior notes	—	—	819
Weighted average shares outstanding - diluted	297,798	297,259	298,049

Earnings per unit - basic and diluted	$0.27	$0.39	$0.39

There were 416,492, 485,865 and 834,267 antidilutive shares and LTIP units for the years ended December 31, 2019, 2018 and 2017, respectively.

10. Related Party Transactions
Tax Protection Agreements
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
First, this agreement provides that our operating partnership will not sell, exchange, transfer or otherwise dispose of such protected assets, or any interest in a protected asset, until (i) October 7, 2025, with respect to one protected asset, First Stamford Place, and (ii) the later of (x) October 7, 2021 and (y) the death of both Peter L. Malkin and Isabel W. Malkin, who are 86 and 83 years old, respectively, for the three other protected assets, Metro Center, 10 Bank Street and 1542 Third Avenue, unless:
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
In 2016, we entered into a tax protection agreement with Q REIT Holding LLC, a Qatar Financial Centre limited liability company and a wholly owned subsidiary of the Qatar Investment Authority, a governmental authority of the State of Qatar ("QREIT", and together with any eligible transferee, "QIA"). Subject to certain minimum thresholds and conditions, ESRT will indemnify QIA for certain applicable U.S. federal and state taxes payable by QIA in connection with dividends paid by ESRT on the QIA shares that are attributable to capital gains from the sale or exchange of any U.S. real property interests. ESRT's obligation to indemnify QIA will terminate one year following the date on which the sum of the QIA shares then owned by QIA falls below 10% of ESRT outstanding common shares.
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
Employment Agreement and Change in Control Severance Agreements
ESRT entered into an employment agreement with Anthony E. Malkin, which provides for salary, bonuses and other benefits, including among other things, severance benefits upon a termination of employment under certain circumstances and the issuance of equity awards. In addition, ESRT entered into change in control severance agreements with Thomas P. Durels, Thomas N. Keltner, Jr. and John B. Kessler.
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
Excluded Properties and Businesses
The Malkin Group, including Anthony E. Malkin, our Chairman and Chief Executive Officer, owns non-controlling interests in, and Anthony E. Malkin and Peter L. Malkin control the general partners or managers of, the entities that own interests in eight multi-family properties, five net leased retail properties, (including one single tenant retail property in Greenwich, Connecticut), and a parcel that is being developed for residential use. The Malkin Group also owns non-controlling interests in one Manhattan office property, two Manhattan retail properties and several retail properties outside of Manhattan, none of which were contributed to us in the formation transactions. We refer to the non-controlling interests described above collectively as the excluded properties. In addition, the Malkin Group owns interests in one mezzanine and senior equity fund, an industrial fund, and five residential properties, and which we refer to collectively as the excluded businesses. Other than the Greenwich retail property, we do not believe that the excluded properties or the excluded businesses are consistent with our portfolio geographic or property type composition, management or strategic direction.
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
We earned asset management (supervisory) and service fees from excluded properties and businesses of $0.9 million, $1.1 million and $1.1 million during the years ended December 31, 2019, 2018 and 2017, respectively.
We earned property management fees from excluded properties of $0.3 million, $0.3 million and $0.3 million during the years ended December 31, 2019, 2018 and 2017, respectively.
Other
We receive rent generally at market rental rate for 5,447 square feet of leased space from entities affiliated with Anthony E. Malkin at one of our properties. Under the lease, the tenant has the right to cancel such lease without special payment on 90 days’ notice. We also have a shared use agreement with such tenant to occupy a portion of the leased premises as the office location for Peter L. Malkin, our chairman emeritus and employee, utilizing approximately 15% of the space, for which we pay to such tenant an allocable pro rata share of the cost. We also have agreements with these entities and excluded properties and businesses to provide them with general computer-related support services. Total revenue aggregated $0.3 million, $0.3 million and $0.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.
One of our directors, James D. Robinson IV, is a general partner in an investment fund, which owns more than a 10% economic and voting interest in one of our tenants, OnDeck Capital, with an annualized rent of $4.7 million and $4.5 million as of December 31, 2019 and 2018, respectively.

11. Income Taxes
TRS Holdings and Observatory TRS are taxable entities and their consolidated provision for income taxes consisted of the following for the years ended December 31, 2019, 2018 and 2017 (amounts in thousands):

	For the Year Ended December 31,
	2019	2018	2017
Current:
Federal	$(1,077)	$(2,389)	$(3,923)
State and local	(872)	(2,253)	(2,304)
Total current	(1,949)	(4,642)	(6,227)
Deferred:
Federal	(248)	—	(446)
State and local	(232)	—	—
Total deferred	(480)	—	(446)
Income tax expense	$(2,429)	$(4,642)	$(6,673)

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

    The effective income tax rate is 34.0%, 34.0% and 48.5% for the years ended December 31, 2019, 2018 and 2017, respectively. The actual tax provision differed from that computed at the federal statutory corporate rate as follows (amounts in thousands):

	For the Year Ended December 31,
	2019	2018	2017
Federal tax expense at statutory rate	$(1,575)	$(2,844)	$(4,684)
State income taxes, net of federal benefit	(854)	(1,798)	(1,543)
Corporate income tax rate adjustment	—	—	(446)
Income tax expense	$(2,429)	$(4,642)	$(6,673)

The income tax effects of temporary differences that give rise to deferred tax assets are presented below as of December 31, 2019, 2018 and 2017 (amounts in thousands):

	2019	2018	2017
Deferred tax assets:
Deferred revenue on unredeemed observatory admission ticket sales	$916	$1,396	$1,395

Deferred tax assets at December 31, 2019, 2018 and 2017, respectively, are attributable to the inclusion of deferred revenue on Observatory admission ticket sales not redeemed at year-end in determining income for tax reporting purposes and are included in prepaid expenses and other assets on the consolidated balance sheets. No valuation allowance has been recorded against the deferred tax asset because the Company believes that the deferred tax asset will, more likely than not, be realized. This determination is based on the Observatory TRS’s anticipated future taxable income and the reversal of the deferred tax asset.

At December 31, 2019, 2018 and 2017, the TRS entities have no amount of unrecognized tax benefits. For tax years 2019, 2018, 2017 and 2016, the United States federal and state tax returns are open for examination.
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

The following tables provide components of segment profit for each segment for the years ended December 31, 2019, 2018 and 2017, as reviewed by management (amounts in thousands):

	2019
	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Rental revenue	$586,414	$—	$—	$586,414
Intercompany rental revenue	82,469	—	(82,469)	—
Observatory revenue	—	128,769	—	128,769
Lease termination fees	4,352	—	—	4,352
Third-party management and other fees	1,254	—	—	1,254
Other revenue and fees	10,554	—	—	10,554
Total revenues	685,043	128,769	(82,469)	731,343
Operating expenses:
Property operating expenses	174,977	—	—	174,977
Intercompany rent expense	—	82,469	(82,469)	—
Ground rent expense	9,326	—	—	9,326
General and administrative expenses	61,063	—	—	61,063
Observatory expenses	—	33,767	—	33,767
Real estate taxes	115,916	—	—	115,916
Depreciation and amortization	181,558	30	—	181,588
Total operating expenses	542,840	116,266	(82,469)	576,637
Total operating income	142,203	12,503	—	154,706
Other income (expense):
Interest income	11,259	—	—	11,259
Interest expense	(79,246)	—	—	(79,246)
Income before income taxes	74,216	12,503	—	86,719
Income tax expense	(896)	(1,533)	—	(2,429)
Net income	$73,320	$10,970	$—	$84,290
Segment assets	$3,671,211	$260,623	$—	$3,931,834
Expenditures for segment assets	$191,630	$64,294	$—	$255,924

	2018
	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Rental revenue	$493,231	$—	$—	$493,231
Intercompany rental revenue	79,954	—	(79,954)	—
Tenant expense reimbursement	72,372	—	—	72,372
Observatory revenue	—	131,227	—	131,227
Lease termination fees	20,847	—	—	20,847
Third-party management and other fees	1,440	—	—	1,440
Other revenue and fees	12,394	—	—	12,394
Total revenues	680,238	131,227	(79,954)	731,511
Operating expenses:
Property operating expenses	167,379	—	—	167,379
Intercompany rent expense	—	79,954	(79,954)	—
Ground rent expense	9,326	—	—	9,326
General and administrative expenses	52,674	—	—	52,674
Observatory expenses	—	32,767	—	32,767
Real estate taxes	110,000	—	—	110,000
Depreciation and amortization	168,430	78	—	168,508
Total operating expenses	507,809	112,799	(79,954)	540,654
Total operating income	172,429	18,428	—	190,857
Other income (expense):
Interest income	10,661	—	—	10,661
Interest expense	(79,623)	—	—	(79,623)
Loss on early extinguishment of debt	—	—	—	—
Loss from derivative financial instrument	—	—	—	—
Income before income taxes	103,467	18,428	—	121,895
Income tax expense	(1,114)	(3,528)	—	(4,642)
Net income	$102,353	$14,900	$—	$117,253
Segment assets	$3,930,330	$265,450	$—	$4,195,780
Expenditures for segment assets	$201,685	$54,811	$—	$256,496

	2017
	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Rental revenue	$483,944	$—	$—	$483,944
Intercompany rental revenue	77,646	—	(77,646)	—
Tenant expense reimbursement	73,679	—	—	73,679
Observatory revenue	—	127,118	—	127,118
Lease termination fees	13,551	—	—	13,551
Third-party management and other fees	1,400	—	—	1,400
Other revenue and fees	9,834	—	—	9,834
Total revenues	660,054	127,118	(77,646)	709,526
Operating expenses:
Property operating expenses	163,531	—	—	163,531
Intercompany rent expense	—	77,646	(77,646)	—
Ground rent expense	9,326	—	—	9,326
General and administrative expenses	50,315	—	—	50,315
Observatory expenses	—	30,275	—	30,275
Real estate taxes	102,466	—	—	102,466
Acquisition expenses	—	—	—	—
Depreciation and amortization	160,630	80	—	160,710
Total operating expenses	486,268	108,001	(77,646)	516,623
Total operating income	173,786	19,117	—	192,903
Other income (expense):
Interest income	2,942	—	—	2,942
Interest expense	(68,473)	—	—	(68,473)
Loss on early extinguishment of debt	(2,157)	—	—	(2,157)
Loss from derivative financial instrument	(289)	—	—	(289)
Income before income taxes	105,809	19,117	—	124,926
Income tax expense	(1,306)	(5,367)	—	(6,673)
Net income	$104,503	$13,750	$—	$118,253
Segment assets	$3,670,907	$260,440	$—	$3,931,347
Expenditures for segment assets	$191,541	$36,621	$—	$228,162

13. Summary of Quarterly Financial Information (unaudited)

The quarterly results of operations of our company for the years ended December 31, 2019, 2018 and 2017 are as follows (amounts in thousands):

	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Revenues	$167,293	$176,244	$192,873	$194,933
Operating income	$26,076	$36,239	$45,279	$47,112
Net income	$9,856	$18,930	$26,784	$28,720
Net income attributable to common unitholders	$9,622	$18,696	$26,550	$27,679
Net income per share attributable to common unitholders:
Basic and diluted	$0.03	$0.06	$0.09	$0.09

	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Revenues	$167,271	$178,529	$186,402	$199,309
Operating income	$34,164	$49,665	$48,538	$58,490
Net income	$18,058	$30,184	$29,230	$39,781
Net income attributable to common unitholders	$17,824	$29,950	$28,996	$39,547
Net income per share attributable to common unitholders:
Basic and diluted	$0.06	$0.10	$0.10	$0.13

	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Revenues	$164,333	$176,349	$186,547	$182,297
Operating income	$36,045	$50,659	$56,008	$50,191
Net income	$19,145	$31,359	$35,489	$32,260
Net income attributable to common unitholders	$18,911	$31,125	$35,255	$32,026
Net income per share attributable to common unitholders:
Basic and diluted	$0.06	$0.10	$0.12	$0.11

14. Subsequent Events
None.

Empire State Realty OP, L.P.
Schedule II—Valuation and Qualifying Accounts
(amounts in thousands)

Description	Balance At Beginning of Year	Additions Charged Against Operations	Uncollectible Accounts Written-Off	Balance at End of Year
Year ended December 31, 2018
Allowance for doubtful accounts	$1,607	$(811)	$(289)	$507
Year ended December 31, 2017
Allowance for doubtful accounts	$3,723	$(1,650)	$(466)	$1,607

Empire State Realty OP, L.P.
Schedule III—Real Estate and Accumulated Depreciation
(amounts in thousands)

			Initial Cost to the Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at which Carried at 12/31/19
Development	Type	Encumbrances	Land and Development Costs	Building & Improvements	Improvements	Carrying Costs	Land and Development Costs	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on which depreciation in latest income statement is computed
111 West 33rd Street, New York, NY	office / retail	$—	$13,630	$244,461	$124,153	n/a	$13,630	$368,614	$382,244	$(54,356)	1954	2014	various
1400 Broadway, New York, NY	office / retail	—	—	96,338	76,764	—	—	173,102	173,102	(37,745)	1930	2014	various
1333 Broadway, New York, NY	office / retail	158,617	91,435	120,190	9,434	n/a	91,435	129,624	221,059	(25,483)	1915	2013	various
1350 Broadway, New York, NY	office / retail	—	—	102,518	32,818	—	—	135,336	135,336	(32,584)	1929	2013	various
250 West 57th Street, New York, NY	office/ retail	—	2,117	5,041	153,241	n/a	2,117	158,282	160,399	(42,521)	1921	1953	various
501 Seventh Avenue, New York, NY	office/ retail	—	1,100	2,600	94,547	n/a	1,100	97,147	98,247	(40,924)	1923	1950	various
1359 Broadway, New York, NY	office/ retail	—	1,233	1,809	59,570	n/a	1,233	61,379	62,612	(29,437)	1924	1953	various
350 Fifth Avenue (Empire State Building), New York, NY	office/ retail	—	21,551	38,934	994,622	n/a	21,551	1,033,556	1,055,107	(262,236)	1930	2013	various
One Grand Central Place, New York, NY	office/ retail	—	7,240	17,490	266,090	n/a	7,222	283,598	290,820	(119,574)	1930	1954	various
First Stamford Place, Stamford, CT	office	178,820	22,952	122,739	73,243	n/a	24,862	194,072	218,934	(86,636)	1986	2001	various
One Station Place, Stamford, CT (Metro Center)	office	89,474	5,313	28,602	18,876	n/a	5,313	47,478	52,791	(32,379)	1987	1984	various
383 Main Avenue, Norwalk, CT	office	29,647	2,262	12,820	28,083	n/a	2,262	40,903	43,165	(14,815)	1985	1994	various
500 Mamaroneck Avenue, Harrison, NY	office	—	4,571	25,915	24,723	n/a	4,571	50,638	55,209	(24,714)	1987	1999	various
10 Bank Street, White Plains, NY	office	32,496	5,612	31,803	19,699	n/a	5,612	51,502	57,114	(23,557)	1989	1999	various
10 Union Square, New York, NY	retail	49,252	5,003	12,866	2,363	n/a	5,003	15,229	20,232	(8,245)	1987	1996	various
1542 Third Avenue, New York, NY	retail	29,532	2,239	15,266	449	n/a	2,239	15,715	17,954	(8,210)	1991	1999	various
1010 Third Avenue, New York, NY and 77 West 55th Street, New York, NY	retail	37,704	4,462	15,817	1,173	n/a	4,462	16,990	21,452	(9,037)	1962	1998	various
69-97 Main Street, Westport, CT	retail	—	2,782	15,766	3,933	n/a	2,782	19,699	22,481	(7,542)	1922	2003	various
103-107 Main Street, Westport, CT	retail	—	1,243	7,043	358	n/a	1,260	7,384	8,644	(2,539)	1900	2006	various
Property for development at the Transportation Hub in Stamford, CT	land	—	4,542	—	7,989	—	12,531	—	12,531	—	n/a	n/a	n/a
Totals		$605,542	$199,287	$918,018	$1,992,128	$—	$209,185	$2,900,248	$3,109,433	$(862,534)

Empire State Realty OP, L.P.
Notes to Schedule III—Real Estate and Accumulated Depreciation
(amounts in thousands)
1. Reconciliation of Investment Properties
The changes in our investment properties for the years ended December 31, 2019, 2018 and 2017 are as follows:

	2019	2018	2017
Balance, beginning of year	$2,884,486	$2,667,655	$2,458,629
Acquisition of new properties	—	—	—
Improvements	255,924	256,496	228,162
Disposals	(30,977)	(39,665)	(19,136)
Balance, end of year	$3,109,433	$2,884,486	$2,667,655
The unaudited aggregate cost of investment properties for federal income tax purposes as of December 31, 2019 was $2.6 billion.
2. Reconciliation of Accumulated Depreciation
The changes in our accumulated depreciation for the years ended December 31, 2019, 2018 and 2017 are as follows:

	2019	2018	2017
Balance, beginning of year	$747,304	$656,900	$556,546
Depreciation expense	146,207	130,069	119,490
Disposals	(30,977)	(39,665)	(19,136)
Balance, end of year	$862,534	$747,304	$656,900
Depreciation of investment properties reflected in the combined statements of income is calculated over the estimated original lives of the assets as follows:

Buildings	39 years
Building improvements	39 years or useful life
Tenant improvements	Term of related lease