Form 10-Q
period 2020-06-30
Empire State Realty OP, L.P.
filed 2020-08-10
CIK 1553079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒
As of July 30, 2020, there were 24,522,366 units of the Registrant Series ES operating partnership units outstanding, 6,707,377 units of the Series 60 operating partnership units outstanding, and 3,361,500 units of the Series 250 operating partnership units outstanding.

ITEM 1. FINANCIAL STATEMENTS
Empire State Realty OP, L.P.
Condensed Consolidated Balance Sheets
(amounts in thousands, except unit and per unit amounts)

	June 30, 2020	December 31, 2019
ASSETS	(unaudited)
Commercial real estate properties, at cost:
Land	$201,196	$201,196
Development costs	9,325	7,989
Building and improvements	2,914,528	2,900,248
	3,125,049	3,109,433
Less: accumulated depreciation	(911,546)	(862,534)
Commercial real estate properties, net	2,213,503	2,246,899
Cash and cash equivalents	872,970	233,946
Restricted cash	58,878	37,651
Tenant and other receivables	29,800	25,423
Deferred rent receivables	226,444	220,960
Prepaid expenses and other assets	68,109	65,453
Deferred costs, net	211,356	228,150
Acquired below-market ground leases, net	348,651	352,566
Right of use assets	29,205	29,307
Goodwill	491,479	491,479
Total assets	$4,550,395	$3,931,834
LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable, net	$603,974	$605,542
Senior unsecured notes, net	973,053	798,392
Unsecured term loan facilities, net	387,059	264,640
Unsecured revolving credit facility, net	546,778	—
Accounts payable and accrued expenses	104,992	143,786
Acquired below-market leases, net	35,170	39,679
Ground lease liabilities	29,205	29,307
Deferred revenue and other liabilities	62,996	72,015
Tenants’ security deposits	51,130	30,560
Total liabilities	2,794,357	1,983,921
Commitments and contingencies
Capital:
Private perpetual preferred units:
Private perpetual preferred units, $13.52 per unit liquidation preference, 4,664,038 and 4,610,383 issued and outstanding in 2020 and 2019, respectively	21,936	21,147
Private perpetual preferred units, $16.62 per unit liquidation preference, 1,560,360 issued and outstanding in 2020 and 2019	8,004	8,004
Series PR operating partnership units:
ESRT partner's capital (2,908,226 and 2,996,520 general partner operating partnership units and 170,438,353 and 178,897,876 limited partner operating partnership units outstanding in 2020 and 2019, respectively)	1,080,221	1,228,520
Limited partners' interests (82,765,689 and 81,387,763 limited partner operating partnership units outstanding in 2020 and 2019, respectively)	647,520	680,580
Series ES operating partnership units (24,528,792 and 25,809,604 limited partner operating partnership units outstanding in 2020 and 2019, respectively)	(770)	7,262
Series 60 operating partnership units (6,776,577 and 7,025,089 limited partner operating partnership units outstanding in 2020 and 2019, respectively)	(588)	1,593
Series 250 operating partnership units (3,404,937 and 3,535,197 limited partner operating partnership units outstanding in 2020 and 2019, respectively)	(285)	807
Total capital	1,756,038	1,947,913
Total liabilities and capital	$4,550,395	$3,931,834
The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty OP, L.P.
Condensed Consolidated Statements of Operations
(unaudited)
(amounts in thousands, except per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Rental revenue	$137,999	$141,071	$286,112	$284,488
Observatory revenue	86	32,895	19,630	53,464
Lease termination fees	1,033	363	1,244	751
Third-party management and other fees	301	331	647	651
Other revenue and fees	1,611	1,584	3,621	4,183
Total revenues	141,030	176,244	311,254	343,537
Operating expenses:
Property operating expenses	29,750	40,227	71,218	83,182
Ground rent expenses	2,332	2,332	4,663	4,663
General and administrative expenses	18,149	15,998	34,100	30,024
Observatory expenses	4,002	8,360	12,156	15,935
Real estate taxes	29,579	28,267	58,833	56,499
Impairment charge	4,101	—	4,101	—
Depreciation and amortization	52,783	44,821	98,876	90,919
Total operating expenses	140,696	140,005	283,947	281,222
Total operating income	334	36,239	27,307	62,315
Other income (expense):
Interest income	1,526	3,899	2,163	7,638
Interest expense	(23,928)	(20,597)	(43,546)	(41,286)
Loss on early extinguishment of debt	—	—	(86)	—
Income (loss) before income taxes	(22,068)	19,541	(14,162)	28,667
Income tax benefit (expense)	2,450	(611)	2,832	119
Net income (loss)	(19,618)	18,930	(11,330)	28,786
Private perpetual preferred unit distributions	(1,047)	(234)	(2,097)	(468)
Net income (loss) attributable to common unitholders	$(20,665)	$18,696	$(13,427)	$28,318

Total weighted average units:
Basic	283,384	298,131	288,015	298,100
Diluted	283,384	298,131	288,015	298,100

Earnings per unit attributable to common unitholders:
Basic	$(0.07)	$0.06	$(0.05)	$0.09
Diluted	$(0.07)	$0.06	$(0.05)	$0.09

Dividends per unit	$0.105	$0.105	$0.210	$0.210

The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty OP, L.P.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)
(amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$(19,618)	$18,930	$(11,330)	$28,786
Other comprehensive income (loss):
Unrealized gain (loss) on valuation of interest rate swap agreements	(1,709)	(12,346)	(19,404)	(19,736)
Less: amount reclassified into interest expense	2,317	169	3,113	318
Other comprehensive income (loss)	608	(12,177)	(16,291)	(19,418)
Comprehensive income (loss)	$(19,010)	$6,753	$(27,621)	$9,368

The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty OP, L.P.
Condensed Consolidated Statements of Capital
For The Three Months Ended June 30, 2020 and 2019
(unaudited)
(amounts in thousands)

			Series PR Operating Partnership Units				Series ES Operating Partnership Units Limited Partners		Series 60 Operating Partnership Units Limited Partners		Series 250 Operating Partnership Units Limited Partners
			General Partner		Limited Partners
	Private Perpetual Preferred Units	Private Perpetual Preferred Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Total Capital
Balance at March 31, 2020	6,224	$29,940	177,128	$1,148,584	84,900	$666,778	25,359	$3,652	6,824	$607	3,465	$315	$1,849,876
Conversion of operating partnership units to ESRT Partner's Capital	—	—	2,717	13,955	(1,779)	(13,875)	(830)	(76)	(48)	(2)	(60)	(2)	—
Repurchases of common shares	—	—	(6,500)	(51,939)	—	—	—	—	—	—	—	—	(51,939)
Equity compensation	—	—	2	231	(355)	8,548	—	—	—	—	—	—	8,779
Distributions	—	(1,047)	—	(18,194)	—	(8,770)	—	(2,587)	—	(712)	—	(358)	(31,668)
Net income	—	1,047	—	(12,793)	—	(5,316)	—	(1,812)	—	(496)	—	(248)	(19,618)
Other comprehensive income (loss)	—	—	—	377	—	155	—	53	—	15	—	8	608
Balance at June 30, 2020	6,224	$29,940	173,347	$1,080,221	82,766	$647,520	24,529	$(770)	6,776	$(588)	3,405	$(285)	$1,756,038

			Series PR Operating Partnership Units				Series ES Operating Partnership Units Limited Partners		Series 60 Operating Partnership Units Limited Partners		Series 250 Operating Partnership Units Limited Partners
			General Partner		Limited Partners
	Private Perpetual Preferred Units	Private Perpetual Preferred Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Total Capital
Balance at March 31, 2019	1,560	$8,004	176,593	$1,224,689	87,324	$719,576	29,048	$11,062	7,875	$2,559	3,986	$1,311	$1,967,201
Conversion of operating partnership units to ESRT Partner's Capital	—	—	1,433	5,576	(645)	(5,309)	(530)	(189)	(189)	(57)	(69)	(21)	—
Equity compensation	—	—	(5)	190	70	6,136	—	—	—	—	—	—	6,326
Distributions	—	(234)	—	(18,671)	—	(9,122)	—	(3,001)	—	(808)	—	(412)	(32,248)
Net income	—	234	—	11,087	—	5,039	—	1,822	—	505	—	243	18,930
Other comprehensive income (loss)	—	—	—	(7,224)	—	(3,281)	—	(1,186)	—	(328)	—	(158)	(12,177)
Balance at June 30, 2019	1,560	$8,004	178,021	$1,215,647	86,749	$713,039	28,518	$8,508	7,686	$1,871	3,917	$963	$1,948,032

The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty OP, L.P.
Condensed Consolidated Statements of Capital
For The Six Months Ended June 30, 2020 and 2019
(unaudited)
(amounts in thousands)

			Series PR Operating Partnership Units				Series ES Operating Partnership Units Limited Partners		Series 60 Operating Partnership Units Limited Partners		Series 250 Operating Partnership Units Limited Partners
			General Partner		Limited Partners
	Private Perpetual Preferred Units	Private Perpetual Preferred Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Total Capital
Balance at December 31, 2019	6,170	$29,151	181,894	$1,228,520	81,388	$680,580	25,810	$7,262	7,025	$1,593	3,535	$807	1,947,913
Issuance of private perpetual preferred in exchange for common units	54	789	—	—	(97)	(800)	43	11	—	—	—	—	—
Conversion of operating partnership units to ESRT Partner's Capital	—	—	4,376	21,517	(2,673)	(21,291)	(1,324)	(180)	(249)	(33)	(130)	(13)	—
Repurchases of common units	—	—	(13,071)	(114,605)	—	—	—	—	—	—	—	—	(114,605)
Equity compensation	—	—	148	385	4,148	14,285	—	—	—	—	—	—	14,670
Distributions	—	(2,097)	—	(37,181)	—	(17,619)	—	(5,264)	—	(1,435)	—	(723)	(64,319)
Net income	—	2,097	—	(8,298)	—	(3,464)	—	(1,182)	—	(322)	—	(161)	(11,330)
Other comprehensive income (loss)	—	—	—	(10,117)	—	(4,171)	—	(1,417)	—	(391)	—	(195)	(16,291)
Balance at June 30, 2020	6,224	$29,940	173,347	$1,080,221	82,766	$647,520	24,529	$(770)	6,776	$(588)	3,405	$(285)	$1,756,038

			Series PR Operating Partnership Units				Series ES Operating Partnership Units Limited Partners		Series 60 Operating Partnership Units Limited Partners		Series 250 Operating Partnership Units Limited Partners
			General Partner		Limited Partners
	Private Perpetual Preferred Units	Private Perpetual Preferred Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Total Capital
Balance at December 31, 2018	1,560	$8,004	174,912	$1,238,482	86,202	$725,108	30,129	$14,399	8,020	$3,385	4,064	$1,731	1,991,109
Issuance of private perpetual preferred in exchange for common units	—	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of operating partnership units to ESRT Partner's Capital	—	—	3,055	8,858	(963)	(7,983)	(1,611)	(703)	(334)	(118)	(147)	(54)	—
Repurchases of common units	—	—	—	—	—	—	—	—	—	—	—	—	—
Equity compensation	—	—	54	230	1,510	11,515	—	—	—	—	—	—	11,745
Distributions	—	(468)	—	(37,191)	—	(18,004)	—	(6,060)	—	(1,637)	—	(830)	(64,190)
Net income	—	468	—	16,764	—	7,646	—	2,775	—	765	—	368	28,786
Other comprehensive income (loss)	—	—	—	(11,496)	—	(5,243)	—	(1,903)	—	(524)	—	(252)	(19,418)
Balance at June 30, 2019	1,560	$8,004	178,021	$1,215,647	86,749	$713,039	28,518	$8,508	7,686	$1,871	3,917	$963	$1,948,032

The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty OP, L.P.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(amounts in thousands)

	Six Months Ended June 30,
	2020	2019
Cash Flows From Operating Activities
Net income (loss)	$(11,330)	$28,786
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	98,876	90,919
Impairment charge	4,101	—
Amortization of non-cash items within interest expense	4,233	4,147
Amortization of acquired above- and below-market leases, net	(2,274)	(4,098)
Amortization of acquired below-market ground leases	3,916	3,916
Straight-lining of rental revenue	(5,483)	(8,607)
Equity based compensation	14,670	11,745
Settlement of derivative contract	(20,281)	—
Loss on early extinguishment of debt	86	—
Increase (decrease) in cash flows due to changes in operating assets and liabilities:
Security deposits	20,570	(25,420)
Tenant and other receivables	(4,378)	(1,827)
Deferred leasing costs	(7,508)	(10,892)
Prepaid expenses and other assets	(2,657)	993
Accounts payable and accrued expenses	(9,099)	(4,430)
Deferred revenue and other liabilities	(9,019)	4,048
Net cash provided by operating activities	74,423	89,280
Cash Flows From Investing Activities
Short-term investments	—	250,000
Development costs	(1,336)	—
Additions to building and improvements	(78,377)	(130,648)
Net cash (used in) provided by investing activities	(79,713)	119,352

The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty OP, L.P.
Condensed Consolidated Statements of Cash Flows (continued)
(unaudited)
(amounts in thousands)

	Six Months Ended June 30,
	2020	2019
Cash Flows From Financing Activities
Repayment of mortgage notes payable	(1,950)	(1,877)
Proceeds from unsecured senior notes	175,000	—
Repayment of unsecured term loan	(50,000)	—
Proceeds from unsecured term loan	175,000	—
Proceeds from unsecured revolving credit facility	550,000	—
Deferred financing costs	(3,585)	—
Repurchases of common units	(114,605)	—
Distributions	(64,319)	(64,190)
Net cash provided by (used in) financing activities	665,541	(66,067)
Net increase in cash and cash equivalents and restricted cash	660,251	142,565
Cash and cash equivalents and restricted cash—beginning of period	271,597	270,813
Cash and cash equivalents and restricted cash—end of period	$931,848	$413,378

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$233,946	$204,981
Restricted cash at beginning of period	37,651	65,832
Cash and cash equivalents and restricted cash at beginning of period	$271,597	$270,813

Cash and cash equivalents at end of period	$872,970	$375,335
Restricted cash at end of period	58,878	38,043
Cash and cash equivalents and restricted cash at end of period	$931,848	$413,378

Supplemental disclosures of cash flow information:
Cash paid for interest	$37,736	$38,363
Cash paid for income taxes	$910	$1,441

Non-cash investing and financing activities:
Building and improvements included in accounts payable and accrued expenses	$64,175	$74,887
Write-off of fully depreciated assets	33,261	11,123
Derivative instruments at fair values included in accounts payable and accrued expenses	11,629	22,895
Conversion of limited partners' operating partnership units to ESRT partner's capital	21,517	8,858
Issuance of Series 2019 private perpetual preferred in exchange for common units	789	—
Right of use assets	—	29,452
Ground lease liabilities	—	29,452

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
Empire State Realty OP, L.P. (the "Operating Partnership") is the entity through which Empire State Realty Trust, Inc. (“ESRT”), a self-administered and self-managed real estate investment trust ("REIT"), conducts all of its business and owns (either directly or through subsidiaries) substantially all of its assets. We own, manage, operate, acquire and reposition office and retail properties in Manhattan and the greater New York metropolitan area. As of June 30, 2020, our total portfolio contained 10.1 million rentable square feet of office and retail space. We owned 14 office properties (including three long-term ground leasehold interests) encompassing approximately 9.4 million rentable square feet of office space. Nine of these properties are located in the midtown Manhattan market and aggregate approximately 7.6 million rentable square feet of office space, including the Empire State Building. Our Manhattan office properties also contain an aggregate of 506,452 rentable square feet of retail space on their ground floor and/or contiguous levels. Our remaining five office properties are located in Fairfield County, Connecticut and Westchester County, New York, encompassing in the aggregate approximately 1.8 million rentable square feet. The majority of square footage for these five properties is located in densely populated metropolitan communities with immediate access to mass transportation. Additionally, we have entitled land at the Stamford Transportation Center in Stamford, Connecticut, adjacent to one of our office properties, that will support the development of an approximately 415,000 rentable square foot office building and garage. As of June 30, 2020, our portfolio included four standalone retail properties located in Manhattan and two standalone retail properties located in the city center of Westport, Connecticut, encompassing 205,488 rentable square feet in the aggregate.
We were organized as a Delaware limited partnership on November 28, 2011 and operations commenced upon completion of the initial public offering of ESRT’s Class A common stock and related formation transactions on October 7, 2013. ESRT, as the sole general partner in our company, has responsibility and discretion in the management and control of our company, and our limited partners, in such capacity, have no authority to transact business for, or participate in the management activities, of our company. As of June 30, 2020, ESRT owned approximately 59.6% of our operating partnership units.
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
We consolidate entities in which we have a controlling financial interest.  In determining whether we have a controlling financial interest in a partially owned entity and the requirement to consolidate the accounts of that entity, we consider factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partners/members.  For variable interest entities ("VIE"), we consolidate the entity if we are deemed to have a variable interest in the entity and through that interest we are deemed the primary beneficiary. The primary beneficiary of a VIE is the entity that has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. The primary beneficiary is required to consolidate the VIE. We had no VIEs as of June 30, 2020 and December 31, 2019.
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
A non-controlling interest in a consolidated subsidiary is defined as the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent. Non-controlling interests are required to be presented as a separate component of equity in the condensed consolidated balance sheets and in the condensed consolidated statements of operations by requiring earnings and other comprehensive income to be attributed to controlling and non-controlling interests.
Accounting Estimates
The preparation of the condensed consolidated financial statements in accordance with GAAP requires management to use estimates and assumptions that in certain circumstances affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Significant items subject to such estimates and assumptions include allocation of the purchase price of acquired real estate properties among tangible and intangible assets, determination of the useful life of real estate properties and other long-lived assets, valuation and impairment analysis of commercial real estate properties, right of use assets and other long-lived and indefinite lived assets, estimate of tenant expense reimbursements, valuation of the allowance for doubtful accounts, and valuation of derivative instruments, ground lease liabilities, senior unsecured notes, mortgage notes payable, unsecured term loan and revolving credit facilities, and equity based compensation. These estimates are prepared using management’s best judgment, after considering past, current, and expected events and economic conditions. Actual results could differ from those estimates.
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
3. Deferred Costs, Acquired Lease Intangibles and Goodwill
Deferred costs, net, consisted of the following as of June 30, 2020 and December 31, 2019 (amounts in thousands):

	June 30, 2020	December 31, 2019
Leasing costs	$201,987	$199,033
Acquired in-place lease value and deferred leasing costs	187,724	200,296
Acquired above-market leases	44,717	49,213
	434,428	448,542
Less: accumulated amortization	(223,072)	(224,598)
Total deferred costs, net, excluding net deferred financing costs	$211,356	$223,944

At December 31, 2019, $4.2 million of net deferred financing costs associated with the unsecured revolving credit facility was included in deferred costs, net on the condensed consolidated balance sheet. At June 30, 2020, $3.2 million net deferred financing costs associated with the unsecured revolving credit facility were included as a reduction of debt.
Amortization expense related to deferred leasing costs and acquired deferred leasing costs was $6.4 million and $5.9 million for the three months ended June 30, 2020 and 2019, respectively, and $12.3 million and $12.1 million for the six months ended June 30, 2020 and 2019, respectively. Amortization expense related to acquired lease intangibles was $2.4 million and $2.6 million for the three months ended June 30, 2020 and 2019, respectively, and $4.4 million and $5.8 million for the six months ended June 30, 2020 and 2019, respectively.
Amortizing acquired intangible assets and liabilities consisted of the following as of June 30, 2020 and December 31, 2019 (amounts in thousands):

	June 30, 2020	December 31, 2019
Acquired below-market ground leases	$396,916	$396,916
Less: accumulated amortization	(48,265)	(44,350)
Acquired below-market ground leases, net	$348,651	$352,566

	June 30, 2020	December 31, 2019
Acquired below-market leases	$(83,813)	$(100,472)
Less: accumulated amortization	48,643	60,793
Acquired below-market leases, net	$(35,170)	$(39,679)

Rental revenue related to the amortization of below-market leases, net of above-market leases, was $1.4 million and $1.7 million for the three months ended June 30, 2020 and 2019, respectively, and $2.3 million and $4.1 million for the six months ended June 30, 2020 and 2019, respectively.
As of June 30, 2020, we had goodwill of $491.5 million. Goodwill was allocated $227.5 million to the observatory reportable segment and $264.0 million to the real estate segment.
During the second quarter 2020, the extended closure of our Observatory in compliance with state-mandated COVID-19 containment measures served as a triggering event for us to choose to perform an impairment test related to goodwill.  We engaged a third-party valuation consulting firm to perform the valuation process. Based upon the results of the goodwill impairment test of the stand-alone Observatory reporting unit, which is after the intercompany rent expense paid to Real Estate reporting unit, we determined that the fair value of the Observatory reporting unit exceeded its carrying value by less than 5.0%.  Many of the factors employed in determining whether or not goodwill is impaired are outside of our control and it is reasonably likely that assumptions and estimates will change in future periods.  We will continue to assess the impairment of Observatory reporting unit goodwill going forward and that continued assessment may again utilize a third-party valuation consulting firm.

4. Debt
Debt consisted of the following as of June 30, 2020 and December 31, 2019 (amounts in thousands):

	Principal Balance		As of June 30, 2020
	June 30, 2020	December 31, 2019	Stated Rate	Effective Rate(1)	Maturity Date(2)
Mortgage debt collateralized by:
Fixed rate mortgage debt
Metro Center	$88,526	$89,650	3.59%	3.66%	11/5/2024
10 Union Square	50,000	50,000	3.70%	3.97%	4/1/2026
1542 Third Avenue	30,000	30,000	4.29%	4.53%	5/1/2027
First Stamford Place(3)	180,000	180,000	4.28%	4.75%	7/1/2027
1010 Third Avenue and 77 West 55th Street	37,868	38,251	4.01%	4.20%	1/5/2028
10 Bank Street	32,477	32,920	4.23%	4.36%	6/1/2032
383 Main Avenue	30,000	30,000	4.44%	4.55%	6/30/2032
1333 Broadway	160,000	160,000	4.21%	4.29%	2/5/2033
Total mortgage debt	608,871	610,821
Senior unsecured notes:(4)
Series A	100,000	100,000	3.93%	3.96%	3/27/2025
Series B	125,000	125,000	4.09%	4.12%	3/27/2027
Series C	125,000	125,000	4.18%	4.21%	3/27/2030
Series D	115,000	115,000	4.08%	4.11%	1/22/2028
Series E	160,000	160,000	4.26%	4.27%	3/22/2030
Series F	175,000	175,000	4.44%	4.45%	3/22/2033
Series G	100,000	—	3.61%	4.89%	3/17/2032
Series H	75,000	—	3.73%	5.00%	3/17/2035
Unsecured revolving credit facility (4)	550,000	—	LIBOR plus 1.10%	2.17%	8/29/2021
Unsecured term loan facility (4)	215,000	265,000	LIBOR plus 1.20%	3.61%	3/19/2025
Unsecured term loan facility (4)	175,000	—	LIBOR plus 1.50%	2.98%	12/31/2026
Total principal	2,523,871	1,675,821
Deferred financing costs, net	(13,007)	(7,247)
Total	$2,510,864	$1,668,574
______________

(1)
The effective rate is the yield as of June 30, 2020 and includes the stated interest rate, deferred financing cost amortization and interest associated with variable to fixed interest rate swap agreements.

(2)	Pre-payment is generally allowed for each loan upon payment of a customary pre-payment penalty.

(3)	Represents a $164 million mortgage loan bearing interest at 4.09% and a $16 million loan bearing interest at 6.25%.

(4)	At June 30, 2020, we were in compliance with all debt covenants.

Principal Payments
Aggregate required principal payments at June 30, 2020 are as follows (amounts in thousands):

Year	Amortization	Maturities	Total
2020	$1,987	$—	$1,987
2021	4,090	550,000	554,090
2022	5,628	—	5,628
2023	7,876	—	7,876
2024	7,958	77,675	85,633
Thereafter	25,909	1,842,748	1,868,657
Total	$53,448	$2,470,423	$2,523,871

Deferred Financing Costs
Deferred financing costs, net, consisted of the following at June 30, 2020 and December 31, 2019 (amounts in thousands):

	June 30, 2020	December 31, 2019
Financing costs	$28,814	$25,315
Less: accumulated amortization	(15,807)	(13,863)
Total deferred financing costs, net	$13,007	$11,452

At December 31, 2019, $4.2 million of net deferred financing costs associated with the unsecured revolving credit facility was included in deferred costs, net on the condensed consolidated balance sheet. At June 30, 2020, $3.2 million net deferred financing costs associated with the unsecured revolving credit facility were included as a reduction of debt.
Amortization expense related to deferred financing costs was $1.0 million and $1.0 million for the three months ended June 30, 2020 and 2019, respectively, and $2.0 million and $2.0 million for the six months ended June 30, 2020 and 2019, respectively.

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

This new amended and restated senior unsecured revolving credit and term loan facility (the "Credit Facility") is in the original principal amount of up to $1.315 billion, which consists of a $1.1 billion revolving credit facility and a $215.0 million term loan facility. We borrowed the term loan facility in full at closing. We may request the Credit Facility be increased through one or more increases in the revolving credit facility or one or more increases in the term loan facility or the addition of new pari passu term loan tranches, for a maximum aggregate principal amount not to exceed $1.75 billion. As of June 30, 2020, our borrowings amounted to $550.0 million under the revolving credit facility and $215.0 million under the term loan facility.

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
The Term Loan Facility is in the original principal amount of $175 million which we borrowed in full at closing. We may request the Term Loan Facility be increased through one or more increases or the addition of new pari passu term loan tranches, for a maximum aggregate principal amount not to exceed $225 million. As of June 30, 2020, our borrowings amounted to $175.0 million under the Term Loan Facility.
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

The terms of both the Credit Facility and the Term Loan Facility include customary covenants, including limitations on liens, investment, distributions, debt, fundamental changes, and transactions with affiliates and require certain customary financial reports. It also requires compliance with financial ratios including a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a minimum unencumbered interest coverage ratio, and a maximum unsecured leverage ratio. The agreement also contains customary events of default (subject in certain cases to specified cure periods), including but not limited to non-payment, breach of covenants, representations or warranties, cross defaults, bankruptcy or other insolvency events, judgments, ERISA events, invalidity of loan documents, loss of real estate investment trust qualification, and occurrence of a change of control. As of June 30, 2020, we were in compliance with the covenants under the Credit Facility and the Term Loan Facility.

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

The terms of the Series G and H Notes agreement include customary covenants, including limitations on liens, investment, distributions, debt, fundamental changes, and transactions with affiliates and require certain customary financial reports. It also requires compliance with financial ratios including a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a minimum unencumbered interest coverage ratio, and a maximum unsecured leverage ratio. The agreement also contains customary events of default (subject in certain cases to specified cure periods), including but not limited to non-payment, breach of covenants, representations or warranties, cross defaults, bankruptcy or other insolvency events, judgments, ERISA events, the occurrence of certain change of control transactions and loss of real estate investment trust qualification. As of June 30, 2020, we were in compliance with the covenants under the outstanding senior unsecured notes.

5. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following as of June 30, 2020 and December 31, 2019 (amounts in thousands):

	June 30, 2020	December 31, 2019
Accrued capital expenditures	$64,175	$90,910
Accounts payable and accrued expenses	25,627	35,084
Interest rate swap agreements liability	11,629	13,330
Accrued interest payable	2,804	3,699
Due to affiliated companies	757	763
Total accounts payable and accrued expenses	$104,992	$143,786

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

We have agreements with our derivative counterparties that contain a provision where if we either default or are capable of being declared in default on any of our indebtedness, then we could also be declared in default on our derivative obligations. As of June 30, 2020, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $11.7 million. If we had breached any of these provisions at June 30, 2020, we could have been required to settle our obligations under the agreements at their termination value of $11.7 million.

As of June 30, 2020 and December 31, 2019, we had interest rate LIBOR swaps with an aggregate notional value of $265.0 million and $390.0 million, respectively. The notional value does not represent exposure to credit, interest rate or market risks. As of June 30, 2020 and December 31, 2019, the fair value of our derivative instruments amounted to $(11.6) million and $(13.3) million, respectively, which is included in accounts payable and accrued expenses on the condensed consolidated balance sheets. These interest rate swaps have been designated as cash flow hedges and hedge the variability in future cash flows associated with our existing variable-rate term loan facilities.

As of June 30, 2020 and 2019, our cash flow hedges are deemed highly effective and a net unrealized gain (loss) of $0.6 million and $(12.2) million for the three months ended June 30, 2020 and 2019, respectively, and a net unrealized gain (loss) of $(16.3) million and $(19.4) million for the six months ended June 30, 2020 and 2019, respectively, relating to both active and terminated hedges of interest rate risk, are reflected in the condensed consolidated statements of comprehensive income. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the debt. We estimate that $(11.5) million net loss of the current balance held in accumulated other comprehensive income (loss) will be reclassified into interest expense within the next 12 months.
The table below summarizes the terms of agreements and the fair values of our derivative financial instruments as of June 30, 2020 and December 31, 2019 (dollar amounts in thousands):

						June 30, 2020		December 31, 2019
Derivative	Notional Amount	Receive Rate	Pay Rate	Effective Date	Expiration Date	Asset	Liability	Asset	Liability
Interest rate swap	$265,000	1 Month LIBOR	2.1485%	August 31, 2017	August 24, 2022	$—	$(11,629)	$—	$(4,247)
Interest rate swap	125,000	3 Month LIBOR	2.9580%	July 1, 2019	N/A	—	—	—	(9,083)
						$—	$(11,629)	$—	$(13,330)
During the three months ended June 30, 2020, we terminated the $125.0 million swap and paid a settlement fee of $20.3 million.
The table below shows the effect of our derivative financial instruments designated as cash flow hedges on accumulated other comprehensive income (loss) for the three and six months ended June 30, 2020 and 2019 (amounts in thousands):

	Three Months Ended		Six Months Ended
Effects of Cash Flow Hedges	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Amount of gain (loss) recognized in other comprehensive income (loss)	$(1,709)	$(12,346)	$(19,404)	$(19,736)
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into interest expense	(2,317)	(169)	(3,113)	(318)
The table below shows the effect of our derivative financial instruments designated as cash flow hedges on the condensed consolidated statements of operations for the three and six months ended June 30, 2020 and 2019 (amounts in thousands):

	Three Months Ended		Six Months Ended
Effects of Cash Flow Hedges	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Total interest (expense) presented in the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded	$(23,928)	$(20,597)	$(43,546)	$(41,286)
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into interest expense	(2,317)	(169)	(3,113)	(318)

Fair Valuation

The estimated fair values at June 30, 2020 and December 31, 2019 were determined by management, using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

The following tables summarize the carrying and estimated fair values of our financial instruments as of June 30, 2020 and December 31, 2019 (amounts in thousands):

	June 30, 2020
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Interest rate swaps included in accounts payable and accrued expenses	$11,629	$11,629	$—	$11,629	$—
Mortgage notes payable	603,974	639,139	—	—	639,139
Senior unsecured notes - Series A, B, C, D, E, F, G and H	973,053	1,046,127	—	—	1,046,127
Unsecured term loan facilities	387,059	390,000	—	—	390,000
Unsecured revolving credit facility	546,778	550,000	—	—	550,000

	December 31, 2019
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Interest rate swaps included in accounts payable and accrued expenses	$13,330	$13,330	$—	$13,330	$—
Mortgage notes payable	605,542	629,609	—	—	629,609
Senior unsecured notes - Series A, B, C, D, E and F	798,392	843,394	—	—	843,394
Unsecured term loan facility	264,640	265,000	—	—	265,000

Disclosure about the fair value of financial instruments is based on pertinent information available to us as of June 30, 2020 and December 31, 2019. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

7. Leases

Lessor
We lease various spaces to tenants over terms ranging from one to 21 years. Certain leases have renewal options for additional terms. The leases provide for base monthly rentals and reimbursements for real estate taxes, escalations linked to the consumer price index or common area maintenance known as operating expense escalation. Operating expense reimbursements are reflected in our June 30, 2020 and 2019 condensed consolidated statements of operations as rental revenue.

Rental revenue includes fixed and variable payments. Fixed payments primarily relate to base rent and variable payments primarily relate to tenant expense reimbursements for certain property operating costs. The components of rental revenue for the three and six months ended June 30, 2020 and 2019 are as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
Rental revenue	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Fixed payments	$122,393	$125,036	$252,906	$251,617
Variable payments	15,606	16,035	33,206	32,871
Total rental revenue	$137,999	$141,071	$286,112	$284,488

As of June 30, 2020, we were entitled to the following future contractual minimum lease payments (excluding operating expense reimbursements) on non-cancellable operating leases to be received which expire on various dates through 2038 (amounts in thousands):

Remainder of 2020	$253,641
2021	497,926
2022	477,515
2023	450,698
2024	413,015
Thereafter	1,922,267
$4,015,062

The above future minimum lease payments exclude tenant recoveries, amortization of deferred rent receivables and the net accretion of above-below-market lease intangibles. Some leases are subject to termination options generally upon payment of a termination fee. The preceding table is prepared assuming such options are not exercised.
Lessee
We determine if an arrangement is a lease at inception. Our operating lease agreements relate to three ground lease assets and are reflected in right-of-use assets of $29.2 million and lease liabilities of $29.2 million in our consolidated balance sheet as of June 30, 2020. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Variable lease payments are excluded from the right-of-use assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred.
We make payments under ground leases related to three of our properties. The ground leases are due to expire between the years 2050 and 2077, inclusive of extension options, and have no variable payments or residual value guarantees. As our leases do not provide an implicit rate, we determined our incremental borrowing rate based on information available at the date of adoption of ASU No. 2016-02, Leases (Topic 842), in determining the present value of lease payments. The weighted average incremental borrowing rate used to calculate the right-of-use assets and lease liabilities as of June 30, 2020 was 4.5%. Rent expense for lease payments related to our operating leases is recognized on a straight-line basis over the non-cancellable term of the leases. The weighted average remaining lease term as of June 30, 2020 was 49.8 years.

As of June 30, 2020, the following table summarizes our future minimum lease payments discounted by our incremental borrowing rates to calculate the lease liabilities of our leases (amounts in thousands):

Remainder of 2020	$759
2021	1,518
2022	1,518
2023	1,518
2024	1,518
Thereafter	66,780
Total undiscounted cash flows	73,611
Present value discount	(44,406)
Ground lease liabilities	$29,205

8. Commitments and Contingencies
Legal Proceedings
Except as described below, as of June 30, 2020, we were not involved in any material litigation, nor, to our knowledge, was any material litigation threatened against us or our properties, other than routine litigation arising in the ordinary course of business such as disputes with tenants. We believe that the costs and related liabilities, if any, which may result from such actions will not materially affect our condensed consolidated financial position, operating results or liquidity.
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
Unfunded Capital Expenditures
At June 30, 2020, we estimate that we will incur approximately $132.3 million of capital expenditures (including tenant improvements and leasing commissions) on our properties pursuant to existing lease agreements. We expect to fund these capital expenditures with operating cash flow, additional property level mortgage financings, our unsecured credit facility, cash on hand and other borrowings. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs. We expect that these financing requirements will be met in a similar fashion.
Concentration of Credit Risk
Financial instruments that subject us to credit risk consist primarily of cash and cash equivalents, restricted cash, short-term investments, tenant and other receivables and deferred rent receivables. At June 30, 2020, we held on deposit at various major financial institutions cash and cash equivalents and restricted cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation.
Asset Retirement Obligations
We are required to accrue costs that we are legally obligated to incur on retirement of our properties which result from acquisition, construction, development and/or normal operation of such properties. Retirement includes sale, abandonment or disposal of a property. Under that standard, a conditional asset retirement obligation represents a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within a company’s control and a liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated. Environmental site assessments and investigations have identified asbestos or asbestos-containing building materials in certain of our properties. As of June 30, 2020, management has no plans to remove or alter these properties in a manner that would trigger federal and other applicable regulations for asbestos removal, and accordingly, the obligations to remove the asbestos or asbestos-containing building materials from these properties have indeterminable settlement dates. As such, we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligation. However, ongoing asbestos abatement, maintenance programs and other required documentation are carried out as required and related costs are expensed as incurred.
Other Environmental Matters
Certain of our properties have been inspected for soil contamination due to pollutants, which may have occurred prior to our ownership of these properties or subsequently in connection with its development and/or its use. Required remediation to such properties has been completed, and as of June 30, 2020, management believes that there are no obligations related to environmental remediation other than maintaining the affected sites in conformity with the relevant authority’s mandates and filing the required documents. All such maintenance costs are expensed as incurred. We expect that resolution of the environmental matters relating to the above will not have a material impact on our business, assets, consolidated financial condition, results of operations or liquidity. However, we cannot be certain that we have identified all environmental liabilities at our properties, that all necessary remediation actions have been or will be undertaken at our properties or that we will be indemnified, in full or at all, in the event that such environmental liabilities arise.
Insurance Coverage
We carry insurance coverage on our properties of types and in amounts with deductibles that we believe are in line with coverage customarily obtained by owners of similar properties.
9. Capital
As of June 30, 2020, there were 290,822,574 operating partnership units outstanding, of which 173,346,579, or 59.6%, were owned by ESRT and 117,475,995, or 40.4%, were owned by other partners, including ESRT directors, members of senior management and other employees.
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

The following table summarizes ESRT's purchases of equity securities in each of the three months ended June 30, 2020 and the month of July 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Approximate Dollar Value Available for Future Purchase (in thousands)
April 2020	2,345,129	$8.66	2,345,129	$417,023
May 2020	3,913,709	$7.66	3,913,709	$387,057
June 2020	240,996	$6.90	240,996	$385,395
July 2020	656,318	$6.72	656,318	$380,982

Private Perpetual Preferred Units
As of June 30, 2020, there were 4,664,038 Series 2019 Preferred Units ("Series 2019 Preferred Units") and 1,560,360 Series 2014 Private Perpetual Preferred Units ("Series 2014 Preferred Units"). The Series 2019 Preferred Units have a liquidation preference of $13.52 per unit and are entitled to receive cumulative preferential annual cash distributions of $0.70 per unit payable in arrears on a quarterly basis. The Series 2019 Preferred Units are not redeemable at the option of the holders and are redeemable at our option only in the case of specific defined events. The Series 2014 Preferred Units which have a liquidation preference of $16.62 per unit and are entitled to receive cumulative preferential annual cash distributions of $0.60 per unit payable in arrears on a quarterly basis. The Series 2014 Preferred Units are not redeemable at the option of the holders and are redeemable at our option only in the case of specific defined events.

Distributions
Total distributions paid to OP unitholders were $30.6 million and $62.2 million for the three and six months ended June 30, 2020, respectively, and $32.0 million and $63.7 million for the three and six months ended June 30, 2019, respectively. Total distributions paid to preferred unitholders were $1.0 million and $2.1 million for the three and six months ended June 30, 2020, respectively, and $0.2 million and $0.5 million for the three and six months ended June 30, 2019, respectively.
Incentive and Share-Based Compensation
The Plans provide for grants to directors, employees and consultants consisting of stock options, restricted stock, dividend equivalents, stock payments, performance shares, LTIP units, stock appreciation rights and other incentive awards. An aggregate of 11.0 million shares of ESRT common stock is authorized for issuance under awards granted pursuant to the 2019 Plan, and as of June 30, 2020, 7.2 million shares of ESRT common stock remain available for future issuance.
In March 2020, we made grants of LTIP units to executive officers under the 2019 Plan. At such time, we granted to executive officers a total of 745,155 LTIP units that are subject to time-based vesting and 3,358,767 LTIP units that are subject to market-based vesting, with fair market values of $5.6 million for the time-based vesting awards and $14.0 million for the market-based vesting awards. In March 2020, we made grants of LTIP units and restricted stock to certain other employees under the 2019 Plan. At such time, we granted to certain other employees a total of 113,971 LTIP units and 158,806 shares of restricted stock that are subject to time-based vesting and 502,475 LTIP units that are subject to market-based vesting, with fair market values of $2.3 million for the time-based vesting awards and $2.3 million for the market-based vesting awards. The awards subject to time-based vesting vest ratably over four years from January 1, 2020, subject generally to the grantee's continued employment. The first installment vests on January 1, 2021 and the remainder will vest thereafter in three equal annual installments. The vesting of the LTIP units subject to market-based vesting is based on the achievement of relative total stockholder return hurdles over a three-year performance period, commencing on January 1, 2020. Following the completion of the three-year performance period, our compensation committee will determine the number of LTIP units to which the grantee is entitled based on our performance relative to the performance hurdles set forth in the LTIP unit award agreements the grantee entered into in connection with the award grant. These units then vest in two installments, with the first installment vesting on January 1, 2023 and the second installment vesting on January 1, 2024, subject generally to the grantee's continued employment on those dates.
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
In May 2020, we made grants of LTIP units under the 2019 Plan. At such time, we granted our non-employee directors a total of 171,153 LTIP units that are subject to time-based vesting with fair market values of $1.1 million. These awards vest ratably over three years from the date of the grant, subject generally to the director's continued service on our Board of Directors. We also granted Christina Chiu, our Executive Vice President and Chief Financial Officer, a total of 82,199 LTIP units that are subject to time-based vesting and 116,927 LTIP units that are subject to market-based vesting, with fair market values of $0.5 million for the time-based vesting awards and $0.5 million for the market-based vesting awards. We also granted certain other employees a total of 63,229 LTIP units that are subject to time-based vesting with a fair market value of $0.4 million. The awards subject to time-based vesting vest ratably over three or four years from the date of grant, subject generally to the grantee's continued employment. The first installment vests on the respective grant dates in May 2021 and the remainder will vest thereafter in two or three equal annual installments. The vesting of the LTIP units subject to market-based vesting is based on the achievement of relative total stockholder return hurdles over a three-year performance period, commencing on May 7, 2020. Following the completion of the three-year performance period, our compensation committee will determine the number of LTIP units to which the grantee is entitled based on our performance relative to the performance hurdles set forth in the LTIP unit award agreements the grantee entered into in connection with the award grant. These units then vest in two installments, with the first installment vesting on May 7, 2023 and the second installment vesting on May 7, 2024, subject generally to the grantee's continued employment on those dates.
In COVID-19 disrupted markets during the first quarter of 2020, the LTIP units that are subject to market-based vesting were undervalued on initial appraisal, and the resulting number of LTIP units issued in March 2020 was reduced on final appraisal to match the original Board-approved dollar value. In June 2020, we reduced the grants of LTIP units that are subject to market-based vesting which were awarded to executive officers and certain other employees by 666,933 LTIP units with fair market values of $2.8 million and 99,630 LTIP units with fair market values of $0.5 million, respectively.
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
Share-based compensation for time-based equity awards is measured at the fair value of the award on the date of grant and recognized as an expense on a straight-line basis over the shorter of (i) the stated vesting period, which is generally three or four years, or (ii) the period from the date of grant to the date the employee becomes retirement eligible, which may occur upon grant. An employee is retirement eligible when the employee attains the (i) age of 60 and (ii) the date on which the employee has first completed ten years of continuous service with us or our affiliates. During the second quarter of 2020, the Board approved changing the definition of retirement age from 60 to 65 starting with the grant awards issued in March 2020 under the 2019 Plan. Share-based compensation for market-based equity awards is measured at the fair value of the award on the date of grant and recognized as an expense on a straight-line basis over three or four years depending on retirement eligibility.
For the market-based LTIP units, the fair value of the awards was estimated using a Monte Carlo Simulation model and discounted for the restriction period during which the LTIP units cannot be redeemed or transferred and the uncertainty regarding if, and when, the book capital account of the LTIP units will equal that of the common units.  Our stock price, along with the prices of the comparative indexes, is assumed to follow the Geometric Brownian Motion Process.  Geometric Brownian Motion is a common assumption when modeling in financial markets, as it allows the modeled quantity (in this case the stock price) to vary randomly from its current value and take any value greater than zero.  The volatilities of the returns on our stock price and the comparative indexes were estimated based on implied volatilities and historical volatilities using a six-year look-back period.  The expected growth rate of the stock prices over the performance period is determined with consideration of the risk-free rate as of the grant date.  For LTIP unit awards that are time-based, the fair value of the awards was estimated based on the fair value of our stock at the grant date discounted for the restriction period during which the LTIP units cannot be redeemed or transferred and the uncertainty regarding if, and when, the book capital account of the LTIP units will equal that of the common units.  For restricted stock awards that are time-based, we estimate the stock compensation expense based on the fair value of the stock at the grant date.
LTIP units and ESRT restricted stock issued during the six months ended June 30, 2020 were valued at $28.1 million. The weighted average per unit or share fair value was $5.43 for grants issued in 2020. The per unit or share granted in 2020 was estimated on the respective dates of grant using the following assumptions: an expected life from 2.0 to 5.5 years, a dividend rate of 3.70%, a risk-free interest rate from 0.16% to 0.50%, and an expected price volatility from 19.0% to 26.0%.
No other stock options, dividend equivalents, or stock appreciation rights were issued or outstanding in 2020.
The following is a summary of ESRT restricted stock and LTIP unit activity for the six months ended June 30, 2020:

	Restricted Stock	LTIP Units	Weighted Average Grant Fair Value
Unvested balance at December 31, 2019	118,918	5,986,569	$9.73
Vested	(45,301)	(719,046)	15.62
Granted	161,449	5,011,693	5.43
Forfeited or unearned	(604)	(864,056)	10.96
Unvested balance at June 30, 2020	234,462	9,415,160	$6.85

The LTIP unit and ESRT restricted stock awards are treated for accounting purposes as immediately vested upon the later of (i) the date the grantee attains the age of 60 or 65, as applicable, and (ii) the date on which grantee has first completed ten years of continuous service with our company or its affiliates. For award agreements that qualify, we recognize noncash compensation expense on the grant date for the time-based awards and ratably over the vesting period for the performance-based awards, and accordingly, we recognized $0.3 million and $1.9 million for the three and six months ended June 30, 2020, respectively, and $0.2 million and $1.5 million for the three and six months ended June 30, 2019, respectively. Unrecognized compensation expense was $1.9 million at June 30, 2020, which will be recognized over a weighted average period of 2.5 years.
For the remainder of the LTIP unit and ESRT restricted stock awards, we recognize noncash compensation expense ratably over the vesting period, and accordingly, we recognized noncash compensation expense of $8.5 million and $12.8 million for the three and six months ended June 30, 2020, respectively, and $6.1 million and $10.2 million for the three and six months ended June 30 2019, respectively. Unrecognized compensation expense was $37.0 million at June 30, 2020, which will be recognized over a weighted average period of 2.9 years.

Earnings Per Unit
Earnings per unit for the three and six months ended June 30, 2020 and 2019 is computed as follows (amounts in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Numerator:
Net income (loss)	$(19,618)	$18,930	$(11,330)	$28,786
Private perpetual preferred unit distributions	(1,047)	(234)	(2,097)	(468)
Earnings allocated to unvested units	(386)	(250)	(643)	(403)
Net income (loss) attributable to common unitholders - basic and diluted	$(21,051)	$18,446	$(14,070)	$27,915

Denominator:
Weighted average units outstanding - basic	283,384	298,131	288,015	298,100
Effect of dilutive securities:
Stock-based compensation plans	—	—	—	—
Weighted average units outstanding - diluted	283,384	298,131	288,015	298,100

Earnings per share:
Basic	$(0.07)	$0.06	$(0.05)	$0.09
Diluted	$(0.07)	$0.06	$(0.05)	$0.09

There were 109,649 and 254,772 antidilutive shares and LTIP units for the three and six months ended June 30, 2020, respectively, and 411,019 and 205,851 antidilutive shares and LTIP units for the three and six months ended June 30, 2019, respectively.
10. Related Party Transactions
Supervisory Fee Revenue

We earned supervisory fees from entities affiliated with Anthony E. Malkin, our Chairman and Chief Executive Officer, of $0.2 million and $0.3 million for the three months ended June 30, 2020 and 2019, respectively, and $0.5 million and $0.5 million for the six months ended June 30, 2020 and 2019, respectively. These fees are included within third-party management and other fees.

Property Management Fee Revenue
We earned property management fees from entities affiliated with Anthony E. Malkin of $0.1 million and $0.1 million for the three months ended June 30, 2020 and 2019, respectively, and $0.2 million and $0.2 million for the six months ended June 30, 2020 and 2019, respectively. These fees are included within third-party management and other fees.
Other
We receive rent generally at market rental rate for 5,447 square feet of leased space from entities affiliated with Anthony E. Malkin at one of our properties. Under the lease, the tenant has the right to cancel such lease without special payment on 90 days’ notice. We also have a shared use agreement with such tenant, to occupy a portion of the leased premises as the office location for Peter L. Malkin, our chairman emeritus and employee, utilizing approximately 15% of the space, for which we pay to such tenant an allocable pro rata share of the cost. We also have agreements with these entities and excluded properties and businesses to provide them with general computer-related support services. Total revenue aggregated $0.1 million and $0.1 million for the three months ended June 30, 2020 and 2019, respectively, and $0.2 million and $0.2 million for the six months ended June 30, 2020 and 2019, respectively.
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

The following tables provide components of segment profit for each segment for the three and six months ended June 30, 2020 and 2019 (amounts in thousands):

	Three Months Ended June 30, 2020
	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Rental revenue	$137,999	$—	$—	$137,999
Intercompany rental revenue	4,053	—	(4,053)	—
Observatory revenue	—	86	—	86
Lease termination fees	1,033	—	—	1,033
Third-party management and other fees	301	—	—	301
Other revenue and fees	1,611	—	—	1,611
Total revenues	144,997	86	(4,053)	141,030
Operating expenses:
Property operating expenses	29,750	—	—	29,750
Intercompany rent expense	—	4,053	(4,053)	—
Ground rent expense	2,332	—	—	2,332
General and administrative expenses	18,149	—	—	18,149
Observatory expenses	—	4,002	—	4,002
Real estate taxes	29,579	—	—	29,579
Impairment charge	4,101	—	—	4,101
Depreciation and amortization	52,758	25	—	52,783
Total operating expenses	136,669	8,080	(4,053)	140,696
Total operating income (loss)	8,328	(7,994)	—	334
Other income (expense):
Interest income	1,441	85	—	1,526
Interest expense	(23,928)	—	—	(23,928)
Loss on early extinguishment of debt	—	—	—	—
Income before income taxes	(14,159)	(7,909)	—	(22,068)
Income tax (expense) benefit	(269)	2,719	—	2,450
Net income (loss)	$(14,428)	$(5,190)	$—	$(19,618)
Segment assets	$4,305,105	$245,290	$—	$4,550,395
Expenditures for segment assets	$20,100	$995	$—	$21,095

	Three Months Ended June 30, 2019
	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Rental revenue	$141,071	$—	$—	$141,071
Intercompany rental revenue	21,491	—	(21,491)	—
Observatory revenue	—	32,895	—	32,895
Lease termination fees	363	—	—	363
Third-party management and other fees	331	—	—	331
Other revenue and fees	1,584	—	—	1,584
Total revenues	164,840	32,895	(21,491)	176,244
Operating expenses:
Property operating expenses	40,227	—	—	40,227
Intercompany rent expense	—	21,491	(21,491)	—
Ground rent expense	2,332	—	—	2,332
General and administrative expenses	15,998	—	—	15,998
Observatory expenses	—	8,360	—	8,360
Real estate taxes	28,267	—	—	28,267
Depreciation and amortization	44,813	8	—	44,821
Total operating expenses	131,637	29,859	(21,491)	140,005
Total operating income	33,203	3,036	—	36,239
Other income (expense):
Interest income	3,899	—	—	3,899
Interest expense	(20,597)	—	—	(20,597)
Income before income taxes	16,505	3,036	—	19,541
Income tax (expense) benefit	(261)	(350)	—	(611)
Net income	$16,244	$2,686	$—	$18,930
Segment assets	$3,891,038	$264,537	$—	$4,155,575
Expenditures for segment assets	$47,433	$14,539	$—	$61,972

	Six Months Ended June 30, 2020
	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Rental revenue	$286,112	$—	$—	$286,112
Intercompany rental revenue	15,589	—	(15,589)	—
Observatory revenue	—	19,630	—	19,630
Lease termination fees	1,244	—	—	1,244
Third-party management and other fees	647	—	—	647
Other revenue and fees	3,621	—	—	3,621
Total revenues	307,213	19,630	(15,589)	311,254
Operating expenses:
Property operating expenses	71,218	—	—	71,218
Intercompany rent expense	—	15,589	(15,589)	—
Ground rent expense	4,663	—	—	4,663
General and administrative expenses	34,100	—	—	34,100
Observatory expenses	—	12,156	—	12,156
Real estate taxes	58,833	—	—	58,833
Impairment charge	4,101	—	—	4,101
Depreciation and amortization	98,843	33	—	98,876
Total operating expenses	271,758	27,778	(15,589)	283,947
Total operating income (loss)	35,455	(8,148)	—	27,307
Other income (expense):
Interest income	2,078	85	—	2,163
Interest expense	(43,546)	—	—	(43,546)
Loss on early extinguishment of debt	(86)	—	—	(86)
Income before income taxes	(6,099)	(8,063)	—	(14,162)
Income tax (expense) benefit	(496)	3,328	—	2,832
Net income (loss)	$(6,595)	$(4,735)	$—	$(11,330)
Expenditures for segment assets	$46,672	$2,232	$—	$48,904

	Six Months Ended June 30, 2019
	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Rental revenue	$284,488	$—	$—	$284,488
Intercompany rental revenue	35,512	—	(35,512)	—
Observatory revenue	—	53,464	—	53,464
Lease termination fees	751	—	—	751
Third-party management and other fees	651	—	—	651
Other revenue and fees	4,183	—	—	4,183
Total revenues	325,585	53,464	(35,512)	343,537
Operating expenses:
Property operating expenses	83,182	—	—	83,182
Intercompany rent expense	—	35,512	(35,512)	—
Ground rent expense	4,663	—	—	4,663
General and administrative expenses	30,024	—	—	30,024
Observatory expenses	—	15,935	—	15,935
Real estate taxes	56,499	—	—	56,499
Depreciation and amortization	90,904	15	—	90,919
Total operating expenses	265,272	51,462	(35,512)	281,222
Total operating income	60,313	2,002	—	62,315
Other income (expense):
Interest income	7,638	—	—	7,638
Interest expense	(41,286)	—	—	(41,286)
Income before income taxes	26,665	2,002	—	28,667
Income tax (expense) benefit	(495)	614	—	119
Net income	$26,170	$2,616	$—	$28,786
Expenditures for segment assets	$91,964	$28,328	$—	$120,292

During the second quarter 2020, we wrote-off $4.1 million of prior expenditures on a potential energy efficiency project in our real estate segment that is not economically feasible in today's regulatory environment. For the three and six months ended June 30, 2020, the $4.1 million write-off is shown as Impairment charge in the condensed consolidated statements of operations.
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

The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: (i) economic, political and social impact of, and uncertainty relating to, the COVID-19 pandemic, including (a) the effectiveness or lack of effectiveness of governmental relief in providing assistance to businesses that have suffered significant declines in revenues as a result of mandatory business shut-downs, “shelter-in-place” or “stay-at-home” orders and social distancing practices, as well as individuals adversely impacted by the COVID-19 pandemic, (b) the duration of any such orders or other formal recommendations for social distancing and the speed and extent to which revenues of the Company’s tenants, particularly retail, and the Observatory recover following the lifting of any such orders or recommendations, (c) the potential impact of any such events on the obligations of the Company’s tenants to make rent and other payments or honor other commitments, including such tenants’ ability to pay rent following the termination of temporary governmental assistance and benefits programs, (d) government moratoriums and/or limits (including temporary closure of certain court systems) which directly or indirectly abridge the enforcement of lease obligations and related guarantees, (e) the potential impact on the Company’s human capital management, including potential reductions in productivity associated with work-from-home and risks associated with employees returning to the office, (f) international and national disruption of travel and tourism with a resulting decline in Observatory visitors, and (g) macroeconomic conditions, such as a disruption of, or lack of access to, the capital markets, and general volatility adversely impacting the market price of the Company’s Class A common stock and publicly-traded partnership units of the Operating Partnership; (ii) resolution of legal proceedings involving the Company; (iii) reduced demand for office or retail space, including as a result of the COVID-19 pandemic; (iv) changes in our business strategy; (v) changes in technology and market competition that affect utilization of our office, retail, broadcast or other facilities; (vi) changes in domestic or international tourism, including due to health crises such as the COVID-19 pandemic, geopolitical events and/or currency exchange rates, which may cause a decline in Observatory visitors; (vii) defaults on, early terminations of, or non-renewal of, leases by tenants; (viii) increases in the Company’s borrowing costs as a result of changes in interest rates and other factors, including the potential phasing out of LIBOR after 2021; (ix) declining real estate valuations and impairment charges; (x) termination or expiration of our ground leases; (xi) changes in our ability to pay down, refinance, restructure or extend our indebtedness as it becomes due and potential limitations on our ability to borrow additional funds in compliance with drawdown conditions and financial covenants; (xii) decreased rental rates or increased vacancy rates; (xiii) our failure to redevelop and reposition properties, or to execute any newly planned capital project successfully or on the anticipated timeline or at the anticipated costs; (xiv) difficulties in identifying properties to acquire and completing acquisitions; (xv) risks related to our development projects (including our Metro Tower development site) and capital projects, including the cost of construction delays and cost overruns; (xvi) impact of changes in governmental regulations, tax laws and rates and similar matters; (xvii) our failure to qualify as a REIT; and (xviii) environmental uncertainties and risks related to adverse weather conditions, rising sea levels and natural disasters. For a further discussion of these and other factors that could impact the Company's future results, performance or transactions, see the section entitled “Risk Factors” on page 50 of this Quarterly Report on Form 10-Q, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, and other risks described in documents subsequently filed by the Company from time to time with the Securities and Exchange Commission.

While forward-looking statements reflect the Company's good faith beliefs, they are not guarantees of future performance. The Company disclaims any obligation to update or revise publicly any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events, or other changes after the date of this Quarterly
Report on Form 10-Q, except as required by applicable law. Prospective investors should not place undue reliance on any forward-looking statements, which are based only on information currently available to the Company.
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
Highlights for the three months ended June 30, 2020 included:

•	Achieved net loss of $20.7 million and Core Funds From Operations of $39.5 million.

•	After a $0.03 per share reserve against tenant receivables and non-cash reduction in straight-line rent balances, Core Funds From Operations (“Core FFO”) was $0.14 per fully diluted share.

•
Same Store Property Cash NOI excluding lease termination fees was up 18.0% from the second quarter 2019 primarily driven by lower property operating expenses, partially offset by a reserve against tenant receivables. When COVID-19 related rent deferrals are excluded, Same Store Property Cash NOI increased 9.9% from the second quarter 2019.

•
Strong liquidity position with $1.4 billion of total liquidity as of June 30, 2020, which consists of $873 million of cash plus an additional $550 million available under our revolving credit facility.

•
The Company repurchased $52 million of its common stock shares at a weighted average price of $7.99 per share in the second quarter, and year-to-date through July 31, 2020, the Company repurchased $119 million of common stock at a weighted average share price of $8.67.

•
For the total portfolio in the second quarter, we signed 19 new, renewal, and expansion leases, representing 113,431 rentable square feet at an average starting rental rate of $64.43 per rentable square foot.

•
Collected 84% of second quarter 2020 total billings with 86% for office tenants and 75% for retail tenants. Through July 31, 2020, collected 91% of July total billings, with 95% for office tenants and 74% for retail tenants.

•	The Empire State Building Observatory remained closed during the entire second quarter and reopened on July 20, 2020.

•	Declared a dividend of $0.105 per share.

•	Announced the appointment of Christina Chiu to EVP and CFO, and Aaron D. Ratner to SVP and CIO.

•	. On July 13, 2020, the Company announced the appointment of R. Paige Hood to its Board of Directors, effective August 1, 2020, and the departure of William H. Berkman, effective July 31, 2020.
As of June 30, 2020, our total portfolio contained 10.1 million rentable square feet of office and retail space. We owned 14 office properties (including three long-term ground leasehold interests) encompassing approximately 9.4 million rentable square feet of office space. Nine of these properties are located in the midtown Manhattan market and aggregate approximately 7.6 million rentable square feet of office space, including the Empire State Building. Our Manhattan office properties also contain an aggregate of 506,452 rentable square feet of premier retail space on their ground floor and/or contiguous levels. Our remaining five office properties are located in Fairfield County, Connecticut and Westchester County, New York, encompassing in the aggregate approximately 1.8 million rentable square feet. The majority of square footage for these five properties is located in densely populated metropolitan communities with immediate access to mass transportation. Additionally, we have entitled land at the Stamford Transportation Center in Stamford, Connecticut, adjacent to one of our office properties, that will support the development of an approximately 415,000 rentable square foot office building and garage. As of June 30, 2020, our portfolio included four standalone retail properties located in Manhattan and two standalone retail properties located in the city center of Westport, Connecticut, encompassing 205,488 rentable square feet in the aggregate.
The Empire State Building is our flagship property. The Empire State Building provides us with a diverse source of revenue through its office and retail leases, observatory operations and broadcasting licenses and related leased space. Our observatory operations are a separate reporting segment. Our observatory operations are subject to regular patterns of tourist activity in Manhattan. During the past ten years, approximately 16.0% to 18.0% of our annual observatory revenue was realized in the first quarter, 26.0% to 28.0% was realized in the second quarter, 31.0% to 33.0% was realized in the third quarter, and 23.0% to 25.0% was realized in the fourth quarter. On March 16, 2020, we complied with governmental mandates regarding the closing of non-essential businesses in response to the COVID-19 pandemic and closed the Empire State Building Observatory. The Observatory reopened on July 20, 2020.
The components of the Empire State Building revenue are as follows (dollars in thousands):

	Six Months Ended June 30,
	2020		2019
Office leases	$74,907	62.4%	$71,337	47.4%
Retail leases	3,058	2.6%	3,666	2.4%
Tenant reimbursements & other income	12,900	10.7%	14,465	9.6%
Observatory operations	19,630	16.3%	53,464	35.6%
Broadcasting licenses and leases	9,596	8.0%	7,457	5.0%
Total	$120,091	100.0%	$150,389	100.0%

We have been undertaking a comprehensive redevelopment and repositioning strategy of our Manhattan office properties. This strategy is designed to improve the overall value and attractiveness of our properties and has contributed significantly to our tenant repositioning efforts, which seek to increase our occupancy, raise our rental rates, increase our rentable square feet, increase our aggregate rental revenue, lengthen our average lease term, increase our average lease size, and improve our tenant credit quality. These improvements include restored, renovated and upgraded or new lobbies, elevator modernization, renovated public areas and bathrooms, refurbished or new windows, upgrade and standardization of retail storefront and signage, façade restorations, modernization of building-wide systems, and enhanced tenant amenities. We have also aggregated smaller spaces in order to offer larger blocks of office space, including multiple floors, that are attractive to larger, higher credit-quality tenants as well as to offer new, pre-built suites with improved layouts. This strategy has shown what we believe to be attractive results to date, and we believe has the potential to improve our operating margins and cash flows in the future. From 2002 through June 30, 2020, we have invested a total of approximately $933.6 million (excluding tenant improvement costs and leasing commissions) in our Manhattan office properties pursuant to this program. We intend to fund these capital improvements through a combination of operating cash flow, cash on hand, and borrowings.
The Greater New York Metropolitan Area office market is soft, and we compete with properties that have been redeveloped recently or have planned redevelopment.  We expect to spend approximately $40 million over 2018 through 2020 on these well-maintained and our well-located properties’ common areas and amenities to ensure competitiveness and protect our market position. Expenditures, which began during the second quarter 2018, were $33.1 million through June 30, 2020.
As of June 30, 2020, excluding principal amortization, there is $550.0 million of debt that matures in 2021, which is our unsecured revolving credit facility and we have the option to extend the initial term for up to two additional six-month periods, subject to certain conditions.  As of June 30, 2020, we had total debt outstanding of approximately $2.5 billion, with a weighted average interest rate of 3.41%, and a weighted average maturity of 6.9 years and 73.3% of which is fixed-rate indebtedness and 26.7% of which is variable-rate indebtedness. As of June 30, 2020, we had cash and cash equivalents of approximately $0.9 billion. Our consolidated net debt to total market capitalization was approximately 43.7% as of June 30, 2020.
Impact of COVID-19

In March 2020, the outbreak of the novel Coronavirus Disease 2019 ("COVID-19") was recognized as a pandemic by the World Health Organization. The spread of COVID-19 has created a global public health crisis that has resulted in unprecedented economic, social and political uncertainty, volatility and disruption in the United States and globally. We have taken the following actions in response to the impact of the COVID-19 pandemic on our business.

Liquidity
In March 2020, we bolstered our balance sheet to ensure proper liquidity by raising $300.0 million in net proceeds in two financings and drawing down $550.0 million under our $1.1 billion unsecured revolving credit facility. We currently hold $0.9 billion in cash on our balance sheet and have $550.0 million undrawn capacity under our credit facility.
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
Our operations team worked hard to develop plans for when our tenants reoccupy our buildings to ensure a safe, clean and healthy work environment. These plans involve additional staffing, cleaning and maintenance, and changes to building operations for building access by tenants and their guests.
All New York State capital improvement work, except for essential work as defined by the authorities which includes safety-related work and work to demobilize previously started projects, was stopped in March 2020 until such time that the government restrictions were lifted. The restrictions were lifted on June 8, 2020. The spend was significantly curtailed under the restrictions.
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
Leasing
The economic uncertainty relating to the COVID-19 pandemic has slowed the pace of our leasing activity and could result in higher vacancy than we otherwise would have experienced, a longer amount of time to fill vacancies and potentially lower rental rates. As of June 30, 2020, our portfolio was 89.6% leased, including SLNC, including 3.4% subject to leases scheduled to expire in 2020 and 6.6% subject to leases scheduled to expire in 2021.
New leasing activity was impacted during the second quarter by the pandemic and shelter-in-place rules that were in effect for much of the period. During this time period, we instituted a number of online measures to maintain our relationships with brokers and expose our availabilities to the market. While physical tours resumed on June 22, 2020 and coincided with Phase 2 reopening, we expect lower leasing volumes for the third and fourth quarters based on current tenant activity.
Rent Collections
As of July 31, 2020, we have experienced steady monthly improvement in the collection of our property billings. The following table reflects the percentages of rent collected from total billings.

Collections of July 31, 2020	April	May	June	July
Total billings collected	86.2%	83.2%	83.1%	91.3%
Rent deferrals	4.0%	4.4%	3.6%	0.3%
Security deposits collected	8.2%	8.0%	7.3%	0.5%
Uncollected - covered by security deposit	0.7%	1.6%	2.6%	3.6%
Uncollected	0.9%	2.8%	3.4%	4.3%
Total	100.0%	100.0%	100.0%	100.0%
Before any consideration to any tenant request for rent deferral, we request that the tenant provide:

•	an explanation of COVID-19 impact on their business,

•	steps taken, or planned, to mitigate that impact,

•	financial statements to compare 2019 to 2020,

•	copy of any claim under insurance or business interruption coverage, and

•	evidence of application(s) under Federal, State and local assistance programs.

We then assess each request on an individual basis. Typical deferral agreement is for (i) deferral of tenant obligation to restore security deposit amount equal to three months' rent or less, or (ii) three month or less rent deferral, and payback of deferral amount within 18 months or less.
Our smaller food and service type retailers have been hit particularly hard. They provide critical amenities and services to our office tenants. Our plan is to convert their remaining 2020 fixed rent to a percentage rent structure, with a payback of the difference between current and percentage rent over a defined period. We intend to support our food and service retailers so that they can service our office tenants when they re-occupy.
Observatory Operations
On March 16, 2020, we complied with governmental mandates regarding the closing of non-essential businesses in response to the COVID-19 pandemic and closed the Empire State Building Observatory. While closed, we reduced our annualized operating expense run-rate from $35 million in February 2020 to approximately $14 million, a 60% reduction in May 2020. Approximately two-thirds of the reduction was attributable to lower payroll expenses as we furloughed staff and the balance is due to lower operational and other costs.
The Observatory reopened under Phase 4, Outside Attractions, on July 20, 2020. We anticipate that initially we will have a higher local visitor mix, followed by a ramp up of nationally sourced travel, which will then be followed by a restoration of our typical visitor mix that is approximately two-thirds international which we do not expect to be achieved until the broad resumption of international air travel some time in 2022.
With the Observatory reopened, for the balance of 2020, we will operate with reduced hours, staffing, services, operating costs, credit card fees and marketing expenses. We project we can operate at this level until we reach 60% of 2019 attendance, after which expenses will ramp up.
During the second quarter 2020, the extended closure of our Observatory in compliance with state-mandated COVID-19 containment measures served as a triggering event for us to choose to perform an impairment test related to goodwill.  We engaged a third-party valuation consulting firm to perform the valuation process. Based upon the results of the goodwill impairment test of the stand-alone Observatory reporting unit, which is after the intercompany rent expense paid to Real Estate reporting unit, we determined that the fair value of the Observatory reporting unit exceeded its carrying value by less than 5.0%.  Many of the factors employed in determining whether or not goodwill is impaired are outside of our control and it is reasonably likely that assumptions and estimates will change in future periods.  We will continue to assess the impairment of Observatory reporting unit goodwill going forward and that continued assessment may again utilize a third-party valuation consulting firm. Goodwill allocated to the Observatory reporting unit was $227.5 million at June 30, 2020.
Expense Reductions
    We have undertaken meaningful cost reduction measures to ensure our ongoing strength and position the business optimally through the current environment broken down as follows:

•	Named Executive Officer compensation:

▪	($0.4) million from reduction in annual base salary for Anthony E. Malkin and Thomas P. Durels through December 31, 2020;

▪	($1.2) million from the change in age requirement from 60 to 65 for the accounting vesting period for time-based equity compensation; and

▪	($2.7) million from the departure of our former Chief Operating Officer.

•	Other corporate overhead:

▪	($1.5) million of net changes from the addition of investment personnel and reductions in executive and corporate staff, and temporary corporate salary reductions through December 31, 2020; and

▪	Balance from department budget cuts and lower anticipated spending due to COVID-19.

•	In addition, we announced a $3.9 million reduction in 2021 NEO annual equity compensation, comprised of a $2.7 million reduction for Mr. Malkin and $1.2 million reduction for Mr. Durels.

•	Property operating expenses

▪	$12 million in one-time operating expense savings for 2H 2020 from additional cost reduction efforts.

▪	$4 million on an annualized basis of permanent cost reductions due to staffing and other reductions.

•	Capital expenditures

▪	$24 million in lower planned 2020 capital expenditures for buildings improvements compared to 2019 due to focus only on mandatory spending and work previously commenced.

Results of Operations
Overview
The discussion below relates to our financial condition and results of operations for the three and six months ended June 30, 2020 and 2019, respectively.

Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019
The following table summarizes our historical results of operations for the three months ended June 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended June 30,
	2020	2019	Change	%
Revenues:
Rental revenue	$137,999	$141,071	$(3,072)	(2.2)%
Observatory revenue	86	32,895	(32,809)	(99.7)%
Lease termination fees	1,033	363	670	184.6%
Third-party management and other fees	301	331	(30)	(9.1)%
Other revenues and fees	1,611	1,584	27	1.7%
Total revenues	141,030	176,244	(35,214)	(20.0)%
Operating expenses:
Property operating expenses	29,750	40,227	10,477	26.0%
Ground rent expenses	2,332	2,332	—	—%
General and administrative expenses	18,149	15,998	(2,151)	(13.4)%
Observatory expenses	4,002	8,360	4,358	52.1%
Real estate taxes	29,579	28,267	(1,312)	(4.6)%
Impairment charge	4,101	—	(4,101)	(100.0)%
Depreciation and amortization	52,783	44,821	(7,962)	(17.8)%
Total operating expenses	140,696	140,005	(691)	(0.5)%
Operating income (loss)	334	36,239	(35,905)	(99.1)%
Other income (expense):
Interest income	1,526	3,899	(2,373)	(60.9)%
Interest expense	(23,928)	(20,597)	(3,331)	(16.2)%
Loss on early extinguishment of debt	—	—	—	—%
Income (loss) before income taxes	(22,068)	19,541	(41,609)	(212.9)%
Income tax benefit (expense)	2,450	(611)	3,061	501.0%
Net income (loss)	(19,618)	18,930	(38,548)	(203.6)%
Private perpetual preferred unit distributions	(1,047)	(234)	(813)	347.4%
Net income (loss) attributable to common unitholders	$(20,665)	$18,696	$(39,361)	(210.5)%

Rental Revenue

The decrease in base rent revenue was due to the write-off of straight-line receivables and uncollectible tenant receivables.

 Observatory Revenue
Observatory revenues were lower driven by the closure of the Observatory on March 16, 2020 due to the COVID-19 pandemic.
Lease Termination Fees
Higher termination fees were earned in the three months ended June 30, 2020 compared to the three months ended June 30, 2019.
Third-Party Management and Other Fees
Management fee income was consistent with prior year.
Other Revenues and Fees
Other revenues and fees were generally consistent with prior year.

Property Operating Expenses
The decrease in property operating expenses was primarily due to lower payroll costs, lower repair and maintenance costs and lower utility costs.

Ground Rent Expenses
Ground rent expense was consistent with 2019.
General and Administrative Expenses
The increase in general and administrative expenses was primarily due to severance costs, partially offset by lower legal leasing costs.
Observatory Expenses
Lower Observatory expenses were driven by the closure of the Observatory due to the COVID-19 pandemic.
Real Estate Taxes
The increase in real estate taxes was primarily due to higher assessed values for multiple properties.
Impairment charge

Reflects a $4.1 million write-off of prior expenditures on a potential energy efficiency project that is not economically feasible in today's regulatory environment.

Depreciation and Amortization

The increase in depreciation and amortization reflects tenant improvement write-offs due to the early termination of a tenant.

Interest Income

The decrease in interest income was primarily due to lower interest rates.
Interest Expense
Interest expense increased due to new financings entered into in March 2020 and a draw on our unsecured revolving credit facility.
Income Taxes
The increase in income tax benefit was attributable to higher net loss for the Observatory segment.

Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019
The following table summarizes our historical results of operations for the six months ended June 30, 2020 and 2019 (dollars in thousands):

	Six Months Ended June 30,
	2020	2019	Change	%
Revenues:
Rental revenue	$286,112	$284,488	$1,624	0.6%
Observatory revenue	19,630	53,464	(33,834)	(63.3)%
Lease termination fees	1,244	751	493	65.6%
Third-party management and other fees	647	651	(4)	(0.6)%
Other revenues and fees	3,621	4,183	(562)	(13.4)%
Total revenues	311,254	343,537	(32,283)	(9.4)%
Operating expenses:
Property operating expenses	71,218	83,182	11,964	14.4%
Ground rent expenses	4,663	4,663	—	—%
General and administrative expenses	34,100	30,024	(4,076)	(13.6)%
Observatory expenses	12,156	15,935	3,779	23.7%
Real estate taxes	58,833	56,499	(2,334)	(4.1)%
Impairment charge	4,101	—	(4,101)	(100.0)%
Depreciation and amortization	98,876	90,919	(7,957)	(8.8)%
Total operating expenses	283,947	281,222	(2,725)	(1.0)%
Operating income (loss)	27,307	62,315	(35,008)	(56.2)%
Other income (expense):
Interest income	2,163	7,638	(5,475)	(71.7)%
Interest expense	(43,546)	(41,286)	(2,260)	(5.5)%
Loss on early extinguishment of debt	(86)	—	(86)	(100.0)%
Income (loss) before income taxes	(14,162)	28,667	(42,829)	(149.4)%
Income tax benefit	2,832	119	2,713	(2,279.8)%
Net income (loss)	(11,330)	28,786	(40,116)	(139.4)%
Private perpetual preferred unit distributions	(2,097)	(468)	(1,629)	(348.1)%
Net income (loss) attributable to common unitholders	$(13,427)	$28,318	$(41,745)	(147.4)%

Rental Revenue

The increase in base rent revenue was attributable to increased rental rates and lower rent concessions, partially offset by the write-off of straight-line receivables and uncollectible tenant receivables.

 Observatory Revenue
Observatory revenues were lower primarily driven by the closure of the Observatory on March 16, 2020 due to the COVID-19 pandemic. Observatory revenues increased during the first two months of 2020 by 13.2%, after adjusting for the 102nd floor observation deck, to $14.4 million from $12.7 million in the first two months of 2019.
Lease Termination Fees
Higher termination fees were earned in the six months ended June 30, 2020 compared to the six months ended June 30, 2019.
Third-Party Management and Other Fees
Management fee income was consistent with prior year.

Other Revenues and Fees
The decrease in other revenues and fees is primarily due to settlement income received in the six months ended June 30, 2019.
Property Operating Expenses
The decrease in property operating expenses was primarily due to lower payroll costs, lower repair and maintenance costs and lower utility costs.

Ground Rent Expenses
Ground rent expense was consistent with 2019.
General and Administrative Expenses
The increase in general and administrative expenses was primarily due to severance costs as well as higher cash compensation costs.
Observatory Expenses
Lower Observatory expenses were driven by the closure of the Observatory due to the COVID-19 pandemic.
Real Estate Taxes
The increase in real estate taxes was primarily due to higher assessed values for multiple properties.
Impairment charge

Reflects a $4.1 million write-off of prior expenditures on a potential energy efficiency project that is not economically feasible in today's regulatory environment.

Depreciation and Amortization

The increase in depreciation and amortization reflects tenant improvement write-offs due to the early termination of a tenant.

Interest Income

The decrease in interest income was primarily due to lower interest rates and higher short-term investments in the prior year.
Interest Expense
Interest expense increased due to new financings entered into in March 2020 and a draw on our unsecured revolving credit facility.
Loss on Early Extinguishment of Debt
Loss on early extinguishment of debt was incurred in connection with the refinancing of the term loan in the first quarter 2020.
Income Taxes
The increase in income tax benefit was attributable to higher net loss for the Observatory segment.

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
At June 30, 2020, we had approximately $873.0 million available in cash and cash equivalents and there was $550.0 million available under our unsecured revolving credit facility.
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
As of June 30, 2020, we had approximately $2.5 billion of total consolidated indebtedness outstanding, with a weighted average interest rate of 3.41% and a weighted average maturity of 6.9 years. As of June 30, 2020, excluding principal amortization, there is $550.0 million of debt that matures in 2021, which is our unsecured revolving credit facility and we have the option to extend the initial term for up to two additional six-month periods, subject to certain conditions.  Our consolidated net debt to total market capitalization was 43.7% as of June 30, 2020.
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
The Credit Facilities contain customary events of default (subject in certain cases to specified cure periods), including but not limited to non-payment, breach of covenants, representations or warranties, cross defaults, bankruptcy or other insolvency events, judgments, ERISA events, invalidity of loan documents, loss of real estate investment trust qualification, and occurrence of a change of control (as defined in the respective Credit Facilities). As of June 30, 2020, we were in compliance with the covenants.

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

The terms of the Series G Notes and Series H Notes agreement include customary covenants, including limitations on liens, investment, distributions, debt, fundamental changes, and transactions with affiliates and require certain customary financial reports. It also requires compliance with financial ratios including a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a minimum unencumbered interest coverage ratio, and a maximum unsecured leverage ratio. The agreement also contains customary events of default (subject in certain cases to specified cure periods), including but not limited to non-payment, breach of covenants, representations or warranties, cross defaults, bankruptcy or other insolvency events, judgments, ERISA events, the occurrence of certain change of control transactions and loss of real estate investment trust qualification. As of June 30, 2020, we were in compliance with the covenants under the outstanding senior unsecured notes.

Financial Covenants

As of June 30, 2020, we were in compliance with the following financial covenants:

Financial covenant	Required	June 30, 2020	In Compliance
Maximum total leverage	< 60%	34.2%	Yes
Maximum secured debt	< 40%	8.2%	Yes
Minimum fixed charge coverage	> 1.50x	3.3x	Yes
Minimum unencumbered interest coverage	> 1.75x	5.7x	Yes
Maximum unsecured leverage	< 60%	30.6%	Yes

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

Office Properties(1)

	Six Months Ended June 30,
Total New Leases, Expansions, and Renewals	2020	2019
Number of leases signed(2)	48	82
Total square feet	216,710	528,754
Leasing commission costs(3)	$2,548	$7,730
Tenant improvement costs(3)	10,147	28,123
Total leasing commissions and tenant improvement costs(3)	$12,695	$35,853
Leasing commission costs per square foot(3)	$11.76	$14.62
Tenant improvement costs per square foot(3)	46.83	53.19
Total leasing commissions and tenant improvement costs per square foot(3)	$58.59	$67.81
Retail Properties(4)

	Six Months Ended June 30,
Total New Leases, Expansions, and Renewals	2020	2019
Number of leases signed(2)	6	7
Total square feet	45,864	40,349
Leasing commission costs(3)	$1,997	$966
Tenant improvement costs(3)	7,345	1,132
Total leasing commissions and tenant improvement costs(3)	$9,342	$2,098
Leasing commission costs per square foot(3)	$43.54	$23.94
Tenant improvement costs per square foot(3)	160.14	28.06
Total leasing commissions and tenant improvement costs per square foot(3)	$203.68	$52.00
_______________

(1)
Excludes an aggregate of 506,452 and 512,951 rentable square feet of retail space in our Manhattan office properties in 2020 and 2019, respectively. Includes the Empire State Building broadcasting licenses and observatory operations.

(2)	Presents a renewed and expansion lease as one lease signed.

(3)
Presents all tenant improvement and leasing commission costs as if they were incurred in the period in which the lease was signed, which may be different than the period in which they were actually paid.

(4)
Includes an aggregate of 506,452 and 512,951 rentable square feet of retail space in our Manhattan office properties in 2020 and 2019, respectively. Excludes the Empire State Building broadcasting licenses and observatory operations.

	Six Months Ended June 30,
	2020	2019
Total Portfolio
Capital expenditures (1)	$23,884	$64,356
_______________

(1)	Excludes tenant improvements and leasing commission costs.
As of June 30, 2020, we expect to incur additional costs relating to obligations under existing lease agreements of approximately $132.3 million for tenant improvements and leasing commissions. We intend to fund the tenant improvements and leasing commission costs through a combination of operating cash flow, cash on hand, additional property level mortgage financings and borrowings under the unsecured revolving credit facility.
Capital expenditures are considered part of both our short-term and long-term liquidity requirements. We intend to fund capital improvements through a combination of operating cash flow, cash on hand and borrowings under the unsecured revolving credit facility.

Contractual Obligations
Refer to our Annual Report on Form 10-K for the year ended December 31, 2019 for a discussion of our contractual obligations. There have been no material changes, outside the ordinary course of business, to these contractual obligations during the six months ended June 30, 2020.
Off-Balance Sheet Arrangements
As of June 30, 2020, we did not have any off-balance sheet arrangements.
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
Distributions to Securityholders
Distributions and dividends amounting to $64.3 million and $64.2 million have been made to securityholders for the six months ended June 30, 2020 and 2019, respectively.

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

The following table summarizes ESRT's purchases of equity securities in each of the six months ended June 30, 2020 and the month of July 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Approximate Dollar Value Available for Future Purchase (in thousands)
March 2020	6,570,778	$9.54	6,570,778	$437,334
April 2020	2,345,129	$8.66	2,345,129	$417,023
May 2020	3,913,709	$7.66	3,913,709	$387,057
June 2020	240,996	$6.90	240,996	$385,395
July 2020	656,318	$6.72	656,318	$380,982

Cash Flows
Comparison of Six Months Ended June 30, 2020 to the Six Months Ended June 30, 2019
Net cash. Cash and cash equivalents and restricted cash were $931.8 million and $413.4 million, respectively, as of June 30, 2020 and 2019. The increase was primarily due to the issuance of financings and draws on the unsecured revolving credit facility, partially offset by capital improvements and expenditures during the six months ended June 30, 2020.
Operating activities. Net cash provided by operating activities decreased by $14.9 million to $74.4 million for the six months ended June 30, 2020 compared to $89.3 million for the six months ended June 30, 2019, primarily due to changes in working capital and settlement of derivative contracts.
Investing activities. Net cash used in investing activities decreased by $199.1 million to $79.7 million used in investing activities for the six months ended June 30, 2020 compared to $119.4 million net cash provided by investing activities for the six months ended June 30, 2019, due to proceeds from maturing short-term investments in 2019.
Financing activities. Net cash provided by financing activities increased by $731.6 million to $665.5 million provided by financing activities for the six months ended June 30, 2020 compared to $66.1 million used in financing activities for the six months ended June 30, 2019, primarily due to the net proceeds from issuance of debt and a draw on our unsecured revolving credit facility in the six months ended June 30, 2020 compared to none for the six months ended June 30, 2019.

Net Operating Income ("NOI")
Our internal financial reports include a discussion of property net operating income. NOI is a non-GAAP financial measure of performance. NOI is used by our management to evaluate and compare the performance of our properties and to determine trends in earnings and to compute the fair value of our properties as it is not affected by: (i) the cost of funds of the property owner, (ii) the impact of depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets that are included in net income computed in accordance with GAAP, (iii) acquisition expenses, loss on early extinguishment of debt, impairment charges and loss from derivative instruments, or (iv) general and administrative expenses and other gains and losses that are specific to the property owner. The cost of funds is eliminated from net operating income because it is specific to the particular financing capabilities and constraints of the owner. The cost of funds is also eliminated because it is dependent on historical interest rates and other costs of capital as well as past decisions made by us regarding the appropriate mix of capital which may have changed or may change in the future. Depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets are eliminated because they may not accurately represent the actual change in value in our office or retail properties that result from use of the properties or changes in market conditions. While certain aspects of real property do decline in value over time in a manner that is reasonably captured by depreciation and amortization, the value of the properties as a whole have historically increased or decreased as a result of changes in overall economic conditions instead of from actual use of the property or the passage of time. Gains and losses from the sale of real property vary from property to property and are affected by market conditions at the time of sale which will usually change from period to period. These gains and losses can create distortions when comparing one period to another or when comparing our operating results to the operating results of other real estate companies that have not made similarly timed purchases or sales. We believe that eliminating these costs from net income is useful because the resulting measure captures the actual revenue generated and actual expenses incurred in operating our properties as well as trends in occupancy rates, rental rates and operating costs.

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

The following table presents a reconciliation of our net income, the most directly comparable GAAP measure, to NOI for the periods presented (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(unaudited)		(unaudited)
Net income (loss)	$(19,618)	$18,930	$(11,330)	$28,786
Add:
General and administrative expenses	18,149	15,998	34,100	30,024
Depreciation and amortization	52,783	44,821	98,876	90,919
Interest expense	23,928	20,597	43,632	41,286
Income tax expense (benefit)	(2,450)	611	(2,832)	(119)
Impairment charge	4,101	—	4,101	—
Less:
Third-party management and other fees	(301)	(331)	(647)	(651)
Interest income	(1,526)	(3,899)	(2,163)	(7,638)
Net operating income	$75,066	$96,727	$163,737	$182,607
Other Net Operating Income Data
Straight-line rental revenue	$(2,710)	$3,203	$5,483	$8,607
Net increase in rental revenue from the amortization of above-and below-market lease assets and liabilities	$1,366	$1,745	$2,274	$4,099
Amortization of acquired below-market ground leases	$1,958	$1,958	$3,916	$3,916

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

Core Funds From Operations ("Core FFO")
Core FFO adds back to Modified FFO the following items: deferred tax asset write-off, loss on early extinguishment of debt, acquisition expenses and severance expenses. The Company presents Core FFO because it considers it an important supplemental measure of its operating performance in that it excludes non-recurring items. There can be no assurance that Core FFO presented by the Company is comparable to similarly titled measures of other REITs. Core FFO does not represent cash generated from operating activities and should not be considered as an alternative to net income (loss) determined in accordance with GAAP or to cash flow from operating activities determined in accordance with GAAP. Core FFO is not indicative of cash available to fund ongoing cash needs, including the ability to make cash distributions. In future periods, we may also exclude other items from Core FFO that we believe may help investors compare our results.

The following table presents a reconciliation of our net income, the most directly comparable GAAP measure, to FFO, Modified FFO and Core FFO for the periods presented (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(unaudited)		(unaudited)
Net income (loss)	$(19,618)	$18,930	$(11,330)	$28,786
Private perpetual preferred unit distributions	(1,047)	(234)	(2,097)	(468)
Real estate depreciation and amortization	51,096	43,822	95,526	88,914
FFO attributable to common stockholders	30,431	62,518	82,099	117,232
Amortization of below-market ground leases	1,958	1,958	3,916	3,916
Modified FFO attributable to common stockholders	32,389	64,476	86,015	121,148

Loss on early extinguishment of debt	—	—	86	—
Severance expenses	3,008	—	3,008	—
Impairment charge	4,101	—	4,101	—
Core FFO attributable to common stockholders	$39,498	$64,476	$93,210	$121,148

Weighted average Operating Partnership units
Basic	283,384	298,131	288,015	298,100
Diluted	283,384	298,131	288,015	298,100
Factors That May Influence Future Results of Operations
Impact of COVID-19

See "Overview" section.
Leasing
We signed 1.3 million rentable square feet of new leases, expansions and lease renewals for the year ended December 31, 2019. During the six months ended June 30, 2020, we signed 0.3 million rentable square feet of new leases, expansions and renewals.
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
As of June 30, 2020, there were approximately 1.1 million rentable square feet of space in our portfolio available to lease (excluding leases signed but not yet commenced) representing 10.4% of the net rentable square footage of the properties in our portfolio. In addition, leases representing 3.4% and 6.6% of net rentable square footage of the properties in our portfolio will expire in 2020 and in 2021, respectively. These leases are expected to represent approximately 3.5% and 7.1%, respectively, of our annualized rent for such periods. Our revenues and results of operations can be impacted by expiring leases that are not renewed or re-leased or that are renewed or re-leased at base rental rates equal to, above or below the current average base rental rates. Further, our revenues and results of operations can also be affected by the costs we incur to re-lease available space, including payment of leasing commissions, redevelopments and build-to-suit remodeling that may not be borne by the tenant.
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

Observatory Operations
On March 16, 2020, we complied with governmental mandates regarding the closing of non-essential businesses in response to the COVID-19 pandemic and closed the Empire State Building Observatory. The Observatory was closed for the entirety of the second quarter 2020 and reopened on July 20, 2020 with new protocols and processes under New York State's Phase 4 guidelines as an Outdoor Attraction.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. One of the principal market risks facing us is interest rate risk on our variable rate indebtedness. As of June 30, 2020, our floating rate debt of $675.0 million represented 14.5% of our total enterprise value.
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

We entered into an interest rate LIBOR swap agreement with an aggregate notional value of $265.0 million, which fixes the LIBOR interest rate at 2.1485% and matures on August 24, 2022. This interest rate swap as of June 30, 2020 has been designated as a cash flow hedge and is deemed highly effective with a fair value of $(11.6) million which is included in accounts payable and accrued expenses on the condensed consolidated balance sheet.

Based on our variable balances, interest expense would have increased by approximately $6.8 million for the six months ended June 30, 2020, if short-term interest rates had been 1% higher. As of June 30, 2020, the weighted average interest rate on the $1.8 billion of fixed-rate indebtedness outstanding was 4.02% per annum, with maturities at various dates through March 17, 2035.
As of June 30, 2020, the fair value of our outstanding debt was approximately $2.6 billion, which was approximately $114.4 million more than the historical book value as of such date. Interest risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, we may take actions to further mitigate our exposure to the change.
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
As of June 30, 2020, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of ESRT management, including ESRT's Chief Executive Officer and Chief Financial Officer,

regarding the effectiveness of our disclosure controls and procedures at the end of the period covered by this report. Based on the foregoing, ESRT's Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including ESRT's Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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

The current COVID-19 pandemic has had, and any future public health crisis could have, serious adverse effects on our and our tenants’ businesses, operations, and financial condition.

The COVID-19 pandemic has had, and other pandemics, epidemics and public health crises in the future could have, significant adverse impacts on local, national, and global economic activity and contribute to volatility and negative pressure in financial markets.

The COVID-19 pandemic has impacted the entire U.S., including New York and Connecticut where we own assets and operate the Observatory, and measures taken by local, state and federal authorities to prevent, remediate or limit the impact of COVID-19, including quarantines, restrictions on travel, “stay-at-home” or “shelter-in-place” orders, social distancing practices, restrictions on business operations, construction projects and certain contract and judicial remedies that may continue, have had an adverse effect on us and our tenants. As a result of such measures, we had to close the Observatory to the public beginning on March 16, 2020, which discontinued all Observatory revenue during such closure. Even though we were able to reopen the Observatory on July 20, 2020 under New York State Phase 4 guidelines as an Outdoor Attraction, we have been required to reduce our visitor capacity, and we cannot predict when we may achieve Observatory revenues comparable to prior periods. Continued international and national disruption of travel and tourism will also cause a decline in Observatory visitors, as approximately 64% of our visitors in recent years were from other countries.

The COVID-19 pandemic and the measures taken to limit its spread have adversely impacted and may continue to impact adversely some or all of our tenants regarding, among other things, their ability to generate adequate, or in certain cases any, revenue from their businesses, their ability or willingness to pay rent in full, or at all, or on a timely basis, and our ability to collect rent from them. A number of our tenants across various industries have announced temporary closures of their locations and requested rent deferral or abatement during this pandemic. For the months of April, May, June and July 2020, our percentage of rent collected from tenants has been lower than prior year comparable periods across both our office and retail portfolios, and we have provided rent deferral agreements to certain of our tenants. Additional tenants may request rent deferrals, rent abatement or early termination of their leases and/or may default in obligations to us, and/or challenge the existence of such obligations and/or be forced to close temporarily or permanently and/or declare bankruptcy, any of which would reduce our revenue and such reduction could be material. While some of our tenants have been able to qualify for COVID-related temporary government assistance, the termination of such assistance programs may increase the severity of the pandemic’s economic effects. Government moratoriums and/or limits (including temporary closure of certain court systems) which directly or indirectly abridge the enforcement of lease obligations and related guarantees, may also affect our ability to collect rent or enforce remedies for the failure to pay rent. The occurrence and duration of the foregoing events are uncertain and unpredictable.

In addition, the COVID-19 pandemic, or any future public health crisis, could have a material adverse effect on our human capital management. Many of our employees currently work remotely. An extended period of remote work arrangements could strain our team efficiencies, collaboration culture, cybersecurity, employee morale, and ability to supervise our employees and manage our business. Further, the illness of any of our employees, including our senior management team, could create new challenges in leadership and execution.

Moreover, real estate companies like us may be subject to claims from employees, tenants, vendors, visitors or the public that they were exposed to COVID-19 by our failure to take adequate protective measures or were unnecessarily inconvenienced or damaged by our excessive protective measures.

The COVID-19 pandemic, or any future other public health crisis, could also have a material adverse effect on our results of operations, cash flows and financial condition due to, among other factors:

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

•	volatility and downward pressure on the market price of our Class A common stock and publicly traded partnership units of the Operating Partnership which also reduces our access to capital; and

•	reduction of our cash flows and diminished ability to pay dividends at expected levels or at all.

While the rapid developments regarding the COVID-19 pandemic preclude any prediction as to its ultimate adverse impact, the current economic, political and social environment presents material risks and uncertainties with respect to our and our tenants’ businesses, financial condition, operations, cash flows, liquidity, and ability to access the capital markets and satisfy debt service obligations. The magnitude will depend on factors beyond our control including actions taken by local, state, national and international authorities, non-governmental organizations, the medical and scientific community, among many others. Many risk factors which were described in our 2019 Annual Report, prior to the emergence of the pandemic, now should be considered to have heightened significance as a result of the COVID-19 pandemic.

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

The following table summarizes ESRT's purchases of equity securities in each of the three months ended June 30, 2020 and the month of July 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Approximate Dollar Value Available for Future Purchase (in thousands)
April 2020	2,345,129	$8.66	2,345,129	$417,023
May 2020	3,913,709	$7.66	3,913,709	$387,057
June 2020	240,996	$6.90	240,996	$385,395
July 2020	656,318	$6.72	656,318	$380,982

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

Decision regarding the frequency of an Advisory Vote on Executive Compensation
As previously disclosed under Item 5.07 in a Current Report on Form 8-K filed with the Commission on May 20, 2020, at the Company’s Annual Meeting of Stockholders held on May 14, 2020, stockholders cast an advisory vote regarding the frequency of a stockholder advisory vote on the compensation of named executive officers.   98.5% of the votes cast on frequency favored holding such a vote on compensation every year, consistent with the recommendation of the Board.  In response, the Company will continue to hold such a vote on compensation every year until the next vote on frequency.

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

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
10.6*	First Amended and Restated Empire State Realty Trust, Inc. Empire State Realty OP, L.P. 2019 Equity Incentive Plan As Amended and Restated as of July 13, 2020.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Document
101.DEF*	XBRL Taxonomy Extension Definitions Document
101.LAB*	XBRL Taxonomy Extension Labels Document
101.PRE*	XBRL Taxonomy Extension Presentation Document
Notes:
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMPIRE STATE REALTY OP, L.P.
By: Empire State Realty Trust, Inc., its general partner

Date: August 10, 2020                            By:/s/ Christina Chiu
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: August 10, 2020                            By:/s/ Andrew J. Prentice
Senior Vice President, Chief Accounting
Officer and Treasurer
(Principal Accounting Officer)