Form 10-Q
period 2021-06-30
Empire State Realty OP, L.P.
filed 2021-08-05
CIK 1553079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2021

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

    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒
    As of July 28, 2021, there were 22,913,843 units of the Registrant Series ES operating partnership units outstanding, 6,112,894 units of the Series 60 operating partnership units outstanding, and 3,045,709 units of the Series 250 operating partnership units outstanding.

ITEM 1. FINANCIAL STATEMENTS
Empire State Realty OP, L.P.
Condensed Consolidated Balance Sheets
(amounts in thousands, except per unit amounts)

	June 30, 2021	December 31, 2020
ASSETS	(unaudited)
Commercial real estate properties, at cost:
Land	$201,196	$201,196
Development costs	8,064	7,966
Building and improvements	2,959,259	2,924,804
	3,168,519	3,133,966
Less: accumulated depreciation	(1,007,429)	(941,612)
Commercial real estate properties, net	2,161,090	2,192,354
Cash and cash equivalents	540,604	526,714
Restricted cash	37,966	41,225
Tenant and other receivables	19,238	21,541
Deferred rent receivables	231,143	222,508
Prepaid expenses and other assets	71,399	77,182
Deferred costs, net	200,735	203,853
Acquired below-market ground leases, net	340,820	344,735
Right of use assets	28,998	29,104
Goodwill	491,479	491,479
Total assets	$4,123,472	$4,150,695
LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable, net	$774,612	$775,929
Senior unsecured notes, net	973,267	973,159
Unsecured term loan facilities, net	387,954	387,561
Unsecured revolving credit facility	—	—
Accounts payable and accrued expenses	89,254	103,203
Acquired below-market leases, net	28,532	31,705
Ground lease liabilities	28,998	29,104
Deferred revenue and other liabilities	81,762	88,319
Tenants’ security deposits	25,885	30,408
Total liabilities	2,390,264	2,419,388
Commitments and contingencies
Capital:
Private perpetual preferred units:
Private perpetual preferred units, $13.52 liquidation preference, 4,664 issued and outstanding in 2021 and 2020, respectively	21,936	21,936
Private perpetual preferred units, $16.62 liquidation preference, 1,560 issued and outstanding in 2021 and 2020	8,004	8,004
Series PR operating partnership units:
ESRT partner's capital (2,857 and 2,853 general partner operating partnership units and 170,543 and 168,713 limited partner operating partnership units outstanding in 2021 and 2020, respectively)	1,055,659	1,055,249
Limited partners' interests (80,241 and 80,355 limited partner operating partnership units outstanding in 2021 and 2020, respectively)	650,473	648,543
Series ES operating partnership units 22,923 and 23,678 limited partner operating partnership units outstanding in 2021 and 2020, respectively)	(1,692)	(1,348)
Series 60 operating partnership units (6,112 and 6,425 limited partner operating partnership units outstanding in 2021 and 2020, respectively)	(789)	(721)
Series 250 operating partnership units (3,045 and 3,255 limited partner operating partnership units outstanding in 2021 and 2020, respectively)	(383)	(356)
Total capital	1,733,208	1,731,307
Total liabilities and capital	$4,123,472	$4,150,695
The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty OP, L.P.
Condensed Consolidated Statements of Operations
(unaudited)
(amounts in thousands, except per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Rental revenue	$140,797	$137,999	$281,028	$286,112
Observatory revenue	8,359	86	10,962	19,630
Lease termination fees	3,339	1,033	4,628	1,244
Third-party management and other fees	327	301	603	647
Other revenue and fees	586	1,611	1,491	3,621
Total revenues	153,408	141,030	298,712	311,254
Operating expenses:
Property operating expenses	28,793	29,750	59,072	71,218
Ground rent expenses	2,332	2,332	4,663	4,663
General and administrative expenses	14,089	18,149	27,942	34,100
Observatory expenses	5,268	4,002	9,856	12,156
Real estate taxes	31,354	29,579	62,801	58,833
Impairment charges	—	4,101	—	4,101
Depreciation and amortization	45,088	52,783	89,545	98,876
Total operating expenses	126,924	140,696	253,879	283,947
Total operating income	26,484	334	44,833	27,307
Other income (expense):
Interest income	164	1,526	286	2,163
Interest expense	(23,422)	(23,928)	(46,976)	(43,546)
Loss on early extinguishment of debt	—	—	(214)	(86)
Income (loss) before income taxes	3,226	(22,068)	(2,071)	(14,162)
Income tax benefit	1,185	2,450	3,291	2,832
Net income (loss)	4,411	(19,618)	1,220	(11,330)
Private perpetual preferred unit distributions	(1,051)	(1,047)	(2,101)	(2,097)
Net income (loss) attributable to common unitholders	$3,360	$(20,665)	$(881)	$(13,427)

Total weighted average units:
Basic	277,893	283,384	277,887	288,015
Diluted	278,436	283,384	277,887	288,015

Earnings (loss) per unit attributable to common unitholders:
Basic	$0.01	$(0.07)	$0.00	$(0.05)
Diluted	$0.01	$(0.07)	$0.00	$(0.05)

Dividends per unit	$0.035	$0.105	$0.035	$0.210

The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty OP, L.P.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)
(amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$4,411	$(19,618)	$1,220	$(11,330)
Other comprehensive income (loss):
Unrealized gain (loss) on valuation of interest rate swap agreements	(95)	(1,709)	(36)	(19,404)
Less: amount reclassified into interest expense	2,898	2,317	5,767	3,113
Other comprehensive income (loss)	2,803	608	5,731	(16,291)
Comprehensive income (loss)	$7,214	$(19,010)	$6,951	$(27,621)

The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty OP, L.P.
Condensed Consolidated Statements of Capital
For The Three Months Ended June 30, 2021 and 2020
(unaudited)
(amounts in thousands)

			Series PR Operating Partnership Units				Series ES Operating Partnership Units Limited Partners		Series 60 Operating Partnership Units Limited Partners		Series 250 Operating Partnership Units Limited Partners
			General Partner		Limited Partners
	Private Perpetual Preferred Units	Private Perpetual Preferred Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Total Capital
Balance at March 31, 2021	6,224	$29,940	172,332	$1,053,495	80,656	$650,254	23,270	$(1,418)	6,253	$(727)	3,110	$(349)	$1,731,195
Issuance of OP units, net of costs	—	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of operating partnership units to ESRT Partner's Capital	—	—	1,074	4,173	(521)	(4,212)	(347)	17	(141)	15	(65)	7	—
Repurchases of common shares	—	—	—	—	—	—	—	—	—	—	—	—	—
Equity compensation	—	—	(6)	240	106	5,064	—	—	—	—	—	—	5,304
Distributions	—	(1,051)	—	(6,063)	—	(2,262)	—	(806)	—	(215)	—	(108)	(10,505)
Net income	—	1,051	—	2,075	—	887	—	282	—	79	—	37	4,411
Other comprehensive income	—	—	—	1,739	—	742	—	233	—	59	—	30	2,803
Balance at June 30, 2021	6,224	$29,940	173,400	$1,055,659	80,241	$650,473	22,923	$(1,692)	6,112	$(789)	3,045	$(383)	$1,733,208

			Series PR Operating Partnership Units				Series ES Operating Partnership Units Limited Partners		Series 60 Operating Partnership Units Limited Partners		Series 250 Operating Partnership Units Limited Partners
			General Partner		Limited Partners
	Private Perpetual Preferred Units	Private Perpetual Preferred Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Total Capital
Balance at March 31, 2020	6,224	$29,940	177,128	$1,148,584	84,900	$666,778	25,359	$3,652	6,824	$607	3,465	$315	$1,849,876
Issuance of OP units, net of costs			—	—									—
Conversion of operating partnership units to ESRT Partner's Capital	—	—	2,717	13,955	(1,779)	(13,875)	(830)	(76)	(48)	(2)	(60)	(2)	—
Repurchases of common shares	—	—	(6,500)	(51,939)	—	—	—	—	—	—	—	—	(51,939)
Equity compensation	—	—	2	231	(355)	8,548	—	—	—	—	—	—	8,779
Distributions	—	(1,047)	—	(18,194)	—	(8,770)	—	(2,587)	—	(712)	—	(358)	(31,668)
Net income (loss)	—	1,047	—	(12,793)	—	(5,316)	—	(1,812)	—	(496)	—	(248)	(19,618)
Other comprehensive income	—	—	—	377	—	155	—	53	—	15	—	8	608
Balance at June 30, 2020	6,224	$29,940	173,347	$1,080,221	82,766	$647,520	24,529	$(770)	6,776	$(588)	3,405	$(285)	$1,756,038

Empire State Realty OP, L.P.
Condensed Consolidated Statements of Capital
For The Six Months Ended June 30, 2021 and 2020
(unaudited)
(amounts in thousands)

			Series PR Operating Partnership Units				Series ES Operating Partnership Units Limited Partners		Series 60 Operating Partnership Units Limited Partners		Series 250 Operating Partnership Units Limited Partners
			General Partner		Limited Partners
	Private Perpetual Preferred Units	Private Perpetual Preferred Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Total Capital
Balance at December 31, 2020	6,224	$29,940	171,565	$1,055,249	80,355	$648,543	23,678	$(1,348)	6,424	$(721)	3,255	$(356)	$1,731,307
Issuance of private perpetual preferred in exchange for common units	—	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of operating partnership units to ESRT Partner's Capital	—	—	2,140	6,835	(863)	(6,958)	(755)	55	(312)	40	(210)	28	—
Repurchases of common units	—	—	(383)	(3,533)	—	—	—	—	—	—	—	—	(3,533)
Equity compensation	—	—	78	164	749	9,874	—	—	—	—	—	—	10,038
Distributions	—	(2,101)	—	(6,063)	—	(2,262)	—	(806)	—	(215)	—	(108)	(11,555)
Net income (loss)	—	2,101	—	(546)	—	(232)	—	(74)	—	(19)	—	(10)	1,220
Other comprehensive income	—	—	—	3,553	—	1,508	—	481	—	126	—	63	5,731
Balance at June 30, 2021	6,224	$29,940	173,400	$1,055,659	80,241	$650,473	22,923	$(1,692)	6,112	$(789)	3,045	$(383)	$1,733,208

			Series PR Operating Partnership Units				Series ES Operating Partnership Units Limited Partners		Series 60 Operating Partnership Units Limited Partners		Series 250 Operating Partnership Units Limited Partners
			General Partner		Limited Partners
	Private Perpetual Preferred Units	Private Perpetual Preferred Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Total Capital
Balance at December 31, 2019	6,170	$29,151	181,894	$1,228,520	81,388	$680,580	25,810	$7,262	7,025	$1,593	3,535	$807	$1,947,913
Issuance of private perpetual preferred in exchange for common units	54	789	—	—	(97)	(800)	43	11	—	—	—	—	—
Conversion of operating partnership units to ESRT Partner's Capital	—	—	4,376	21,517	(2,673)	(21,291)	(1,324)	(180)	(249)	(33)	(130)	(13)	—
Repurchases of common units	—	—	(13,071)	(114,605)	—	—	—	—	—	—	—	—	(114,605)
Equity compensation	—	—	148	385	4,148	14,285	—	—	—	—	—	—	14,670
Distributions	—	(2,097)	—	(37,181)	—	(17,619)	—	(5,264)	—	(1,435)	—	(723)	(64,319)
Net income (loss)	—	2,097	—	(8,298)	—	(3,464)	—	(1,182)	—	(322)	—	(161)	(11,330)
Other comprehensive loss	—	—	—	(10,117)	—	(4,171)	—	(1,417)	—	(391)	—	(195)	(16,291)
Balance at June 30, 2020	6,224	$29,940	173,347	$1,080,221	82,766	$647,520	24,529	$(770)	6,776	$(588)	3,405	$(285)	$1,756,038

The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty OP, L.P.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(amounts in thousands)

	Six Months Ended June 30,
	2021	2020
Cash Flows From Operating Activities
Net income (loss)	$1,220	$(11,330)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	89,545	98,876
Impairment charges	—	4,101
Amortization of non-cash items within interest expense	5,398	4,233
Amortization of acquired above- and below-market leases, net	(1,371)	(2,274)
Amortization of acquired below-market ground leases	3,916	3,916
Straight-lining of rental revenue	(10,110)	(5,483)
Equity based compensation	10,038	14,670
Settlement of derivative contract	—	(20,281)
Loss on early extinguishment of debt	214	86
Increase (decrease) in cash flows due to changes in operating assets and liabilities:
Security deposits	(4,523)	20,570
Tenant and other receivables	2,303	(4,378)
Deferred leasing costs	(8,372)	(7,508)
Prepaid expenses and other assets	5,783	(2,657)
Accounts payable and accrued expenses	(5,232)	(9,099)
Deferred revenue and other liabilities	(5,080)	(9,019)
Net cash provided by operating activities	83,729	74,423
Cash Flows From Investing Activities
Development costs	(98)	(1,336)
Additions to building and improvements	(48,347)	(78,377)
Net cash used in investing activities	(48,445)	(79,713)

The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty OP, L.P.
Condensed Consolidated Statements of Cash Flows (continued)
(unaudited)
(amounts in thousands)

	Six Months Ended June 30,
	2021	2020
Cash Flows From Financing Activities
Repayment of mortgage notes payable	(2,026)	(1,950)
Proceeds from unsecured senior notes	—	175,000
Proceeds from unsecured term loan	—	175,000
Repayment of unsecured term loan	—	(50,000)
Proceeds from unsecured revolving credit facility	—	550,000
Deferred financing costs	(7,539)	(3,585)
Repurchases of common units	(3,533)	(114,605)
Distributions	(11,555)	(64,319)
Net cash (used in) provided by financing activities	(24,653)	665,541
Net increase in cash and cash equivalents and restricted cash	10,631	660,251
Cash and cash equivalents and restricted cash—beginning of period	567,939	271,597
Cash and cash equivalents and restricted cash—end of period	$578,570	$931,848

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$526,714	$233,946
Restricted cash at beginning of period	41,225	37,651
Cash and cash equivalents and restricted cash at beginning of period	$567,939	$271,597

Cash and cash equivalents at end of period	$540,604	$872,970
Restricted cash at end of period	37,966	58,878
Cash and cash equivalents and restricted cash at end of period	$578,570	$931,848

Supplemental disclosures of cash flow information:
Cash paid for interest	$38,639	$37,736
Cash paid for income taxes	$299	$910

Non-cash investing and financing activities:
Building and improvements included in accounts payable and accrued expenses	$52,891	$64,175
Write-off of fully depreciated assets	8,729	33,261
Derivative instruments at fair values included in accounts payable and accrued expenses	6,176	11,629
Conversion of limited partners' operating partnership units to ESRT partner's capital	6,835	21,517
Issuance of Series 2019 private perpetual preferred in exchange for common units	—	789

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
    Empire State Realty OP, L.P. (the "Operating Partnership") is the entity through which Empire State Realty Trust, Inc. (“ESRT”), a self-administered and self-managed real estate investment trust ("REIT"), conducts all of its business and owns (either directly or through subsidiaries) substantially all of its assets. We own, manage, operate, acquire and reposition office and retail properties in Manhattan and the greater New York metropolitan area. As of June 30, 2021, our total portfolio contained 10.1 million rentable square feet of office and retail space. We owned 14 office properties (including three long-term ground leasehold interests) encompassing approximately 9.4 million rentable square feet of office space. Nine of these properties are located in the midtown Manhattan market and aggregate approximately 7.6 million rentable square feet of office space, including the Empire State Building. Our Manhattan office properties also contain an aggregate of approximately 0.5 million rentable square feet of retail space on their ground floor and/or contiguous levels. Our remaining five office properties are located in Fairfield County, Connecticut and Westchester County, New York, encompassing in the aggregate approximately 1.8 million rentable square feet. The majority of square footage for these five properties is located in densely populated metropolitan communities with immediate access to mass transportation. Additionally, we have entitled land at the Stamford Transportation Center in Stamford, Connecticut, adjacent to one of our office properties, that will support the development of an approximately 0.4 million rentable square foot office building and garage. As of June 30, 2021, our portfolio included four standalone retail properties located in Manhattan and two standalone retail properties located in the city center of Westport, Connecticut, encompassing approximately 0.2 million rentable square feet in the aggregate.
    We were organized as a Delaware limited partnership on November 28, 2011 and operations commenced upon completion of the initial public offering of ESRT’s Class A common stock and related formation transactions on October 7, 2013. ESRT, as the sole general partner in our company, has responsibility and discretion in the management and control of our company, and our limited partners, in such capacity, have no authority to transact business for, or participate in the management activities, of our company. As of June 30, 2021, ESRT owned approximately 60.7% of our operating partnership units.
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
    The results of operations for the periods presented are not necessarily indicative of the results that may be expected for the corresponding full years. These financial statements should be read in conjunction with the financial statements and accompanying notes included in the financial statements for the year ended December 31, 2020 contained in our Annual Report on Form 10-K. We do not consider our business to be subject to material seasonal fluctuations, except that our observatory business is subject to tourism seasonality and currently impacted by the Coronavirus 19 ("COVID-19") pandemic. Historically prior to the outbreak of the COVID-19 pandemic, approximately 16.0% to 18.0% of our annual observatory revenue was realized in the first quarter, 26.0% to 28.0% was realized in the second quarter, 31.0% to 33.0% was realized in the third quarter and 23.0% to 25.0% was realized in the fourth quarter.

    We consolidate entities in which we have a controlling financial interest.  In determining whether we have a controlling financial interest in a partially owned entity and the requirement to consolidate the accounts of that entity, we consider factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partners/members.  For variable interest entities ("VIE"), we consolidate the entity if we are deemed to have a variable interest in the entity and through that interest we are deemed the primary beneficiary. The primary beneficiary of a VIE is the entity that has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. The primary beneficiary is required to consolidate the VIE. We had no VIEs as of June 30, 2021 and December 31, 2020.
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

3. Deferred Costs, Acquired Lease Intangibles and Goodwill
    Deferred costs, net, consisted of the following as of June 30, 2021 and December 31, 2020 (amounts in thousands):

	June 30, 2021	December 31, 2020
Leasing costs	$205,599	$203,905
Acquired in-place lease value and deferred leasing costs	177,501	181,336
Acquired above-market leases	35,330	40,398
	418,430	425,639
Less: accumulated amortization	(226,021)	(223,918)
Total deferred costs, net, excluding net deferred financing costs	$192,409	$201,721
    At June 30, 2021 and December 31, 2020, $8.3 million and $2.1 million, respectively, of net deferred financing costs associated with the unsecured revolving credit facility was included in deferred costs, net on the condensed consolidated balance sheets.
    Amortization expense related to deferred leasing costs and acquired deferred leasing costs was $6.1 million and $6.4 million for the three months ended June 30, 2021 and 2020, respectively, and $11.7 million and $12.3 million for the six months ended June 30, 2021 and 2020, respectively. Amortization expense related to acquired lease intangibles was $1.6 million and $2.4 million for the three months ended June 30, 2021 and 2020, respectively, and $3.3 million and $4.4 million for the six months ended June 30, 2021 and 2020, respectively.
    Amortizing acquired intangible assets and liabilities consisted of the following as of June 30, 2021 and December 31, 2020 (amounts in thousands):

	June 30, 2021	December 31, 2020
Acquired below-market ground leases	$396,916	$396,916
Less: accumulated amortization	(56,096)	(52,181)
Acquired below-market ground leases, net	$340,820	$344,735

	June 30, 2021	December 31, 2020
Acquired below-market leases	$(75,082)	$(78,451)
Less: accumulated amortization	46,550	46,746
Acquired below-market leases, net	$(28,532)	$(31,705)

    Rental revenue related to the amortization of below-market leases, net of above-market leases, was $0.7 million and $1.4 million for the three months ended June 30, 2021 and 2020, respectively, and $1.4 million and $2.3 million for the six months ended June 30, 2021 and 2020, respectively.

    As of June 30, 2021, we had goodwill of $491.5 million. Goodwill was allocated $227.5 million to the observatory reportable segment and $264.0 million to the real estate reportable segment.
    In compliance with the requirements of authorities, we closed the Empire State Building Observatory on March 16, 2020 due to the COVID-19 pandemic and it remained closed until the 86th floor observation deck was reopened on July 20, 2020. The 102nd observation deck was reopened on August 24, 2020. The closure of our Observatory and subsequent reopening under international, national, and local travel restrictions and quarantines caused us during the quarter to choose to perform an impairment test related to goodwill. We engaged a third-party valuation consulting firm to perform the valuation process. The analysis used a combination of the discounted cash flow method (a form of the income approach) utilizing Level 3 unobservable inputs and the guideline company method (a form of the market approach). Significant assumptions under the former included revenue and cost projections, weighted average cost of capital, long-term growth rate and income tax considerations while the latter included guideline company enterprise values, revenue multiples and control premium rates. Our methodology to review goodwill impairment, which included a significant amount of judgment and estimates, provided a reasonable basis to determine whether impairment had occurred. Based upon the results of the goodwill impairment test of the standalone Observatory reporting unit, which is after the intercompany rent expense paid to the Real Estate reporting unit, we determined that the fair value of the Observatory reporting unit exceeded its carrying value by less than 15.0%.  Many of the factors employed in determining whether or not goodwill is impaired are outside of our control and it is reasonably likely that assumptions and estimates will change in future periods.  We will continue to assess the impairment of the Observatory reporting unit goodwill going forward and that continued assessment may again utilize a third-party valuation consulting firm.

4. Debt
    Debt consisted of the following as of June 30, 2021 and December 31, 2020 (amounts in thousands):

	Principal Balance		As of June 30, 2021
	June 30, 2021	December 31, 2020	Stated Rate	Effective Rate(1)	Maturity Date(2)
Mortgage debt collateralized by:
Fixed rate mortgage debt
Metro Center	$86,217	$87,382	3.59%	3.66%	11/5/2024
10 Union Square	50,000	50,000	3.70%	3.97%	4/1/2026
1542 Third Avenue	30,000	30,000	4.29%	4.53%	5/1/2027
First Stamford Place(3)	180,000	180,000	4.28%	4.73%	7/1/2027
1010 Third Avenue and 77 West 55th Street	37,078	37,477	4.01%	4.21%	1/5/2028
250 West 57th Street	180,000	180,000	2.83%	3.21%	12/1/2030
10 Bank Street	31,563	32,025	4.23%	4.36%	6/1/2032
383 Main Avenue	30,000	30,000	4.44%	4.55%	6/30/2032
1333 Broadway	160,000	160,000	4.21%	4.29%	2/5/2033
Total mortgage debt	784,858	786,884
Senior unsecured notes:(4)
Series A	100,000	100,000	3.93%	3.96%	3/27/2025
Series B	125,000	125,000	4.09%	4.12%	3/27/2027
Series C	125,000	125,000	4.18%	4.21%	3/27/2030
Series D	115,000	115,000	4.08%	4.11%	1/22/2028
Series E	160,000	160,000	4.26%	4.27%	3/22/2030
Series F	175,000	175,000	4.44%	4.45%	3/22/2033
Series G	100,000	100,000	3.61%	4.89%	3/17/2032
Series H	75,000	75,000	3.73%	5.00%	3/17/2035
Unsecured term loan facility (4)	215,000	215,000	LIBOR plus 1.20%	3.57%	3/19/2025
Unsecured revolving credit facility (4)	—	—	LIBOR plus 1.30%	—	3/31/2025
Unsecured term loan facility (4)	175,000	175,000	LIBOR plus 1.50%	3.63%	12/31/2026
Total principal	2,149,858	2,151,884
Deferred financing costs, net	(14,025)	(15,235)
Total	$2,135,833	$2,136,649
______________

(1)The effective rate is the yield as of June 30, 2021 and includes the stated interest rate, deferred financing cost amortization and interest associated with variable to fixed interest rate swap agreements.
(2)Pre-payment is generally allowed for each loan upon payment of a customary pre-payment penalty.
(3)Represents a $164 million mortgage loan bearing interest at 4.09% and a $16 million loan bearing interest at 6.25%.
(4)At June 30, 2021, we were in compliance with all debt covenants.

Principal Payments
    Aggregate required principal payments at June 30, 2021 are as follows (amounts in thousands):

Year	Amortization	Maturities	Total
2021	$2,064	$—	$2,064
2022	5,628	—	5,628
2023	7,876	—	7,876
2024	7,958	77,675	85,633
2025	5,826	315,000	320,826
Thereafter	20,084	1,707,747	1,727,831
Total	$49,436	$2,100,422	$2,149,858
Deferred Financing Costs
    Deferred financing costs, net, consisted of the following at June 30, 2021 and December 31, 2020 (amounts in thousands):

	June 30, 2021	December 31, 2020
Financing costs	$42,689	$35,365
Less: accumulated amortization	(20,338)	(17,998)
Total deferred financing costs, net	$22,351	$17,367
    Amortization expense related to deferred financing costs was $1.1 million and $1.0 million for the three months ended June 30, 2021 and 2020, respectively, and $2.3 million and $2.0 million for the six months ended June 30, 2021 and 2020, respectively.

Unsecured Revolving Credit and Term Loan Facilities

    As described more fully in our Form 10-Q for the quarterly period ended March 31, 2021 (the "Q1 2021 10-Q"), in Q1 2021,we entered into an amended senior unsecured credit facility (the "Credit Facility") with Bank of America, N.A., as administrative agent and the other lenders party thereto. The Credit Facility is in the initial maximum principal amount of up to $1.065 billion, which consists of $850.0 million revolving credit facility that matures on March 31, 2025, and a $215.0 million term loan facility that matures on March 19, 2025. As of June 30, 2021, we had no borrowings under the revolving credit facility and $215.0 million under the term loan facility.

    Additionally, as described more fully in the Q1 2021 10-Q, we have outstanding a senior unsecured term loan facility (the "Term Loan Facility") that we entered into on March 19, 2020 with Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto. The Term loan Facility is in the original principal amount of $175.0 million and matures on December 31, 2026. As of June 30, 2021, our borrowings amounted to $175.0 million under the Term Loan Facility.

    The terms of both the Credit Facility and the Term Loan Facility include customary covenants, including limitations on liens, investment, distributions, debt, fundamental changes, and transactions with affiliates and require certain customary financial reports. Both facilities also require compliance with financial ratios including a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a minimum unencumbered interest coverage ratio, and a maximum unsecured leverage ratio. The agreements governing both facilities also contain customary events of default (subject in certain cases to specified cure periods), including but not limited to non-payment, breach of covenants, representations or warranties, cross defaults, bankruptcy or other insolvency events, judgments, ERISA events, invalidity of loan documents, loss of real estate investment trust qualification, and occurrence of a change of control. As of June 30, 2021, we were in compliance with the covenants.

Senior Unsecured Notes
    The terms of the senior unsecured notes include customary covenants, including limitations on liens, investment, distributions, debt, fundamental changes, and transactions with affiliates and require certain customary financial reports. It also requires compliance with financial ratios including a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a minimum unencumbered interest coverage ratio, and a maximum unsecured leverage ratio. The agreements also contain customary events of default (subject in certain cases to specified cure periods), including but not limited to non-payment, breach of covenants, representations or warranties, cross defaults, bankruptcy or other insolvency events, judgments, ERISA events, the occurrence of certain change of control transactions and loss of real estate investment trust qualification. As of June 30, 2021, we were in compliance with the covenants under the outstanding senior unsecured notes.
5. Accounts Payable and Accrued Expenses
    Accounts payable and accrued expenses consisted of the following as of June 30, 2021 and December 31, 2020 (amounts in thousands):

	June 30, 2021	December 31, 2020
Accrued capital expenditures	$52,891	$58,057
Accounts payable and accrued expenses	26,012	32,309
Interest rate swap agreements liability	6,176	8,849
Accrued interest payable	3,392	3,219
Due to affiliated companies	783	769
Total accounts payable and accrued expenses	$89,254	$103,203

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

    We have agreements with our derivative counterparties that contain a provision where if we either default or are capable of being declared in default on any of our indebtedness, then we could also be declared in default on our derivative obligations. As of June 30, 2021, the fair value of the derivative in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to the agreement was $6.2 million. If we had breached any of these provisions at June 30, 2021, we could have been required to settle our obligation under the agreement at its termination value of $6.2 million.

    As of June 30, 2021 and December 31, 2020, we had an interest rate LIBOR swap with an aggregate notional value of $265.0 million and $265.0 million, respectively. The notional value does not represent exposure to credit, interest rate or market risks. As of June 30, 2021 and December 31, 2020, the fair value of our derivative instrument amounted to $(6.2) million and $(8.8) million, respectively, which is included in accounts payable and accrued expenses on the condensed consolidated balance sheets. This interest rate swap has been designated as a cash flow hedge and hedges the variability in future cash flows associated with our existing variable-rate term loan facilities.

    As of June 30, 2021 and 2020, our cash flow hedge is deemed highly effective and a net unrealized gain (loss) of $2.8 million and $0.6 million for the three months ended June 30, 2021 and 2020, respectively, and a net unrealized gain (loss) of $5.7 million and $(16.3) million for the six months ended June 30, 2021 and 2020, respectively, relating to both active and terminated hedges of interest rate risk, are reflected in the condensed consolidated statements of comprehensive income (loss). Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the debt. We estimate that $(11.5) million net loss of the current balance held in accumulated other comprehensive income (loss) will be reclassified into interest expense within the next 12 months.

    The table below summarizes the terms of agreements and the fair values of our derivative financial instruments as of June 30, 2021 and December 31, 2020 (dollar amounts in thousands):

						June 30, 2021		December 31, 2020
Derivative	Notional Amount	Receive Rate	Pay Rate	Effective Date	Expiration Date	Asset	Liability	Asset	Liability
Interest rate swap	$265,000	1 Month LIBOR	2.1485%	August 31, 2017	August 24, 2022	$—	$(6,176)	$—	$(8,849)
    The table below shows the effect of our derivative financial instruments designated as cash flow hedges on accumulated other comprehensive income (loss) for the three and six months ended June 30, 2021 and 2020 (amounts in thousands):

	Three Months Ended		Six Months Ended
Effects of Cash Flow Hedges	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Amount of gain (loss) recognized in other comprehensive income (loss)	$(95)	$(1,709)	$(36)	$(19,404)
Amount of gain (loss) reclassified from accumulated other comprehensive (loss) into interest expense	(2,898)	(2,317)	(5,767)	(3,113)
    The table below shows the effect of our derivative financial instruments designated as cash flow hedges on the condensed consolidated statements of operations for the three and six months ended June 30, 2021 and 2020 (amounts in thousands):

	Three Months Ended		Six Months Ended
Effects of Cash Flow Hedges	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Total interest (expense) presented in the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded	$(23,422)	$(23,928)	$(46,976)	$(43,546)
Amount of gain (loss) reclassified from accumulated other comprehensive (loss) into interest expense	(2,898)	(2,317)	(5,767)	(3,113)
Fair Valuation

    The estimated fair values at June 30, 2021 and December 31, 2020 were determined by management, using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

    The fair value of derivative instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. Although the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties. The impact of such credit valuation adjustments, determined based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all our derivatives were classified as Level 2 of the fair value hierarchy.

    The fair value of our mortgage notes payable, senior unsecured notes - Series A, B, C, D, E, F, G and H, unsecured term loan facilities and unsecured revolving credit facility which are determined using Level 3 inputs, are estimated by discounting the future cash flows using current interest rates at which similar borrowings could be made to us.

    The following tables summarize the carrying and estimated fair values of our financial instruments as of June 30, 2021 and December 31, 2020 (amounts in thousands):

	June 30, 2021
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Interest rate swap included in accounts payable and accrued expenses	$6,176	$6,176	$—	$6,176	$—
Mortgage notes payable	774,612	791,438	—	—	791,438
Senior unsecured notes - Series A, B, C, D, E, F, G and H	973,267	1,003,628	—	—	1,003,628
Unsecured term loan facilities	387,954	390,000	—	—	390,000

	December 31, 2020
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Interest rate swap included in accounts payable and accrued expenses	$8,849	$8,849	$—	$8,849	$—
Mortgage notes payable	775,929	808,294	—	—	808,294
Senior unsecured notes - Series A, B, C, D, E, F, G and H	973,159	1,039,857	—	—	1,039,857
Unsecured term loan facilities	387,561	390,000	—	—	390,000
    Disclosure about the fair value of financial instruments is based on pertinent information available to us as of June 30, 2021 and December 31, 2020. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

7. Leases

Lessor
    We lease various spaces to tenants over terms ranging from one to 21 years. Certain leases have renewal options for additional terms. The leases provide for base monthly rentals and reimbursements for real estate taxes, escalations linked to the consumer price index or common area maintenance known as operating expense escalation. Operating expense reimbursements are reflected in our June 30, 2021 and 2020 condensed consolidated statements of operations as rental revenue.

Rental revenue includes fixed and variable payments. Fixed payments primarily relate to base rent and variable payments primarily relate to tenant expense reimbursements for certain property operating costs. The components of rental revenue for the three and six months ended June 30, 2021 and 2020 are as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
Rental revenue	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Fixed payments	$124,432	$122,393	$250,204	$252,906
Variable payments	16,365	15,606	30,824	33,206
Total rental revenue	$140,797	$137,999	$281,028	$286,112

As of June 30, 2021, we were entitled to the following future contractual minimum lease payments (excluding operating expense reimbursements) on non-cancellable operating leases to be received which expire on various dates through 2039 (amounts in thousands):

Remainder of 2021	$247,138
2022	497,384
2023	482,236
2024	447,203
2025	408,032
Thereafter	1,950,949
$4,032,942

The above future minimum lease payments exclude tenant recoveries, amortization of deferred rent receivables and the net accretion of above-below-market lease intangibles. Some leases are subject to termination options generally upon payment of a termination fee. The preceding table is prepared assuming such options are not exercised.
Lessee
    We determine if an arrangement is a lease at inception. Our operating lease agreements relate to three ground lease assets and are reflected in right-of-use assets of $29.0 million and lease liabilities of $29.0 million in our consolidated balance sheets as of June 30, 2021. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Variable lease payments are excluded from the right-of-use assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred.
    We make payments under ground leases related to three of our properties. The ground leases are due to expire between the years 2050 and 2077, inclusive of extension options, and have no variable payments or residual value guarantees. As our leases do not provide an implicit rate, we determined our incremental borrowing rate based on information available at the date of adoption of ASU No. 2016-02, Leases (Topic 842), in determining the present value of lease payments. The weighted average incremental borrowing rate used to calculate the right-of-use assets and lease liabilities as of June 30, 2021 was 4.5%. Rent expense for lease payments related to our operating leases is recognized on a straight-line basis over the non-cancellable term of the leases. The weighted average remaining lease term as of June 30, 2021 was 48.9 years.

    As of June 30, 2021, the following table summarizes our future minimum lease payments discounted by our incremental borrowing rates to calculate the lease liabilities of our leases (amounts in thousands):

Remainder of 2021	$759
2022	1,518
2023	1,518
2024	1,518
2025	1,518
Thereafter	65,262
Total undiscounted cash flows	72,093
Present value discount	(43,095)
Ground lease liabilities	$28,998

8. Commitments and Contingencies
Legal Proceedings
    Except as described below, as of June 30, 2021, we were not involved in any material litigation, nor, to our knowledge, was any material litigation threatened against us or our properties, other than routine litigation arising in the ordinary course of business such as disputes with tenants. We believe that the costs and related liabilities, if any, which may result from such actions will not materially affect our condensed consolidated financial position, operating results or liquidity.
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
Respondents believe that such award in favor of the Claimants is entirely without merit and have sought to vacate that portion of the award. In addition, certain of the Claimants in the federal court action sought to pursue claims in that case against Respondents. Respondents believe that any such claims are meritless. The magistrate judge assigned to the action has issued a Report and Recommendation rejecting Claimants’ claims; the district judge will decide whether to adopt the Report and Recommendation.
Pursuant to indemnification agreements which were made with our directors, executive officers and chairman emeritus as part of our formation transactions, Anthony E. Malkin, Peter L. Malkin and Thomas N. Keltner, Jr. have defense and indemnity rights from us with respect to this arbitration.
Unfunded Capital Expenditures
    At June 30, 2021, we estimate that we will incur approximately $89.1 million of capital expenditures (including tenant improvements and leasing commissions) on our properties pursuant to existing lease agreements. We expect to fund these capital expenditures with operating cash flow, additional property level mortgage financings, our unsecured credit facility, cash on hand and other borrowings. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs. We expect that these financing requirements will be met in a similar fashion.
Concentration of Credit Risk
    Financial instruments that subject us to credit risk consist primarily of cash and cash equivalents, restricted cash, short-term investments, tenant and other receivables and deferred rent receivables. At June 30, 2021, we held on deposit at various major financial institutions cash and cash equivalents and restricted cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation.

Asset Retirement Obligations
    We are required to accrue costs that we are legally obligated to incur on retirement of our properties which result from acquisition, construction, development and/or normal operation of such properties. Retirement includes sale, abandonment or disposal of a property. Under that standard, a conditional asset retirement obligation represents a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within a company’s control and a liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated. Environmental site assessments and investigations have identified asbestos or asbestos-containing building materials in certain of our properties. As of June 30, 2021, management has no plans to remove or alter these properties in a manner that would trigger federal and other applicable regulations for asbestos removal, and accordingly, the obligations to remove the asbestos or asbestos-containing building materials from these properties have indeterminable settlement dates. As such, we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligation. However, ongoing asbestos abatement, maintenance programs and other required documentation are carried out as required and related costs are expensed as incurred.
Other Environmental Matters
    Certain of our properties have been inspected for soil contamination due to pollutants, which may have occurred prior to our ownership of these properties or subsequently in connection with its development and/or its use. Required remediation to such properties has been completed, and as of June 30, 2021, management believes that there are no obligations related to environmental remediation other than maintaining the affected sites in conformity with the relevant authority’s mandates and filing the required documents. All such maintenance costs are expensed as incurred. We expect that resolution of the environmental matters relating to the above will not have a material impact on our business, assets, consolidated financial condition, results of operations or liquidity. However, we cannot be certain that we have identified all environmental liabilities at our properties, that all necessary remediation actions have been or will be undertaken at our properties or that we will be indemnified, in full or at all, in the event that such environmental liabilities arise.
Insurance Coverage
    We carry insurance coverage on our properties of types and in amounts with deductibles that we believe are in line with coverage customarily obtained by owners of similar properties.
9. Capital
    As of June 30, 2021, there were 285,722,956 common stock and operating partnership units outstanding, of which 173,400,552, or 60.7%, were owned by ESRT and 112,322,404, or 39.3%, were owned by other partners, including ESRT directors, members of senior management and other employees.
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

    There were no purchases of equity securities during the three months ended June 30, 2021.

Private Perpetual Preferred Units
    As of June 30, 2021, there were 4,664,038 Series 2019 Preferred Units ("Series 2019 Preferred Units") and 1,560,360 Series 2014 Private Perpetual Preferred Units ("Series 2014 Preferred Units"). The Series 2019 Preferred Units have a liquidation preference of $13.52 per unit and are entitled to receive cumulative preferential annual cash distributions of $0.70 per unit payable in arrears on a quarterly basis. The Series 2019 Preferred Units are not redeemable at the option of the holders and are redeemable at our option only in the case of specific defined events. The Series 2014 Preferred Units which have a liquidation preference of $16.62 per unit and are entitled to receive cumulative preferential annual cash distributions of $0.60 per unit payable in arrears on a quarterly basis. The Series 2014 Preferred Units are not redeemable at the option of the holders and are redeemable at our option only in the case of specific defined events.

Distributions
    Total distributions paid to OP unitholders were $9.5 million and $9.5 million for the three and six months ended June 30, 2021, respectively, and $30.6 million and $62.2 million for the three and six months ended June 30, 2020, respectively. Total distributions paid to preferred unitholders were $1.1 million and $2.1 million for the three and six months ended June 30, 2021, respectively, and $1.0 million and $2.1 million for the three and six months ended June 30, 2020, respectively.
Incentive and Share-Based Compensation
    The Plans provide for grants to directors, employees and consultants consisting of stock options, restricted stock, dividend equivalents, stock payments, performance shares, LTIP units, stock appreciation rights and other incentive awards. An aggregate of 11.0 million shares of ESRT common stock is authorized for issuance under awards granted pursuant to the 2019 Plan, and as of June 30, 2021, 7.7 million shares of ESRT common stock remain available for future issuance.
Annually, we make grants of LTIP units to our non-employee directors under the 2019 Plan. In 2021, each of our directors received 60% of their $200,000 annual base retainer in the form of equity vesting ratably over four years, and could elect to receive the remaining 40% of such base retainer (i) in cash at the face value of the award, (ii) in immediately vesting equity at the face value of the award, or (iii) in equity vesting ratably over three years at 120% of the face amount. Each director could elect to receive any equity portion of the base retainer in either (i) LTIP units or (ii) restricted shares of our Class A common stock. In accordance with each director's election, we granted a total of 126,713 LTIP units that are subject to time-based vesting with fair market values of $1.4 million and no restricted shares. The LTIP units vest ratably over three or four years from the date of the grant, based on grantee election, subject generally to the director's continued service on our Board of Directors. We also granted 8,324 LTIP units that are subject to immediate vesting with fair market values of $0.1 million.

In COVID-19 disrupted markets which created unusual volatility in our share price during the first quarter of 2020, the LTIP units that are subject to market-based vesting were undervalued on initial appraisal, and the resulting number of LTIP units issued in March 2020 was reduced on final appraisal to match the original Board-approved dollar value. Thus, in June 2020, we reduced the grants of LTIP units that are subject to market-based vesting which were awarded to executive officers and certain other employees by 666,933 LTIP units with fair market values of $2.8 million and 99,630 LTIP units with fair market values of $0.5 million, respectively. Such volatility was not material in 2021, and no such adjustment was needed in 2021.

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
    LTIP units and ESRT restricted stock issued during the six months ended June 30, 2021 were valued at $19.8 million. The weighted average per unit or share fair value was $8.55 for grants issued in 2021. The per unit or share granted in 2021 was estimated on the respective dates of grant using the following assumptions: an expected life from 2.0 to 5.3 years, a dividend rate of 2.60%, a risk-free interest rate from 0.12% to 0.32%, and an expected price volatility from 36.0% to 53.0%.     No other stock options, dividend equivalents, or stock appreciation rights were issued or outstanding in 2021.
    The following is a summary of ESRT restricted stock and LTIP unit activity for the six months ended June 30, 2021:

	Restricted Stock	LTIP Units	Weighted Average Grant Fair Value
Unvested balance at December 31, 2020	217,700	7,750,284	$6.94
Vested	(70,649)	(991,380)	11.54
Granted	120,313	2,194,877	8.55
Forfeited or unearned	(14,540)	(1,445,621)	5.56
Unvested balance at June 30, 2021	252,824	7,508,160	$7.04
    The LTIP unit and ESRT restricted stock awards are treated for accounting purposes as immediately vested upon the later of (i) the date the grantee attains the age of 60 or 65, as applicable, and (ii) the date on which grantee has first completed ten years of continuous service with our company or its affiliates. For award agreements that qualify, we recognize noncash compensation expense on the grant date for the time-based awards and ratably over the vesting period for the performance-based awards, and accordingly, we recognized $0.4 million and $1.4 million for the three and six months ended June 30, 2021, respectively, and $0.3 million and $1.9 million for the three and six months ended June 30, 2020, respectively. Unrecognized compensation expense was $2.3 million at June 30, 2021, which will be recognized over a weighted average period of 2.5 years.
    For the remainder of the LTIP unit and ESRT restricted stock awards, we recognize noncash compensation expense ratably over the vesting period, and accordingly, we recognized noncash compensation expense of $4.8 million and $8.6 million for the three and six months ended June 30, 2021, respectively, and $8.5 million and $12.8 million for the three and six months ended June 30, 2020, respectively. Unrecognized compensation expense was $34.7 million at June 30, 2021, which will be recognized over a weighted average period of 2.5 years.

Earnings Per Unit
    Earnings per unit for the three and six months ended June 30, 2021 and 2020 is computed as follows (amounts in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Numerator:
Net income (loss)	$4,411	$(19,618)	$1,220	$(11,330)
Private perpetual preferred unit distributions	(1,051)	(1,047)	(2,101)	(2,097)
Earnings allocated to unvested units	(113)	(386)	(113)	(643)
Net income (loss) attributable to common unitholders – basic and diluted	$3,247	$(21,051)	$(994)	$(14,070)

Denominator:
Weighted average units outstanding – basic	277,893	283,384	277,887	288,015
Effect of dilutive securities:
Stock-based compensation plans	543	—	—	—
Weighted average units outstanding –- diluted	278,436	283,384	277,887	288,015

Earnings (loss) per share:
Basic	$0.01	$(0.07)	$0.00	$(0.05)
Diluted	$0.01	$(0.07)	$0.00	$(0.05)
    There were 1,051,016 and 954,584 antidilutive shares and LTIP units for the three and six months ended June 30, 2021, respectively, and 109,649 and 254,772 antidilutive shares and LTIP units for the three and six months ended June 30, 2020, respectively.
10. Related Party Transactions
Supervisory Fee Revenue

    We earned supervisory fees from entities affiliated with Anthony E. Malkin, our Chairman and Chief Executive Officer, of $0.3 million and $0.2 million for the three months ended June 30, 2021 and 2020, respectively, and $0.5 million and $0.5 million for the six months ended June 30, 2021 and 2020, respectively. These fees are included within third-party management and other fees.
Property Management Fee Revenue
    We earned property management fees from entities affiliated with Anthony E. Malkin of $0.1 million and $0.1 million for the three months ended June 30, 2021 and 2020, respectively, and $0.1 million and $0.2 million for the six months ended June 30, 2021 and 2020, respectively. These fees are included within third-party management and other fees.
Other
     We receive rent generally at the market rental rate for 5,447 square feet of leased space from entities affiliated with Anthony E. Malkin at one of our properties. Under the lease, the tenant has the right to cancel such lease without special payment on 90 days’ notice. We also have a shared use agreement with such tenant, to occupy a portion of the leased premises as the office location for Peter L. Malkin, our chairman emeritus and employee, utilizing approximately 15% of the space, for which we pay to such tenant an allocable pro rata share of the cost. We also have agreements with these entities and excluded properties and businesses to provide them with general computer-related support services. Total revenue aggregated $0.1 million and $0.1 million for the three months ended June 30, 2021 and 2020, respectively, and $0.2 million and $0.2 million for the six months ended June 30, 2021 and 2020, respectively.

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
    The following tables provide components of segment net income (loss) for each segment for the three and six months ended June 30, 2021 and 2020 (amounts in thousands):

	Three Months Ended June 30, 2021
	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Rental revenue	$140,797	$—	$—	$140,797
Intercompany rental revenue	6,029	—	(6,029)	—
Observatory revenue	—	8,359	—	8,359
Lease termination fees	3,339	—	—	3,339
Third-party management and other fees	327	—	—	327
Other revenue and fees	586	—	—	586
Total revenues	151,078	8,359	(6,029)	153,408
Operating expenses:
Property operating expenses	28,793	—	—	28,793
Intercompany rent expense	—	6,029	(6,029)	—
Ground rent expense	2,332	—	—	2,332
General and administrative expenses	14,089	—	—	14,089
Observatory expenses	—	5,268	—	5,268
Real estate taxes	31,354	—	—	31,354
Depreciation and amortization	45,066	22	—	45,088
Total operating expenses	121,634	11,319	(6,029)	126,924
Total operating income (loss)	29,444	(2,960)	—	26,484
Other income (expense):
Interest income	163	1	—	164
Interest expense	(23,422)	—	—	(23,422)
Income (loss) before income taxes	6,185	(2,959)	—	3,226
Income tax (expense) benefit	(135)	1,320	—	1,185
Net income (loss)	$6,050	$(1,639)	$—	$4,411
Segment assets	$3,880,853	$242,619	$—	$4,123,472
Expenditures for segment assets	$19,975	$—	$—	$19,975

	Three Months Ended June 30, 2020
	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Rental revenue	$137,999	$—	$—	$137,999
Intercompany rental revenue	4,053	—	(4,053)	—
Observatory revenue	—	86	—	86
Lease termination fees	1,033	—	—	1,033
Third-party management and other fees	301	—	—	301
Other revenue and fees	1,611	—	—	1,611
Total revenues	144,997	86	(4,053)	141,030
Operating expenses:
Property operating expenses	29,750	—	—	29,750
Intercompany rent expense	—	4,053	(4,053)	—
Ground rent expense	2,332	—	—	2,332
General and administrative expenses	18,149	—	—	18,149
Observatory expenses	—	4,002	—	4,002
Real estate taxes	29,579	—	—	29,579
Impairment charges	4,101	—	—	4,101
Depreciation and amortization	52,758	25	—	52,783
Total operating expenses	136,669	8,080	(4,053)	140,696
Total operating income (loss)	8,328	(7,994)	—	334
Other income (expense):
Interest income	1,441	85	—	1,526
Interest expense	(23,928)	—	—	(23,928)
Loss before income taxes	(14,159)	(7,909)	—	(22,068)
Income tax (expense) benefit	(269)	2,719	—	2,450
Net loss	$(14,428)	$(5,190)	$—	$(19,618)
Segment assets	$4,305,105	$245,290	$—	$4,550,395
Expenditures for segment assets	$20,100	$995	$—	$21,095

	Six Months Ended June 30, 2021
	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Rental revenue	$281,028	$—	$—	$281,028
Intercompany rental revenue	10,961	—	(10,961)	—
Observatory revenue	—	10,962	—	10,962
Lease termination fees	4,628	—	—	4,628
Third-party management and other fees	603	—	—	603
Other revenue and fees	1,491	—	—	1,491
Total revenues	298,711	10,962	(10,961)	298,712
Operating expenses:
Property operating expenses	59,072	—	—	59,072
Intercompany rent expense	—	10,961	(10,961)	—
Ground rent expense	4,663	—	—	4,663
General and administrative expenses	27,942	—	—	27,942
Observatory expenses	—	9,856	—	9,856
Real estate taxes	62,801	—	—	62,801
Depreciation and amortization	89,485	60	—	89,545
Total operating expenses	243,963	20,877	(10,961)	253,879
Total operating income (loss)	54,748	(9,915)	—	44,833
Other income (expense):
Interest income	283	3	—	286
Interest expense	(46,976)	—	—	(46,976)
Loss on early extinguishment of debt	(214)	—	—	(214)
Income (loss) before income taxes	7,841	(9,912)	—	(2,071)
Income tax (expense) benefit	(418)	3,709	—	3,291
Net income (loss)	$7,423	$(6,203)	$—	$1,220
Expenditures for segment assets	$43,307	$4	$—	$43,311

	Six Months Ended June 30, 2020
	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Rental revenue	$286,112	$—	$—	$286,112
Intercompany rental revenue	15,589	—	(15,589)	—
Observatory revenue	—	19,630	—	19,630
Lease termination fees	1,244	—	—	1,244
Third-party management and other fees	647	—	—	647
Other revenue and fees	3,621	—	—	3,621
Total revenues	307,213	19,630	(15,589)	311,254
Operating expenses:
Property operating expenses	71,218	—	—	71,218
Intercompany rent expense	—	15,589	(15,589)	—
Ground rent expense	4,663	—	—	4,663
General and administrative expenses	34,100	—	—	34,100
Observatory expenses	—	12,156	—	12,156
Real estate taxes	58,833	—	—	58,833
Impairment charges	4,101	—	—	4,101
Depreciation and amortization	98,843	33	—	98,876
Total operating expenses	271,758	27,778	(15,589)	283,947
Total operating income (loss)	35,455	(8,148)	—	27,307
Other income (expense):
Interest income	2,078	85	—	2,163
Interest expense	(43,546)	—	—	(43,546)
Loss on early extinguishment of debt	(86)	—	—	(86)
Loss before income taxes	(6,099)	(8,063)	—	(14,162)
Income tax (expense) benefit	(496)	3,328	—	2,832
Net loss	$(6,595)	$(4,735)	$—	$(11,330)
Expenditures for segment assets	$46,672	$2,232	$—	$48,904

    During the second quarter 2020, we wrote off $4.1 million of prior expenditures on a Combined Heat Power/Redundancy onsite power generation project in our real estate segment that is rendered economically unviable due to New York City's Local Law 97 and from its measurement of carbon from natural gas combustion generates fines. For the three and six months ended June 30, 2020, the $4.1 million write-off is shown as an impairment charge in the condensed consolidated statements of operations.
12. Subsequent Events
    On July 29, 2021, GBG USA Inc., an indirect wholly-owned subsidiary of Global Brands Group Holding Limited, announced that its North America wholesale business and certain subsidiaries and affiliates (collectively, “GBG USA”) filed for bankruptcy under Chapter 11. At the time of the filing, GBG USA leased 353,325 square feet of office space at 1333 Broadway and the Empire State Building, or 3.5%, of our total portfolio rentable square feet, representing approximately 3.6% of total portfolio annualized rent. Of that total, all but 191,000 square feet, or 1.9% of our total portfolio rentable square feet, has been sublet to tenants, where both GBG USA and the subtenant are liable for the rent, and we have the right to require the subtenant to pay directly to us.

The sublets are for GBG USA’s entire premises at 1333 Broadway and have been in effect for several years. We have current discussions to convert the subtenants to direct tenants.

We collected rent from GBG USA through June 2021 and have converted the full balance of its $17.0 million letter of credit to cash, which we will apply against amounts due to us. In the short-term, we expect the current circumstances will cause us to record in the third quarter a non-cash write-off of $1.6 million in straight line rent receivables.

We actively monitor these developments to review our alternatives.

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

The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: (i) economic, political and social impact of, and uncertainty relating to, the COVID-19 pandemic; (ii) resolution of legal proceedings involving the Company; (iii) reduced demand for office or retail space, including as a result of the COVID-19 pandemic; (iv) changes in our business strategy; (v) changes in technology and market competition that affect utilization of our office, retail, broadcast or other facilities; (vi) changes in domestic or international tourism, including due to health crises such as the COVID-19 pandemic, geopolitical events and/or currency exchange rates, which may cause a decline in Observatory visitors; (vii) defaults on, early terminations of, or non-renewal of, leases by tenants; (viii) increases in the Company’s borrowing costs as a result of changes in interest rates and other factors, including the potential phasing out of LIBOR after 2021; (ix) declining real estate valuations and impairment charges; (x) termination or expiration of our ground leases; (xi) changes in our ability to pay down, refinance, restructure or extend our indebtedness as it becomes due and potential limitations on our ability to borrow additional funds in compliance with drawdown conditions and financial covenants; (xii) decreased rental rates or increased vacancy rates; (xiii) our failure to redevelop and reposition properties, or to execute any newly planned capital project successfully or on the anticipated timeline or at the anticipated costs; (xiv) difficulties in identifying properties to acquire and completing acquisitions; (xv) risks related to our development projects (including our Metro Tower development site) and capital projects, including the cost of construction delays and cost overruns; (xvi) impact of changes in governmental regulations, tax laws and rates and similar matters; (xvii) our failure to qualify as a real estate investment trust ("REIT"); (xviii) environmental uncertainties and risks related to adverse weather conditions, rising sea levels and natural disasters, and (xix) the accuracy of our methodologies and estimates regarding ESG metrics, goals and targets, tenant willingness and ability to collaborate towards reporting ESG metrics and meeting ESG goals and targets, and the impact of governmental regulation on our ESG efforts. For a further discussion of these and other factors that could impact the Company's future results, performance or transactions, see the section entitled “Risk Factors” in the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, and other risks described in documents subsequently filed by the Company from time to time with the Securities and Exchange Commission.

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

Overview

    Empire State Realty OP, L.P. is the entity through which Empire State Realty Trust, Inc. (“ESRT”), a self-administered and self-managed REIT, conducts all of its business and owns (either directly or through subsidiaries) substantially all of its assets. We own, manage, operate, acquire and reposition office and retail properties in Manhattan and the greater New York metropolitan area.
Highlights for the three months ended June 30, 2021 included:

•Incurred net income of $3.4 million and achieved Core Funds From Operations of $48.8 million.
•Same-Store Property Cash NOI, excluding lease termination fees, was down 6.0% from the second quarter of 2020 primarily driven by a reduction in revenues due to write-offs taken over the one-year period.
•Empire State Building Observatory revenue for the second quarter 2021 increased to $8.4 million, from $2.6 million in the first quarter 2021 as visitation continued to ramp up. Observatory net operating income was $3.1 million for the second quarter 2021.
•Realized lease termination fees were $3.3 million. In keeping with historical practice, we include lease termination fees when calculating FFO and Core FFO.
•Signed 35 new, renewal, and expansion leases, representing a total of 190,838 rentable square feet.
•Collected 95% of second quarter 2021 total billings with 95% for office tenants and 91% for retail tenants.
•Reinstated quarterly dividend at $0.035 per share for the second quarter of 2021, which is one quarter earlier than previously announced, driven by confidence in the New York City recovery and improvement in our results and liquidity.
•From January 1, 2021 and through July 27, 2021, we repurchased $3.5 million of our common stock at a weighted average price of $9.22 per share. This brings the cumulative total, since the stock repurchase program began on March 5, 2020 through August 5, 2021, to $147.2 million at a weighted average price of $8.34 per share.
    As of June 30, 2021, our total portfolio contained 10.1 million rentable square feet of office and retail space. We owned 14 office properties (including three long-term ground leasehold interests) encompassing approximately 9.4 million rentable square feet of office space. Nine of these properties are located in the midtown Manhattan market and aggregate approximately 7.6 million rentable square feet of office space, including the Empire State Building. Our Manhattan office properties also contain an aggregate of approximately 0.5 million rentable square feet of premier retail space on their ground floor and/or contiguous levels. Our remaining five office properties are located in Fairfield County, Connecticut and Westchester County, New York, encompassing in the aggregate approximately 1.8 million rentable square feet. The majority of square footage for these five properties is located in densely populated metropolitan communities with immediate access to mass transportation. Additionally, we have entitled land at the Stamford Transportation Center in Stamford, Connecticut, adjacent to one of our office properties, that will support the development of an approximately 0.4 million rentable square foot office building and garage. Our portfolio includes four standalone retail properties located in Manhattan and two standalone retail properties located in the city center of Westport, Connecticut, encompassing approximately 0.2 million rentable square feet in the aggregate.
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

    The components of the Empire State Building revenue are as follows (dollars in thousands):

	Six Months Ended June 30,
	2021		2020
Office leases	$70,827	68.8%	$74,907	62.4%
Retail leases	3,526	3.4%	3,058	2.6%
Tenant reimbursements & other income	7,681	7.5%	12,900	10.7%
Observatory operations	10,962	10.6%	19,630	16.3%
Broadcasting licenses and leases	9,972	9.7%	9,596	8.0%
Total	$102,968	100.0%	$120,091	100.0%

    We have undertaken a comprehensive redevelopment and repositioning strategy of our Manhattan office properties. This strategy is designed to improve the overall value and attractiveness of our properties and has contributed significantly to our tenant repositioning efforts, which seek to increase our occupancy, raise our rental rates, increase our rentable square feet, increase our aggregate rental revenue, lengthen our average lease term, increase our average lease size, and improve our tenant credit quality. These improvements include restored, renovated and upgraded or new lobbies, elevator modernization, renovated public areas and bathrooms, refurbished or new windows, upgrade and standardization of retail storefront and signage, façade restorations, modernization of building-wide systems, and enhanced tenant amenities. We have also aggregated smaller spaces in order to offer larger blocks of office space, including multiple floors, that are attractive to larger, higher credit-quality tenants as well as to offer new, pre-built suites with improved layouts. This strategy has shown what we believe to be attractive results to date, and we believe has the potential to improve our operating margins and cash flows in the future. From 2002 through June 30, 2021, we have invested a total of approximately $956.4 million (excluding tenant improvement costs and leasing commissions) in our Manhattan office properties pursuant to this program. We intend to fund capital improvements through a combination of operating cash flow, cash on hand, and borrowings.
    The Greater New York Metropolitan Area office market is soft, and we compete with properties that have been redeveloped recently or have planned redevelopment.  We have spent approximately $37.3 million over 2018 through 2021 on these well-maintained and our well-located properties’ common areas and amenities to ensure competitiveness and protect our market position.
      As of June 30, 2021, we had total debt outstanding of approximately $2.1 billion, with a weighted average interest rate of 3.9%, and a weighted average maturity of 7.7 years. 94.2% of our total debt outstanding is fixed-rate indebtedness. Excluding principal amortization, we had no outstanding debt maturing until November 2024. As of June 30, 2021, we had cash and cash equivalents of $540.6 million. Our consolidated net debt to total market capitalization was 31.4% as of June 30, 2021.
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

Liquidity

We currently hold $540.6 million in cash and cash equivalents on our balance sheet and have $850 million undrawn capacity under our unsecured revolving credit facility. Our $850 million unsecured revolving credit facility matures in March 2025 and has two six-month extension options, subject to certain conditions.

Property Operations

All of our office buildings have remained open during the COVID-19 pandemic. We have scaled back certain building operations in cleaning, security, lobby concierge and recurring maintenance, which reduced costs until buildings are repopulated. A portion of the reduction in operating expenses was offset by a reduction in tenant expense recoveries.

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
Leasing
The economic uncertainty relating to the COVID-19 pandemic has slowed the pace of our leasing activity and could result in higher vacancy than we otherwise would have experienced, a longer amount of time to fill vacancies and potentially lower rental rates. As of June 30, 2021, our portfolio was 88.2% leased, including signed leases not yet commenced, with 4.9% subject to leases scheduled to expire in 2021 and 5.6% subject to leases scheduled to expire in 2022.

New leasing activity was impacted during 2020 by the COVID-19 pandemic and shelter-in-place rules that were in effect for much of the period. On June 15, 2021, New York State ended pandemic-linked restrictions given the broad-based distribution of the COVID-19 vaccine. During the second quarter 2021, we have seen a sustained increase in leasing tour volume in our Manhattan office portfolio to about 84% of pre-Covid-19 pandemic levels. While the recent increase is a positive sign that some tenants are beginning to re-engage, any potential lease transactions that stem from these tours will likely appear in the second half of the year.
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

Retailers, in general, have been hardest hit by the pandemic. Our retail-orientated tenants are no exception. As with all landlords, we are working with some of our retail tenants that are financially challenged. Some of these tenants may end up in bankruptcy or default in their leases in the near term.

On July 29, 2021, GBG USA Inc., an indirect wholly-owned subsidiary of Global Brands Group Holding Limited, announced that its North America wholesale business and certain subsidiaries and affiliates (collectively, “GBG USA”) filed for bankruptcy under Chapter 11. At the time of the filing, GBG USA leased 353,325 square feet of office space at 1333 Broadway and the Empire State Building, or 3.5%, of our total portfolio rentable square feet, representing approximately 3.6% of total portfolio annualized rent. Of that total, all but 191,000 square feet, or 1.9% of our total portfolio rentable square feet, has been sublet to tenants, where both GBG USA and the subtenant are liable for the rent, and we have the right to require the subtenant to pay directly to us.

The sublets are for GBG USA’s entire premises at 1333 Broadway and have been in effect for several years. We have current discussions to convert the subtenants to direct tenants.

We collected rent from GBG USA through June 2021 and have converted the full balance of its $17.0 million letter of credit to cash, which we will apply against amounts due to us. In the short-term, we expect the current circumstances will cause us to record a non-cash write-off in the third quarter of $1.6 million in straight line rent receivables.

We actively monitor these developments to review our alternatives.

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
Due to the lifting of New York State COVID-19 restrictions, on June 16, 2021, the observatory fully reopened with interactive exhibits. We continue to operate with reduced hours, staffing, services, operating costs, credit card fees and marketing expenses. We have seen a higher local visitor mix, followed by a ramp up of nationally sourced travel. We anticipate this pattern will then be followed by a restoration of our typical visitor mix that is approximately two-thirds international which we do not expect to be achieved until the broad resumption of international air travel some time in 2022. Second quarter 2021 attendance was at nearly 17% of 2019 comparable attendance; a gradual improvement from 2020 levels and above our hypothetical admissions forecast.
We anticipate expenses to be approximately $6-7 million per quarter for the balance of 2021 dependent upon the pace of visitor ramp-up.

The closure of our observatory caused us during each quarter of 2020 and during the first and second quarters of 2021 to choose to perform an impairment test related to goodwill. We engaged a third-party valuation consulting firm to perform the valuation process. Based upon the results of the goodwill impairment test of the stand-alone observatory reporting unit, which is after the intercompany rent expense paid to the Real Estate reporting unit, we determined that the fair value of the observatory reporting unit exceeded its carrying value by less than 15.0%. Many of the factors employed in determining whether or not goodwill is impaired are outside of our control and it is reasonably likely that assumptions and estimates will change in future periods. We will continue to assess the impairment of the observatory reporting unit goodwill going forward and that continued assessment may again utilize a third-party valuation consulting firm. Goodwill allocated to the observatory reporting unit was $227.5 million at June 30, 2021.

Results of Operations
Overview
    The discussion below relates to our financial condition and results of operations for the three and six months ended June 30, 2021 and 2020, respectively.

Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020
The following table summarizes our historical results of operations for the three months ended June 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended June 30,
	2021	2020	Change	%
Revenues:
Rental revenue	$140,797	$137,999	$2,798	2.0%
Observatory revenue	8,359	86	8,273	9,619.8%
Lease termination fees	3,339	1,033	2,306	223.2%
Third-party management and other fees	327	301	26	8.6%
Other revenues and fees	586	1,611	(1,025)	(63.6)%
Total revenues	153,408	141,030	12,378	8.8%
Operating expenses:
Property operating expenses	28,793	29,750	957	3.2%
Ground rent expenses	2,332	2,332	—	—%
General and administrative expenses	14,089	18,149	4,060	22.4%
Observatory expenses	5,268	4,002	(1,266)	(31.6)%
Real estate taxes	31,354	29,579	(1,775)	(6.0)%
Impairment charges	—	4,101	4,101	100.0%
Depreciation and amortization	45,088	52,783	7,695	14.6%
Total operating expenses	126,924	140,696	13,772	9.8%
Operating income	26,484	334	26,150	7,829.3%
Other income (expense):
Interest income	164	1,526	(1,362)	(89.3)%
Interest expense	(23,422)	(23,928)	506	2.1%
Loss on early extinguishment of debt	—	—	—	—%
Income (loss) before income taxes	3,226	(22,068)	25,294	114.6%
Income tax benefit (expense)	1,185	2,450	(1,265)	(51.6)%
Net income (loss)	4,411	(19,618)	24,029	122.5%
Private perpetual preferred unit distributions	(1,051)	(1,047)	(4)	(0.4)%
Net income (loss) attributable to common unitholders	$3,360	$(20,665)	$24,025	116.3%

Rental Revenue

    The increase in rental revenue as compared to the prior year was attributable to the prior year write-off of straight-line receivables in the three months ended June 30, 2020.

 Observatory Revenue
The Observatory was closed for the entire second quarter 2020 due to COVID-19 pandemic restrictions. The increase in revenues reflects increased visitors due to the lifting of COVID-19 pandemic restrictions in the second quarter 2021.
Lease Termination Fees
Higher termination fees were earned in the three months ended June 30, 2021 compared to the three months ended June 30, 2020.
Third-Party Management and Other Fees
    Management fee income was consistent with prior year.
Other Revenues and Fees
The decrease in other revenues and fees was due to higher bad debt recovery income received in the three months ended June 30, 2020.

Property Operating Expenses
Property operating expenses were consistent with 2020.

Ground Rent Expenses
    Ground rent expense was consistent with 2020.
General and Administrative Expenses
    The decrease in general and administrative expenses was primarily due to lower equity compensation expense and lower legal leasing costs. Also contributing to the decrease were higher severance costs recorded in the three months ended June 30, 2020.
Observatory Expenses
Due to the observatory closure in the second quarter 2020, we reduced variable costs such as labor, union, security, and cleaning costs. During the second quarter 2021, the observatory was open to visitors, which resulted in increased expenses compared to the second quarter 2020.
Real Estate Taxes
The increase in real estate taxes was primarily due to higher assessed values for multiple properties.

Impairment charge
The variance reflects a $4.1 million of prior expenditures on a Combined Heat Power/ Redundancy onsite power generation project in our real estate segment that is rendered economically unviable due to New York City’s Local Law 97 and from its measurement of carbon from natural gas combustion generates fines, recorded in the second quarter 2020.
Depreciation and Amortization

    The decrease in depreciation and amortization reflects tenant improvement write-offs due to the early termination of a tenant in the second quarter 2020.

Interest Income

    The decrease in interest income reflects higher cash investments in 2020 compared to 2021 and lower interest rates in 2021.
Interest Expense
Interest expense was consistent with 2020.
Income Taxes
The decrease in income tax benefit was attributable to lower net loss for the Observatory segment.

Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020
The following table summarizes our historical results of operations for the six months ended June 30, 2021 and 2020 (dollars in thousands):

	Six Months Ended June 30,
	2021	2020	Change	%
Revenues:
Rental revenue	$281,028	$286,112	$(5,084)	(1.8)%
Observatory revenue	10,962	19,630	(8,668)	(44.2)%
Lease termination fees	4,628	1,244	3,384	272.0%
Third-party management and other fees	603	647	(44)	(6.8)%
Other revenues and fees	1,491	3,621	(2,130)	(58.8)%
Total revenues	298,712	311,254	(12,542)	(4.0)%
Operating expenses:
Property operating expenses	59,072	71,218	12,146	17.1%
Ground rent expenses	4,663	4,663	—	—%
General and administrative expenses	27,942	34,100	6,158	18.1%
Observatory expenses	9,856	12,156	2,300	18.9%
Real estate taxes	62,801	58,833	(3,968)	(6.7)%
Impairment charges	—	4,101	4,101	100.0%
Depreciation and amortization	89,545	98,876	9,331	9.4%
Total operating expenses	253,879	283,947	30,068	10.6%
Operating income	44,833	27,307	17,526	64.2%
Other income (expense):
Interest income	286	2,163	(1,877)	(86.8)%
Interest expense	(46,976)	(43,546)	(3,430)	(7.9)%
Loss on early extinguishment of debt	(214)	(86)	(128)	(148.8)%
Income (loss) before income taxes	(2,071)	(14,162)	12,091	85.4%
Income tax benefit	3,291	2,832	459	16.2%
Net income (loss)	1,220	(11,330)	12,550	110.8%
Private perpetual preferred unit distributions	(2,101)	(2,097)	(4)	(0.2)%
Net income (loss) attributable to common unitholders	$(881)	$(13,427)	$12,546	93.4%

Rental Revenue

    The decrease in rental revenue was attributable to lower tenant expense reimbursements, consistent with lower operating expenses.

 Observatory Revenue
Observatory revenues were lower due to the COVID-19 pandemic as our results continue to be impacted the strong first quarter 2020, pre-COVID-19 performance and the rebuild of tourist travel and by international travel restrictions.
Lease Termination Fees
Higher termination fees were earned in the six months ended June 30, 2021 compared to the six months ended June 30, 2020.
Third-Party Management and Other Fees
    Management fee income was consistent with prior year.
Other Revenues and Fees
The decrease in other revenues and fees was due to higher bad debt recovery income received in the six months ended June 30, 2020 and lower food and beverage sales and lower parking income due to the COVID-19 pandemic in the six months ended June 30, 2021.

Property Operating Expenses
The decrease in property operating expenses was primarily due to lower payroll costs, lower cleaning costs, lower repair and maintenance costs, and other lower operating expenses. The lower costs are primarily driven by lower tenant utilization in our buildings.

Ground Rent Expenses
    Ground rent expense was consistent with 2020.
General and Administrative Expenses
    The decrease in general and administrative expenses was primarily due to lower equity compensation expense and lower legal leasing costs. Also contributing to the decrease were higher severance costs recorded in the six months ended June 30, 2020.
Observatory Expenses
The decrease in observatory expenses was driven by cost controls and reduced hours of operation instituted in response to reduced tourist demand during the six months ended June 30, 2021 due to COVID-19 reduced travel and international travel restrictions.
Real Estate Taxes
The increase in real estate taxes was primarily due to higher assessed values for multiple properties.
Impairment charge
The variance reflects a $4.1 million of prior expenditures on a Combined Heat Power/ Redundancy onsite power generation project in our real estate segment that is rendered economically unviable due to New York City’s Local Law 97 and from its measurement of carbon from natural gas combustion generates fines, recorded in the second quarter 2020.
Depreciation and Amortization

    The decrease in depreciation and amortization reflects tenant improvement write-offs due to the early termination of a tenant in 2020.

Interest Income

    The decrease in interest income reflects higher cash investments in 2020 compared to 2021 and lower interest rates in 2021.
Interest Expense
Interest expense increased due to higher deferred financing cost amortization and higher interest associated with variable to fixed interest rate swap agreements.
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
At June 30, 2021, we had $540.6 million available in cash and cash equivalents, and $850 million available under our unsecured revolving credit facility.
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
As of June 30, 2021, we had approximately $2.1 billion of total consolidated indebtedness outstanding, with a weighted average interest rate of 3.9% and a weighted average maturity of 7.7 years. As of June 30, 2021, excluding principal amortization, we have no outstanding debt maturing until November 2024. Our consolidated net debt to total market capitalization was 31.4% as of June 30, 2021.
Unsecured Revolving Credit and Term Loan Facilities
As described more fully in our Form 10-Q for the quarterly period ended March 31, 2021 (the "Q1 2021 10-Q"), in Q1 2021, we entered into an amended senior unsecured credit facility (the "Credit Facility") with Bank of America, N.A., as administrative agent and the other lenders party thereto. The Credit Facility is in the initial maximum principal amount of up to $1.065 billion, which consists of $850.0 million revolving credit facility that matures on March 31, 2025, and a $215.0 million term loan facility that matures on March 19, 2025. As of June 30, 2021, we had no borrowings under the revolving credit facility and $215.0 million under the term loan facility.
Additionally, as described more fully in the Q1 2021 10-Q, we have outstanding a senior unsecured term loan facility (the "Term Loan Facility") that we entered into on March 19, 2020 with Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto. The Term loan Facility is in the original principal amount of $175.0 million and matures on December 31, 2026. As of June 30, 2021, our borrowings amounted to $175.0 million under the Term Loan Facility.

The terms of both the Credit Facility and the Term Loan Facility include customary covenants, including limitations on liens, investment, distributions, debt, fundamental changes, and transactions with affiliates and require certain customary financial reports. Both facilities also require compliance with financial ratios including a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a minimum unencumbered interest coverage ratio, and a maximum unsecured leverage ratio. The agreements governing both facilities also contain customary events of default (subject in certain cases to specified cure periods), including but not limited to non-payment, breach of covenants, representations or warranties, cross defaults, bankruptcy or other insolvency events, judgments, ERISA events, invalidity of loan documents, loss of real estate investment trust qualification, and occurrence of a change of control. As of June 30, 2021, we were in compliance with the covenants.

Senior Unsecured Notes
    The terms of the senior unsecured notes include customary covenants, including limitations on liens, investment, distributions, debt, fundamental changes, and transactions with affiliates and require certain customary financial reports. It also requires compliance with financial ratios including a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a minimum unencumbered interest coverage ratio, and a maximum unsecured leverage ratio. The agreements also contain customary events of default (subject in certain cases to specified cure periods), including but not limited to non-payment, breach of covenants, representations or warranties, cross defaults, bankruptcy or other insolvency events, judgments, ERISA events, the occurrence of certain change of control transactions and loss of real estate investment trust qualification. As of June 30, 2021, we were in compliance with the covenants under the outstanding senior unsecured notes.

Financial Covenants

As of June 30, 2021, we were in compliance with the following financial covenants:

Financial covenant	Required	June 30, 2021	In Compliance
Maximum total leverage	< 60%	37.6%	Yes
Maximum secured debt	< 40%	13.7%	Yes
Minimum fixed charge coverage	> 1.50x	2.6x	Yes
Minimum unencumbered interest coverage	> 1.75x	5.3x	Yes
Maximum unsecured leverage	< 60%	29.4%	Yes

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

Office Properties(1)

	Six Months Ended June 30,
Total New Leases, Expansions, and Renewals	2021	2020
Number of leases signed(2)	57	48
Total square feet	350,196	216,710
Leasing commission costs(3)	$6,397	$2,548
Tenant improvement costs(3)	20,529	10,147
Total leasing commissions and tenant improvement costs(3)	$26,926	$12,695
Leasing commission costs per square foot(3)	$18.27	$11.76
Tenant improvement costs per square foot(3)	58.62	46.83
Total leasing commissions and tenant improvement costs per square foot(3)	$76.89	$58.59

Retail Properties(4)

	Six Months Ended June 30,
Total New Leases, Expansions, and Renewals	2021	2020
Number of leases signed(2)	4	6
Total square feet	12,459	45,864
Leasing commission costs(3)	$573	$1,997
Tenant improvement costs(3)	405	7,345
Total leasing commissions and tenant improvement costs(3)	$978	$9,342
Leasing commission costs per square foot(3)	$46.03	$43.54
Tenant improvement costs per square foot(3)	32.49	160.14
Total leasing commissions and tenant improvement costs per square foot(3)	$78.52	$203.68
_______________
(1)Excludes an aggregate of 504,284 and 506,452 rentable square feet of retail space in our Manhattan office properties in 2021 and 2020, respectively. Includes the Empire State Building broadcasting licenses and observatory operations.
(2)Presents a renewed and expansion lease as one lease signed.
(3)Presents all tenant improvement and leasing commission costs as if they were incurred in the period in which the lease was signed, which may be different than the period in which they were actually paid.
(4)Includes an aggregate of 504,284 and 506,452 rentable square feet of retail space in our Manhattan office properties in 2021 and 2020, respectively. Excludes the Empire State Building broadcasting licenses and observatory operations.

	Six Months Ended June 30,
	2021	2020
Total Portfolio
Capital expenditures (1)	$9,331	$23,884
_______________
(1)Excludes tenant improvements and leasing commission costs.
As of June 30, 2021, we expect to incur additional costs relating to obligations under existing lease agreements of approximately $89.1 million for tenant improvements and leasing commissions. We intend to fund the tenant improvements and leasing commission costs through a combination of operating cash flow, cash on hand, additional property level mortgage financings and borrowings under the unsecured revolving credit facility.
Capital expenditures are considered part of both our short-term and long-term liquidity requirements. We intend to fund capital improvements through a combination of operating cash flow, cash on hand and borrowings under the unsecured revolving credit facility.
Contractual Obligations
Refer to our Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of our contractual obligations. There have been no material changes, outside the ordinary course of business, to these contractual obligations during the six months ended June 30, 2021.
Off-Balance Sheet Arrangements
As of June 30, 2021, we did not have any off-balance sheet arrangements.
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
In 2020, we had a unique situation whereby we had no requirement to pay a dividend beyond the quarterly dividends paid in the first and second quarters of 2020 due to two primary factors: (i) the significant decline in revenue due to lower levels of observatory visitation, and (ii) ESRT had a net operating loss carryforward available to reduce the amount of REIT taxable income otherwise required to be distributed by ESRT to meet REIT requirements. After careful consideration and focus on long-term shareholder value creation and preservation of our balance sheet strength and flexibility, our management and the Board of Directors concluded the best course of action was to temporarily suspend our quarterly dividend and to activate our share repurchase program. During August 2020, we announced the suspension of our third and fourth quarter 2020 dividends to holders of ESRT's Class A common stock and Class B common stock and to holders of our Series ES, Series 250 and Series 60 operating partnership units and Series PR operating partnership units. During December 2020, we announced the continued dividend suspension for the first and second quarters of 2021. During May 2021, we announced our decision to reinstate the quarterly dividend, one quarter earlier than previously announced, driven by confidence in the New York City recovery and improvement in our results and liquidity. We declared a dividend of $0.035 per share for the second quarter of 2021, which equates to an annualized rate of $0.14 per share. The Board of Directors will continue its regular review of its dividend and capital allocation policies at each Board meeting.
As of June 30, 2021, our parent and general partner, Empire State Realty Trust, Inc., had net operating loss ("NOL") carryforwards that may be used in the future to reduce the amount otherwise required to be distributed by ESRT to meet REIT requirements. However, for federal income tax purposes, the NOL will not be able to offset more than 80% of ESRT’s REIT taxable income and, therefore, may not be able to reduce the amount required to be distributed by ESRT to meet REIT requirements to zero, except for the tax year ended December 31, 2020, of which ESRT was able to offset 100% of its taxable income in accordance with the Coronavirus Aid, Relief, and Economic Security (CARES) Act. The federal NOL may be carried forward indefinitely. Other limitations may apply to ESRT’s ability to use its NOL to offset taxable income.
Distribution to Securityholders
Distributions and dividends amounting to $11.6 million and $64.3 million have been made to securityholders for the six months ended June 30, 2021 and 2020, respectively.

Stock and Publicly Traded Operating Partnership Unit Repurchase Program

    ESRT's Board of Directors authorized the repurchase of up to $500 million of ESRT Class A common stock and the Operating Partnership’s Series ES, Series 250 and Series 60 operating partnership units through December 31, 2021. Under the program, ESRT may purchase ESRT Class A common stock and we may purchase our Series ES, Series 250 and Series 60 operating partnership units in accordance with applicable securities laws from time to time in the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by ESRT and us at our discretion and will be subject to stock price, availability, trading volume and general market conditions. The authorization does not obligate ESRT or us to acquire any particular amount of securities, and the program may be suspended or discontinued at ESRT and our discretion without prior notice. There were no purchases of equity securities during the three months ended June 30, 2021.

Cash Flows
Comparison of Six Months Ended June 30, 2021 to the Six Months Ended June 30, 2020
Net cash. Cash and cash equivalents and restricted cash were $578.6 million and $931.8 million, respectively, as of June 30, 2021 and 2020. The decrease was primarily due to a $550.0 million draw on the unsecured revolving credit facility in March 2020 which was subsequently repaid in September 2020.

Operating activities. Net cash provided by operating activities increased by $9.3 million to $83.7 million for the six months ended June 30, 2021 compared to $74.4 million for the six months ended June 30, 2020, primarily due to changes in working capital.
Investing activities. Net cash used in investing activities decreased by $31.3 million to $48.4 million for the six months ended June 30, 2021 compared to $79.7 million for the six months ended June 30, 2020, due to lower capital expenditures.
Financing activities. Net cash provided by financing activities decreased by $690.2 million to $24.7 million used in financing activities for the six months ended June 30, 2021 compared to $665.5 million provided by financing activities for the six months ended June 30, 2020, primarily due to $850.0 million of net proceeds from issuance of debt, partially offset by higher repurchases of common shares of $111.1 million and higher dividends and distributions of $52.8 million which occurred in the six months ended June 30, 2020.

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

The following table presents a reconciliation of our net income, the most directly comparable GAAP measure, to NOI for the periods presented (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Net income (loss)	$4,411	$(19,618)	$1,220	$(11,330)
Add:
General and administrative expenses	14,089	18,149	27,942	34,100
Depreciation and amortization	45,088	52,783	89,545	98,876
Interest expense	23,422	23,928	46,976	43,546
Loss on early extinguishment of debt	—	—	214	86
Income tax (benefit)	(1,185)	(2,450)	(3,291)	(2,832)
Impairment charges	—	4,101	—	4,101
Less:
Third-party management and other fees	(327)	(301)	(603)	(647)
Interest income	(164)	(1,526)	(286)	(2,163)
Net operating income	$85,334	$75,066	$161,717	$163,737
Other Net Operating Income Data
Straight-line rental revenue	$3,763	$(2,710)	$10,110	$5,483
Net increase in rental revenue from the amortization of above-and below-market lease assets and liabilities	$717	$1,366	$1,371	$2,274
Amortization of acquired below-market ground leases	$1,958	$1,958	$3,916	$3,916

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
    The following table presents a reconciliation of our net income, the most directly comparable GAAP measure, to FFO, Modified FFO and Core FFO for the periods presented (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Net income (loss)	$4,411	$(19,618)	$1,220	$(11,330)
Private perpetual preferred unit distributions	(1,051)	(1,047)	(2,101)	(2,097)
Real estate depreciation and amortization	43,480	51,096	86,584	95,526
Impairment charge	—	4,101	—	4,101
FFO attributable to common stockholders	46,840	34,532	85,703	86,200
Amortization of below-market ground leases	1,958	1,958	3,916	3,916
Modified FFO attributable to common stockholders	48,798	36,490	89,619	90,116

Loss on early extinguishment of debt	—	—	214	86
Severance expenses	—	3,008	—	3,008
Core FFO attributable to common stockholders	$48,798	$39,498	$89,833	$93,210

Weighted average Operating Partnership units
Basic	277,893	283,384	277,887	288,015
Diluted	278,436	283,384	277,887	288,015
Factors That May Influence Future Results of Operations
Impact of COVID-19

    See "Overview" section.
Leasing
    We signed 0.9 million rentable square feet of new leases, expansions and lease renewals for the year ended December 31, 2020. During the six months ended June 30, 2021, we signed 0.4 million rentable square feet of new leases, expansions and renewals.

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
    As of June 30, 2021, there were approximately 1.2 million rentable square feet of space in our portfolio available to lease (excluding leases signed but not yet commenced) representing 11.8% of the net rentable square footage of the properties in our portfolio. In addition, leases representing 4.9% and 5.6% of net rentable square footage of the properties in our portfolio will expire in 2021 and in 2022, respectively. These leases are expected to represent approximately 5.0% and 6.1%, respectively, of our annualized rent for such periods. Our revenues and results of operations can be impacted by expiring leases that are not renewed or re-leased or that are renewed or re-leased at base rental rates equal to, above or below the current average base rental rates. Further, our revenues and results of operations can also be affected by the costs we incur to re-lease available space, including payment of leasing commissions, redevelopments and build-to-suit remodeling that may not be borne by the tenant.
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
The Observatory hosted approximately 162,000 visitors in the second quarter of 2021, compared to 51,000 visitors in the first quarter of 2021 and no visitors in the second quarter of 2020. In spite of the ongoing nature of international, national, and local travel restrictions and quarantines, the observatory has seen steady, weekly increases in visitors. Our return of attendance to pre-COVID-19 levels is closely tied to national and international travel trends and these remain adversely impacted by developments around the COVID-19 pandemic.
Observatory revenues for the three months ended June 30, 2021 were $8.4 million, driven by low visitation levels. Observatory expenses were $5.3 million for the three months ended June 30, 2021.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. One of the principal market risks facing us is interest rate risk on our variable rate indebtedness. As of June 30, 2021, our floating rate debt of $125.0 million represented 2.2% of our total enterprise value.
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

    As of June 30, 2021, we have an interest rate LIBOR swap agreement with an aggregate notional value of $265.0 million, which fixes the LIBOR interest rate at 2.1485% and matures on August 24, 2022. This interest rate swap has been designated as a cash flow hedge and is deemed highly effective with a fair value of $(6.2) million which is included in accounts payable and accrued expenses on the condensed consolidated balance sheet as of June 30, 2021.

    Based on our variable balances, interest expense would have increased by approximately $0.6 million for the six months ended June 30, 2021, if short-term interest rates had been 1% higher. As of June 30, 2021, the weighted average interest rate on the $2.0 billion of fixed-rate indebtedness outstanding was 3.91% per annum, with maturities at various dates through March 17, 2035.
As of June 30, 2021, the fair value of our outstanding debt was approximately $2.2 billion, which was approximately $49.2 million more than the historical book value as of such date. Interest risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure.

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
    As of June 30, 2021, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of ESRT management, including ESRT's Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures at the end of the period covered by this report. Based on the foregoing, ESRT's Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including ESRT's Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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

ITEM 1A. RISK FACTORS

    There have been no material changes to the risk factors included in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 and in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

     None

Recent Purchases of Equity Securities

Stock and Publicly Traded Operating Partnership Unit Repurchase Program

     ESRT's Board of Directors authorized the repurchase of up to $500 million of our Class A common stock and the Operating Partnership’s Series ES, Series 250 and Series 60 operating partnership units through December 31, 2021.     Under the program, ESRT may purchase our Class A common stock and we may purchase our Series ES, Series 250 and Series 60 operating partnership units in accordance with applicable securities laws from time to time in the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by ESRT and us at our discretion and will be subject to stock price, availability, trading volume and general market conditions. The authorization does not obligate ESRT or us to acquire any particular amount of securities, and the program may be suspended or discontinued at ESRT and our discretion without prior notice. There were no purchases of ESRT's equity securities during the three months ended June 30, 2021.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1*	Form of LTIP Agreement (Executive Officer, Time Based)
10.2*	Form of LTIP Agreement (Executive Officer, Performance Based)
10.3*	Form of LTIP Agreement (Executive Officer or Director, Immediate Vest)
10.4*	Form of LTIP Agreement (Director, Time-Based)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

EMPIRE STATE REALTY OP, L.P.
By: Empire State Realty Trust, Inc., its general partner

Date: August 5, 2021                            By:/s/ Christina Chiu
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial Officer)

Date: August 5, 2021                            By:/s/ Stephen V. Horn
    Senior Vice President, Chief Accounting
Officer
(Principal Accounting Officer)