Form 10-Q
period 2021-09-30
Empire State Realty OP, L.P.
filed 2021-11-05
CIK 1553079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2021

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

    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒
    As of November 1, 2021, there were 22,522,436 units of the Registrant Series ES operating partnership units outstanding, 5,996,647 units of the Series 60 operating partnership units outstanding, and 3,010,848 units of the Series 250 operating partnership units outstanding.

ITEM 1. FINANCIAL STATEMENTS
Empire State Realty OP, L.P.
Condensed Consolidated Balance Sheets
(amounts in thousands, except per unit amounts)

	September 30, 2021	December 31, 2020
ASSETS	(unaudited)
Commercial real estate properties, at cost:
Land	$201,196	$201,196
Development costs	8,007	7,966
Building and improvements	2,978,531	2,924,804
	3,187,734	3,133,966
Less: accumulated depreciation	(1,055,731)	(941,612)
Commercial real estate properties, net	2,132,003	2,192,354
Cash and cash equivalents	582,188	526,714
Restricted cash	38,779	41,225
Tenant and other receivables	21,664	21,541
Deferred rent receivables	228,394	222,508
Prepaid expenses and other assets	60,522	77,182
Deferred costs, net	189,327	203,853
Acquired below-market ground leases, net	338,862	344,735
Right of use assets	28,945	29,104
Goodwill	491,479	491,479
Total assets	$4,112,163	$4,150,695
LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable, net	$773,925	$775,929
Senior unsecured notes, net	973,320	973,159
Unsecured term loan facilities, net	388,095	387,561
Unsecured revolving credit facility	—	—
Accounts payable and accrued expenses	94,216	103,203
Acquired below-market leases, net	23,512	31,705
Ground lease liabilities	28,945	29,104
Deferred revenue and other liabilities	90,427	88,319
Tenants’ security deposits	26,042	30,408
Total liabilities	2,398,482	2,419,388
Commitments and contingencies
Capital:
Private perpetual preferred units:
Private perpetual preferred units, $13.52 liquidation preference, 4,664 issued and outstanding in 2021 and 2020, respectively	21,936	21,936
Private perpetual preferred units, $16.62 liquidation preference, 1,560 issued and outstanding in 2021 and 2020	8,004	8,004
Series PR operating partnership units:
ESRT partner's capital (2,851 and 2,853 general partner operating partnership units and 170,441 and 168,713 limited partner operating partnership units outstanding in 2021 and 2020, respectively)	1,038,978	1,055,249
Limited partners' interests (80,155 and 80,355 limited partner operating partnership units outstanding in 2021 and 2020, respectively)	649,690	648,543
Series ES operating partnership units 22,611 and 23,678 limited partner operating partnership units outstanding in 2021 and 2020, respectively)	(3,172)	(1,348)
Series 60 operating partnership units (6,019 and 6,425 limited partner operating partnership units outstanding in 2021 and 2020, respectively)	(1,176)	(721)
Series 250 operating partnership units (3,027 and 3,255 limited partner operating partnership units outstanding in 2021 and 2020, respectively)	(579)	(356)
Total capital	1,713,681	1,731,307
Total liabilities and capital	$4,112,163	$4,150,695
The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty OP, L.P.
Condensed Consolidated Statements of Operations
(unaudited)
(amounts in thousands, except per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Rental revenue	$139,558	$139,909	$420,586	$426,021
Observatory revenue	12,796	4,419	23,758	24,049
Lease termination fees	11,321	331	15,949	1,575
Third-party management and other fees	314	283	917	930
Other revenue and fees	1,059	1,633	2,550	5,254
Total revenues	165,048	146,575	463,760	457,829
Operating expenses:
Property operating expenses	33,357	33,836	92,429	105,054
Ground rent expenses	2,331	2,331	6,994	6,994
General and administrative expenses	14,427	14,517	42,369	48,617
Observatory expenses	6,370	5,931	16,226	18,087
Real estate taxes	29,566	31,196	92,367	90,029
Impairment charges	—	2,103	—	6,204
Depreciation and amortization	65,794	44,733	155,339	143,609
Total operating expenses	151,845	134,647	405,724	418,594
Total operating income	13,203	11,928	58,036	39,235
Other income (expense):
Interest income	211	366	497	2,529
Interest expense	(23,577)	(23,360)	(70,553)	(66,906)
Loss on early extinguishment of debt	—	—	(214)	(86)
IPO litigation expense	—	(1,165)	—	(1,165)
Loss before income taxes	(10,163)	(12,231)	(12,234)	(26,393)
Income tax (expense) benefit	(20)	(38)	3,271	2,794
Net loss	(10,183)	(12,269)	(8,963)	(23,599)
Private perpetual preferred unit distributions	(1,050)	(1,050)	(3,151)	(3,147)
Net loss attributable to common unitholders	$(11,233)	$(13,319)	$(12,114)	$(26,746)

Total weighted average units:
Basic	277,716	280,940	277,829	285,640
Diluted	277,716	280,940	277,829	285,640

Earnings per unit attributable to common unitholders:
Basic	$(0.04)	$(0.05)	$(0.04)	$(0.10)
Diluted	$(0.04)	$(0.05)	$(0.04)	$(0.10)

Dividends per unit	$0.035	$—	$0.070	$0.210

The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty OP, L.P.
Condensed Consolidated Statements of Comprehensive Loss
(unaudited)
(amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(10,183)	$(12,269)	$(8,963)	$(23,599)
Other comprehensive income (loss):
Unrealized gain (loss) on valuation of interest rate swap agreements	(103)	64	(139)	(19,340)
Less: amount reclassified into interest expense	2,920	2,873	8,687	5,986
Other comprehensive income (loss)	2,817	2,937	8,548	(13,354)
Comprehensive loss	$(7,366)	$(9,332)	$(415)	$(36,953)

The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty OP, L.P.
Condensed Consolidated Statements of Capital
For The Three Months Ended September 30, 2021 and 2020
(unaudited)
(amounts in thousands)

			Series PR Operating Partnership Units				Series ES Operating Partnership Units Limited Partners		Series 60 Operating Partnership Units Limited Partners		Series 250 Operating Partnership Units Limited Partners
			General Partner		Limited Partners
	Private Perpetual Preferred Units	Private Perpetual Preferred Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Total Capital
Balance at June 30, 2021	6,224	$29,940	173,400	$1,055,659	80,241	$650,473	22,923	$(1,692)	6,112	$(789)	3,045	$(383)	$1,733,208
Issuance of OP units, net of costs	—	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of operating partnership units to ESRT Partner's Capital	—	—	542	931	(119)	(960)	(312)	17	(93)	10	(18)	2	—
Repurchases of common shares	—	—	(626)	(6,510)	—	—	—	—	—	—	—	—	(6,510)
Equity compensation	—	—	(24)	180	33	5,198	—	—	—	—	—	—	5,378
Distributions	—	(1,050)	—	(6,061)	—	(2,806)	—	(795)	—	(211)	—	(106)	(11,029)
Net income	—	1,050	—	(6,977)	—	(2,954)	—	(931)	—	(248)	—	(123)	(10,183)
Other comprehensive income (loss)	—	—		1,756		739		229		62		31	2,817
Balance at September 30, 2021	6,224	$29,940	173,292	$1,038,978	80,155	$649,690	22,611	$(3,172)	6,019	$(1,176)	3,027	$(579)	$1,713,681

			Series PR Operating Partnership Units				Series ES Operating Partnership Units Limited Partners		Series 60 Operating Partnership Units Limited Partners		Series 250 Operating Partnership Units Limited Partners
			General Partner		Limited Partners
	Private Perpetual Preferred Units	Private Perpetual Preferred Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Total Capital
Balance at June 30, 2020	6,224	$29,940	173,347	$1,080,221	82,766	$647,520	24,529	$(770)	6,776	$(588)	3,405	$(285)	$1,756,038
Issuance of OP units, net of costs	—	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of operating partnership units to ESRT Partner's Capital	—	—	779	2,386	(313)	(2,435)	(275)	23	(136)	19	(55)	7	—
Repurchases of common shares	—	—	(1,134)	(7,345)	—	—	—	—	—	—	—	—	(7,345)
Equity compensation	—	—	—	334	(1,313)	5,170	—	—	—	—	—	—	5,504
Distributions	—	(1,050)	—	—	—	—	—	—	—	—	—	—	(1,050)
Net income	—	1,050	—	(8,204)	—	(3,490)	—	(1,145)	—	(320)	—	(160)	(12,269)
Other comprehensive income (loss)	—	—	—	1,877	—	700	—	255	—	70	—	35	2,937
Balance at September 30, 2020	6,224	$29,940	172,992	$1,069,269	81,140	$647,465	24,254	$(1,637)	6,640	$(819)	3,350	$(403)	$1,743,815

Empire State Realty OP, L.P.
Condensed Consolidated Statements of Capital
For The Nine Months Ended September 30, 2021 and 2020
(unaudited)
(amounts in thousands)

			Series PR Operating Partnership Units				Series ES Operating Partnership Units Limited Partners		Series 60 Operating Partnership Units Limited Partners		Series 250 Operating Partnership Units Limited Partners
			General Partner		Limited Partners
	Private Perpetual Preferred Units	Private Perpetual Preferred Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Total Capital
Balance at December 31, 2020	6,224	$29,940	171,565	$1,055,249	80,355	$648,543	23,678	$(1,348)	6,424	$(721)	3,255	$(356)	$1,731,307
Issuance of private perpetual preferred in exchange for common units	—	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of operating partnership units to ESRT Partner's Capital	—	—	2,682	7,766	(982)	(7,918)	(1,067)	72	(405)	50	(228)	30	—
Repurchases of common units	—	—	(1,009)	(10,043)	—	—	—	—	—	—	—	—	(10,043)
Equity compensation	—	—	54	344	782	15,072	—	—	—	—	—	—	15,416
Distributions	—	(3,151)	—	(12,124)	—	(5,068)	—	(1,601)	—	(426)	—	(214)	(22,584)
Net income (loss)	—	3,151	—	(7,523)	—	(3,186)	—	(1,005)	—	(267)	—	(133)	(8,963)
Other comprehensive income	—	—	—	5,309	—	2,247	—	710	—	188	—	94	8,548
Balance at September 30, 2021	6,224	$29,940	173,292	$1,038,978	80,155	$649,690	22,611	$(3,172)	6,019	$(1,176)	3,027	$(579)	$1,713,681

			Series PR Operating Partnership Units				Series ES Operating Partnership Units Limited Partners		Series 60 Operating Partnership Units Limited Partners		Series 250 Operating Partnership Units Limited Partners
			General Partner		Limited Partners
	Private Perpetual Preferred Units	Private Perpetual Preferred Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Total Capital
Balance at December 31, 2019	6,170	$29,151	181,894	$1,228,520	81,388	$680,580	25,810	$7,262	7,025	$1,593	3,535	$807	$1,947,913
Issuance of private perpetual preferred in exchange for common units	54	789	—	—	(97)	(800)	43	11	—	—	—	—	—
Conversion of operating partnership units to ESRT Partner's Capital	—	—	5,155	23,903	(2,986)	(23,726)	(1,599)	(157)	(385)	(14)	(185)	(6)	—
Repurchases of common units	—	—	(14,205)	(121,950)	—	—	—	—	—	—	—	—	(121,950)
Equity compensation	—	—	148	719	2,835	19,455	—	—	—	—	—	—	20,174
Distributions	—	(3,147)	—	(37,181)	—	(17,619)	—	(5,264)	—	(1,435)	—	(723)	(65,369)
Net income (loss)	—	3,147	—	(16,502)	—	(6,954)	—	(2,327)	—	(642)	—	(321)	(23,599)
Other comprehensive loss	—	—	—	(8,240)	—	(3,471)	—	(1,162)	—	(321)	—	(160)	(13,354)
Balance at September 30, 2020	6,224	$29,940	172,992	$1,069,269	81,140	$647,465	24,254	$(1,637)	6,640	$(819)	3,350	$(403)	$1,743,815

The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty OP, L.P.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(amounts in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash Flows From Operating Activities
Net loss	$(8,963)	$(23,599)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	155,339	143,609
Impairment charges	—	6,204
Amortization of non-cash items within interest expense	7,978	6,803
Amortization of acquired above- and below-market leases, net	(5,615)	(2,953)
Amortization of acquired below-market ground leases	5,873	5,873
Straight-lining of rental revenue	(13,197)	(5,878)
Equity based compensation	15,416	20,174
Settlement of derivative contract	—	(20,281)
Loss on early extinguishment of debt	214	86
Increase (decrease) in cash flows due to changes in operating assets and liabilities:
Security deposits	(4,366)	20,697
Tenant and other receivables	(123)	(431)
Deferred leasing costs	(12,324)	(8,241)
Prepaid expenses and other assets	18,660	14,680
Accounts payable and accrued expenses	(1,285)	(1,699)
Deferred revenue and other liabilities	9,420	8,509
Net cash provided by operating activities	167,027	163,553
Cash Flows From Investing Activities
Development costs	(41)	(1,336)
Additions to building and improvements	(70,719)	(112,018)
Net cash used in investing activities	(70,760)	(113,354)

The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty OP, L.P.
Condensed Consolidated Statements of Cash Flows (continued)
(unaudited)
(amounts in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash Flows From Financing Activities
Repayment of mortgage notes payable	(3,053)	(2,939)
Proceeds from unsecured senior notes	—	175,000
Proceeds from unsecured term loan	—	175,000
Repayment of unsecured term loan	—	(50,000)
Proceeds from unsecured revolving credit facility	—	550,000
Repayment of unsecured revolving credit facility	—	(550,000)
Deferred financing costs	(7,559)	(3,585)
Repurchases of common units	(10,043)	(121,950)
Distributions	(22,584)	(65,369)
Net cash (used in) provided by financing activities	(43,239)	106,157
Net increase in cash and cash equivalents and restricted cash	53,028	156,356
Cash and cash equivalents and restricted cash—beginning of period	567,939	271,597
Cash and cash equivalents and restricted cash—end of period	$620,967	$427,953

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$526,714	$233,946
Restricted cash at beginning of period	41,225	37,651
Cash and cash equivalents and restricted cash at beginning of period	$567,939	$271,597

Cash and cash equivalents at end of period	$582,188	$373,088
Restricted cash at end of period	38,779	54,865
Cash and cash equivalents and restricted cash at end of period	$620,967	$427,953

Supplemental disclosures of cash flow information:
Cash paid for interest	$58,208	$57,170
Cash paid for income taxes	$472	$1,197

Non-cash investing and financing activities:
Building and improvements included in accounts payable and accrued expenses	$53,956	$63,984
Write-off of fully depreciated assets	10,798	54,992
Derivative instruments at fair values included in accounts payable and accrued expenses	4,887	10,222
Conversion of limited partners' operating partnership units to ESRT partner's capital	7,766	23,903
Issuance of Series 2019 private perpetual preferred in exchange for common units	—	789

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
    Empire State Realty OP, L.P. (the "Operating Partnership") is the entity through which Empire State Realty Trust, Inc. (“ESRT”), a self-administered and self-managed real estate investment trust ("REIT"), conducts all of its business and owns (either directly or through subsidiaries) substantially all of its assets. We own, manage, operate, acquire and reposition office and retail properties in Manhattan and the greater New York metropolitan area. As of September 30, 2021, our total portfolio contained 10.1 million rentable square feet of office and retail space. We owned 14 office properties (including three long-term ground leasehold interests) encompassing approximately 9.4 million rentable square feet of office space. Nine of these properties are located in the midtown Manhattan market and aggregate approximately 7.6 million rentable square feet of office space, including the Empire State Building. Our Manhattan office properties also contain an aggregate of approximately 0.5 million rentable square feet of retail space on their ground floor and/or contiguous levels. Our remaining five office properties are located in Fairfield County, Connecticut and Westchester County, New York, encompassing in the aggregate approximately 1.8 million rentable square feet. The majority of square footage for these five properties is located in densely populated metropolitan communities with immediate access to mass transportation. Additionally, we have entitled land at the Stamford Transportation Center in Stamford, Connecticut, adjacent to one of our office properties, that will support the development of an approximately 0.4 million rentable square foot office building and garage. As of September 30, 2021, our portfolio included four standalone retail properties located in Manhattan and two standalone retail properties located in the city center of Westport, Connecticut, encompassing approximately 0.2 million rentable square feet in the aggregate.
    We were organized as a Delaware limited partnership on November 28, 2011 and operations commenced upon completion of the initial public offering of ESRT’s Class A common stock and related formation transactions on October 7, 2013. ESRT, as the sole general partner in our company, has responsibility and discretion in the management and control of our company, and our limited partners, in such capacity, have no authority to transact business for, or participate in the management activities, of our company. As of September 30, 2021, ESRT owned approximately 60.8% of our operating partnership units.
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

    We consolidate entities in which we have a controlling financial interest.  In determining whether we have a controlling financial interest in a partially owned entity and the requirement to consolidate the accounts of that entity, we consider factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partners/members.  For variable interest entities ("VIE"), we consolidate the entity if we are deemed to have a variable interest in the entity and through that interest we are deemed the primary beneficiary. The primary beneficiary of a VIE is the entity that has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. The primary beneficiary is required to consolidate the VIE. We had no VIEs as of September 30, 2021 and December 31, 2020.
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

3. Deferred Costs, Acquired Lease Intangibles and Goodwill
    Deferred costs, net, consisted of the following as of September 30, 2021 and December 31, 2020 (amounts in thousands):

	September 30, 2021	December 31, 2020
Leasing costs	$202,247	$203,905
Acquired in-place lease value and deferred leasing costs	161,191	181,336
Acquired above-market leases	35,330	40,398
	398,768	425,639
Less: accumulated amortization	(217,273)	(223,918)
Total deferred costs, net, excluding net deferred financing costs	$181,495	$201,721
    At September 30, 2021 and December 31, 2020, $7.8 million and $2.1 million, respectively, of net deferred financing costs associated with the unsecured revolving credit facility was included in deferred costs, net on the condensed consolidated balance sheets.
    Amortization expense related to deferred leasing costs and acquired deferred leasing costs was $10.4 million and $5.4 million for the three months ended September 30, 2021 and 2020, respectively, and $22.1 million and $17.7 million for the nine months ended September 30, 2021 and 2020, respectively. Amortization expense related to acquired lease intangibles was $5.0 million and $1.5 million for the three months ended September 30, 2021 and 2020, respectively, and $8.3 million and $5.9 million for the nine months ended September 30, 2021 and 2020, respectively.
    Amortizing acquired intangible assets and liabilities consisted of the following as of September 30, 2021 and December 31, 2020 (amounts in thousands):

	September 30, 2021	December 31, 2020
Acquired below-market ground leases	$396,916	$396,916
Less: accumulated amortization	(58,054)	(52,181)
Acquired below-market ground leases, net	$338,862	$344,735

	September 30, 2021	December 31, 2020
Acquired below-market leases	$(65,245)	$(78,451)
Less: accumulated amortization	41,733	46,746
Acquired below-market leases, net	$(23,512)	$(31,705)

    Rental revenue related to the amortization of below-market leases, net of above-market leases, was $4.2 million and $0.7 million for the three months ended September 30, 2021 and 2020, respectively, and $5.6 million and $3.0 million for the nine months ended September 30, 2021 and 2020, respectively.

    As of September 30, 2021, we had goodwill of $491.5 million. Goodwill was allocated $227.5 million to the observatory reportable segment and $264.0 million to the real estate reportable segment.
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

4. Debt
    Debt consisted of the following as of September 30, 2021 and December 31, 2020 (amounts in thousands):

	Principal Balance		As of September 30, 2021
	September 30, 2021	December 31, 2020	Stated Rate	Effective Rate(1)	Maturity Date(2)
Mortgage debt collateralized by:
Fixed rate mortgage debt
Metro Center	$85,627	$87,382	3.59%	3.66%	11/5/2024
10 Union Square	50,000	50,000	3.70%	3.97%	4/1/2026
1542 Third Avenue	30,000	30,000	4.29%	4.53%	5/1/2027
First Stamford Place(3)	180,000	180,000	4.28%	4.74%	7/1/2027
1010 Third Avenue and 77 West 55th Street	36,875	37,477	4.01%	4.22%	1/5/2028
250 West 57th Street	180,000	180,000	2.83%	3.23%	12/1/2030
10 Bank Street	31,329	32,025	4.23%	4.37%	6/1/2032
383 Main Avenue	30,000	30,000	4.44%	4.55%	6/30/2032
1333 Broadway	160,000	160,000	4.21%	4.28%	2/5/2033
Total mortgage debt	783,831	786,884
Senior unsecured notes:(4)
Series A	100,000	100,000	3.93%	3.96%	3/27/2025
Series B	125,000	125,000	4.09%	4.12%	3/27/2027
Series C	125,000	125,000	4.18%	4.21%	3/27/2030
Series D	115,000	115,000	4.08%	4.11%	1/22/2028
Series E	160,000	160,000	4.26%	4.27%	3/22/2030
Series F	175,000	175,000	4.44%	4.45%	3/22/2033
Series G	100,000	100,000	3.61%	4.89%	3/17/2032
Series H	75,000	75,000	3.73%	5.00%	3/17/2035
Unsecured term loan facility (4)	215,000	215,000	LIBOR plus 1.20%	3.57%	3/19/2025
Unsecured revolving credit facility (4)	—	—	LIBOR plus 1.30%	—	3/31/2025
Unsecured term loan facility (4)	175,000	175,000	LIBOR plus 1.50%	3.67%	12/31/2026
Total principal	2,148,831	2,151,884
Deferred financing costs, net	(13,491)	(15,235)
Total	$2,135,340	$2,136,649
______________

(1)The effective rate is the yield as of September 30, 2021 and includes the stated interest rate, deferred financing cost amortization and interest associated with variable to fixed interest rate swap agreements.
(2)Pre-payment is generally allowed for each loan upon payment of a customary pre-payment penalty.
(3)Represents a $164 million mortgage loan bearing interest at 4.09% and a $16 million loan bearing interest at 6.25%.
(4)At September 30, 2021, we were in compliance with all debt covenants.

Principal Payments
    Aggregate required principal payments at September 30, 2021 are as follows (amounts in thousands):

Year	Amortization	Maturities	Total
2021	$1,037	$—	$1,037
2022	5,628	—	5,628
2023	7,876	—	7,876
2024	7,958	77,675	85,633
2025	5,826	315,000	320,826
Thereafter	20,084	1,707,747	1,727,831
Total	$48,409	$2,100,422	$2,148,831
Deferred Financing Costs
    Deferred financing costs, net, consisted of the following at September 30, 2021 and December 31, 2020 (amounts in thousands):

	September 30, 2021	December 31, 2020
Financing costs	$42,710	$35,365
Less: accumulated amortization	(21,388)	(17,998)
Total deferred financing costs, net	$21,322	$17,367
    Amortization expense related to deferred financing costs was $1.1 million and $1.0 million for the three months ended September 30, 2021 and 2020, respectively, and $3.4 million and $3.0 million for the nine months ended September 30, 2021 and 2020, respectively.

Unsecured Revolving Credit and Term Loan Facilities

    As described more fully in our Form 10-Q for the quarterly period ended March 31, 2021 (the "Q1 2021 10-Q"), in Q1 2021, we entered into an amended senior unsecured credit facility (the "Credit Facility") with Bank of America, N.A., as administrative agent and the other lenders party thereto. The Credit Facility is in the initial maximum principal amount of up to $1.065 billion, which consists of $850.0 million revolving credit facility that matures on March 31, 2025, and a $215.0 million term loan facility that matures on March 19, 2025. As of September 30, 2021, we had no borrowings under the revolving credit facility and $215.0 million under the term loan facility.

    Additionally, as described more fully in the Q1 2021 10-Q, we have outstanding a senior unsecured term loan facility (the "Term Loan Facility") that we entered into on March 19, 2020 with Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto. The Term loan Facility is in the original principal amount of $175.0 million and matures on December 31, 2026. As of September 30, 2021, our borrowings amounted to $175.0 million under the Term Loan Facility.

    The terms of both the Credit Facility and the Term Loan Facility include customary covenants, including limitations on liens, investment, distributions, debt, fundamental changes, and transactions with affiliates and require certain customary financial reports. Both facilities also require compliance with financial ratios including a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a minimum unencumbered interest coverage ratio, and a maximum unsecured leverage ratio. The agreements governing both facilities also contain customary events of default (subject in certain cases to specified cure periods), including but not limited to non-payment, breach of covenants, representations or warranties, cross defaults, bankruptcy or other insolvency events, judgments, ERISA events, invalidity of loan documents, loss of real estate investment trust qualification, and occurrence of a change of control. As of September 30, 2021, we were in compliance with these covenants.

Senior Unsecured Notes
    The terms of the senior unsecured notes include customary covenants, including limitations on liens, investment, distributions, debt, fundamental changes, and transactions with affiliates and require certain customary financial reports. It also requires compliance with financial ratios including a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a minimum unencumbered interest coverage ratio, and a maximum unsecured leverage ratio. The agreements also contain customary events of default (subject in certain cases to specified cure periods), including but not limited to non-payment, breach of covenants, representations or warranties, cross defaults, bankruptcy or other insolvency events, judgments, ERISA events, the occurrence of certain change of control transactions and loss of real estate investment trust qualification. As of September 30, 2021, we were in compliance with these covenants.
5. Accounts Payable and Accrued Expenses
    Accounts payable and accrued expenses consisted of the following as of September 30, 2021 and December 31, 2020 (amounts in thousands):

	September 30, 2021	December 31, 2020
Accrued capital expenditures	$53,956	$58,057
Accounts payable and accrued expenses	32,101	32,309
Interest rate swap agreement liability	4,887	8,849
Accrued interest payable	3,397	3,219
Due (from) to affiliated companies	(125)	769
Total accounts payable and accrued expenses	$94,216	$103,203

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

    We have agreements with our derivative counterparties that contain a provision where if we either default or are capable of being declared in default on any of our indebtedness, then we could also be declared in default on our derivative obligations. As of September 30, 2021, the fair value of the derivative in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to the agreement was $4.9 million. If we had breached any of these provisions at September 30, 2021, we could have been required to settle our obligation under the agreement at its termination value of $4.9 million.

    As of September 30, 2021 and December 31, 2020, we had an interest rate LIBOR swap with an aggregate notional value of $265.0 million. The notional value does not represent exposure to credit, interest rate or market risks. As of September 30, 2021 and December 31, 2020, the fair value of our derivative instrument amounted to $(4.9) million and $(8.8) million, respectively, which is included in accounts payable and accrued expenses on the condensed consolidated balance sheets. This interest rate swap has been designated as a cash flow hedge and hedges the variability in future cash flows associated with our existing variable-rate term loan facilities.

    As of September 30, 2021 and 2020, our cash flow hedge is deemed highly effective and a net unrealized gain (loss) of $2.8 million and $2.9 million for the three months ended September 30, 2021 and 2020, respectively, and a net unrealized gain (loss) of $8.5 million and $(13.4) million for the nine months ended September 30, 2021 and 2020, respectively, relating to both active and terminated hedges of interest rate risk, are reflected in the condensed consolidated statements of comprehensive income (loss). Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the debt. We estimate that $(11.0) million net loss of the current balance held in accumulated other comprehensive loss will be reclassified into interest expense within the next 12 months.

    The table below summarizes the terms of agreements and the fair values of our derivative financial instruments as of September 30, 2021 and December 31, 2020 (dollar amounts in thousands):

						September 30, 2021		December 31, 2020
Derivative	Notional Amount	Receive Rate	Pay Rate	Effective Date	Expiration Date	Asset	Liability	Asset	Liability
Interest rate swap	$265,000	1 Month LIBOR	2.1485%	August 31, 2017	August 24, 2022	$—	$(4,887)	$—	$(8,849)
    The table below shows the effect of our derivative financial instruments designated as cash flow hedges on accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2021 and 2020 (amounts in thousands):

	Three Months Ended		Nine Months Ended
Effects of Cash Flow Hedges	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Amount of gain (loss) recognized in other comprehensive income (loss)	$(103)	$64	$(139)	$(19,340)
Amount of loss reclassified from accumulated other comprehensive loss into interest expense	(2,920)	(2,873)	(8,687)	(5,986)
    The table below shows the effect of our derivative financial instruments designated as cash flow hedges on the condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020 (amounts in thousands):

	Three Months Ended		Nine Months Ended
Effects of Cash Flow Hedges	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Total interest expense presented in the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded	$(23,577)	$(23,360)	$(70,553)	$(66,906)
Amount of loss reclassified from accumulated other comprehensive loss into interest expense	(2,920)	(2,873)	(8,687)	(5,986)

Fair Valuation

    The estimated fair values at September 30, 2021 and December 31, 2020 were determined by management, using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

    The fair value of our mortgage notes payable, senior unsecured notes - Series A, B, C, D, E, F, G and H - unsecured term loan facilities and unsecured revolving credit facility which are determined using Level 3 inputs, are estimated by discounting the future cash flows using current interest rates at which similar borrowings could be made by us.

    The following tables summarize the carrying and estimated fair values of our financial instruments as of September 30, 2021 and December 31, 2020 (amounts in thousands):

	September 30, 2021
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Interest rate swap included in accounts payable and accrued expenses	$4,887	$4,887	$—	$4,887	$—
Mortgage notes payable	773,925	790,407	—	—	790,407
Senior unsecured notes - Series A, B, C, D, E, F, G and H	973,320	999,220	—	—	999,220
Unsecured term loan facilities	388,095	390,000	—	—	390,000

	December 31, 2020
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Interest rate swap included in accounts payable and accrued expenses	$8,849	$8,849	$—	$8,849	$—
Mortgage notes payable	775,929	808,294	—	—	808,294
Senior unsecured notes - Series A, B, C, D, E, F, G and H	973,159	1,039,857	—	—	1,039,857
Unsecured term loan facilities	387,561	390,000	—	—	390,000
    Disclosure about the fair value of financial instruments is based on pertinent information available to us as of September 30, 2021 and December 31, 2020. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

7. Leases

Lessor
    We lease various spaces to tenants over terms ranging from one to 21 years. Certain leases have renewal options for additional terms. The leases provide for base monthly rentals and reimbursements for real estate taxes, escalations linked to the consumer price index or common area maintenance known as operating expense escalation. Operating expense reimbursements are reflected in our September 30, 2021 and 2020 condensed consolidated statements of operations as rental revenue.

Rental revenue includes fixed and variable payments. Fixed payments primarily relate to base rent and variable payments primarily relate to tenant expense reimbursements for certain property operating costs. The components of rental revenue for the three and nine months ended September 30, 2021 and 2020 are as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
Rental revenue	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Fixed payments	$124,764	$122,976	$374,968	$375,882
Variable payments	14,794	16,933	45,618	50,139
Total rental revenue	$139,558	$139,909	$420,586	$426,021

As of September 30, 2021, we were entitled to the following future contractual minimum lease payments (excluding operating expense reimbursements) on non-cancellable operating leases to be received which expire on various dates through 2039 (amounts in thousands):

Remainder of 2021	$128,461
2022	489,237
2023	479,784
2024	443,878
2025	404,477
Thereafter	1,956,833
$3,902,670

The above future minimum lease payments exclude tenant recoveries and the net accretion of above and below market lease intangibles. Some leases are subject to termination options generally upon payment of a termination fee. The preceding table is prepared assuming such options are not exercised.
Lessee
    We determine if an arrangement is a lease at inception. Our operating lease agreements relate to three ground lease assets and are reflected in right-of-use assets of $28.9 million and lease liabilities of $28.9 million in our consolidated balance sheets as of September 30, 2021. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Variable lease payments are excluded from the right-of-use assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred.
    The ground leases are due to expire between the years 2050 and 2077, inclusive of extension options, and have no variable payments or residual value guarantees. As our leases do not provide an implicit rate, we determined our incremental borrowing rate based on information available at the date of adoption of ASU No. 2016-02, Leases (Topic 842), in determining the present value of lease payments. The weighted average incremental borrowing rate used to calculate the right-of-use assets and lease liabilities as of September 30, 2021 was 4.5%. Rent expense for lease payments related to our operating leases is recognized on a straight-line basis over the non-cancellable term of the leases. The weighted average remaining lease term as of September 30, 2021 was 48.6 years.

    As of September 30, 2021, the following table summarizes our future minimum lease payments discounted by our incremental borrowing rates to calculate the lease liabilities of our leases (amounts in thousands):

Remainder of 2021	$380
2022	1,518
2023	1,518
2024	1,518
2025	1,518
Thereafter	65,262
Total undiscounted cash flows	71,714
Present value discount	(42,769)
Ground lease liabilities	$28,945

8. Commitments and Contingencies
Legal Proceedings
    Except as described below, as of September 30, 2021, we were not involved in any material litigation, nor, to our knowledge, was any material litigation threatened against us or our properties, other than routine litigation arising in the ordinary course of business such as disputes with tenants. We believe that the costs and related liabilities, if any, which may result from such actions will not materially affect our condensed consolidated financial position, operating results or liquidity.
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
Respondents believe that such award in favor of the Claimants is entirely without merit and sought to vacate that portion of the award. On September 27, 2021, the court denied Respondents' motion to vacate and entered judgement in the aforementioned amount, inclusive of accumulated interest. Respondents are considering their options with respect to that ruling. In addition, certain of the Claimants in the federal court action sought to pursue claims in that case against Respondents. Respondents believe that any such claims are meritless. The magistrate judge assigned to the action has issued a Report and Recommendation rejecting Claimants’ claims; the district judge will decide whether to adopt the Report and Recommendation.
Pursuant to indemnification agreements which were made with our directors, executive officers and chairman emeritus as part of our formation transactions, Anthony E. Malkin, Peter L. Malkin and Thomas N. Keltner, Jr. have defense and indemnity rights from us with respect to this arbitration.
Unfunded Capital Expenditures
    At September 30, 2021, we estimate that we will incur approximately $85.2 million of capital expenditures (including tenant improvements and leasing commissions) on our properties pursuant to existing lease agreements. We expect to fund these capital expenditures with operating cash flow, additional property level mortgage financings, our unsecured credit facility, cash on hand and other borrowings. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs. We expect that these financing requirements will be met in a similar fashion.
Concentration of Credit Risk
    Financial instruments that subject us to credit risk consist primarily of cash and cash equivalents, restricted cash, short-term investments, tenant and other receivables and deferred rent receivables. At September 30, 2021, we held on deposit at various major financial institutions cash and cash equivalents and restricted cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation.

Asset Retirement Obligations
    We are required to accrue costs that we are legally obligated to incur on retirement of our properties which result from acquisition, construction, development and/or normal operation of such properties. Retirement includes sale, abandonment or disposal of a property. Under that standard, a conditional asset retirement obligation represents a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within a company’s control and a liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated. Environmental site assessments and investigations have identified asbestos or asbestos-containing building materials in certain of our properties. As of September 30, 2021, management has no plans to remove or alter these properties in a manner that would trigger federal and other applicable regulations for asbestos removal, and accordingly, the obligations to remove the asbestos or asbestos-containing building materials from these properties have indeterminable settlement dates. As such, we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligation. However, ongoing asbestos abatement, maintenance programs and other required documentation are carried out as required and related costs are expensed as incurred.
Other Environmental Matters
    Certain of our properties have been inspected for soil contamination due to pollutants, which may have occurred prior to our ownership of these properties or subsequently in connection with its development and/or its use. Required remediation to such properties has been completed, and as of September 30, 2021, management believes that there are no obligations related to environmental remediation other than maintaining the affected sites in conformity with the relevant authority’s mandates and filing the required documents. All such maintenance costs are expensed as incurred. We expect that resolution of the environmental matters relating to the above will not have a material impact on our business, assets, consolidated financial condition, results of operations or liquidity. However, we cannot be certain that we have identified all environmental liabilities at our properties, that all necessary remediation actions have been or will be undertaken at our properties or that we will be indemnified, in full or at all, in the event that such environmental liabilities arise.
Insurance Coverage
    We carry insurance coverage on our properties of types and in amounts with deductibles that we believe are in line with coverage customarily obtained by owners of similar properties.
9. Capital
    As of September 30, 2021, there were 285,104,512 common stock and operating partnership units outstanding, of which 173,292,301, or 60.8%, were owned by ESRT and 111,812,211, or 39.2%, were owned by other partners, including ESRT directors, members of senior management and other employees.
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

    The following table summarizes ESRT's purchases of equity securities in each of the three months ended September 30, 2021:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Approximate Dollar Value Available for Future Purchase (in thousands)
July 2021	—	$—	—	$496,467
August 2021	403,831	$10.54	403,831	$492,212
September 2021	221,771	$10.17	221,771	$489,958

Private Perpetual Preferred Units
    As of September 30, 2021, there were 4,664,038 Series 2019 Preferred Units ("Series 2019 Preferred Units") and 1,560,360 Series 2014 Private Perpetual Preferred Units ("Series 2014 Preferred Units"). The Series 2019 Preferred Units have a liquidation preference of $13.52 per unit and are entitled to receive cumulative preferential annual cash distributions of $0.70 per unit payable in arrears on a quarterly basis. The Series 2019 Preferred Units are not redeemable at the option of the holders and are redeemable at our option only in the case of specific defined events. The Series 2014 Preferred Units which have a liquidation preference of $16.62 per unit and are entitled to receive cumulative preferential annual cash distributions of $0.60 per unit payable in arrears on a quarterly basis. The Series 2014 Preferred Units are not redeemable at the option of the holders and are redeemable at our option only in the case of specific defined events.

Distributions
    Total distributions paid to OP unitholders were $10.0 million and $19.4 million for the three and nine months ended September 30, 2021, respectively, and $0.0 million and $62.2 million for the three and nine months ended September 30, 2020, respectively. Total distributions paid to preferred unitholders were $1.1 million and $3.2 million for the three and nine months ended September 30, 2021, respectively, and $1.1 million and $3.1 million for the three and nine months ended September 30, 2020, respectively.
Incentive and Share-Based Compensation
    The Plans provide for grants to directors, employees and consultants consisting of stock options, restricted stock, dividend equivalents, stock payments, performance shares, LTIP units, stock appreciation rights and other incentive awards. An aggregate of 11.0 million shares of ESRT common stock is authorized for issuance under awards granted pursuant to the 2019 Plan, and as of September 30, 2021, 7.7 million shares of ESRT common stock remain available for future issuance.
In August 2021, we granted LTIP units under the 2019 Plan to Christina Chiu, our Executive Vice President and Chief Financial Officer, consisting of 8,772 LTIP units that are subject to time-based vesting and 26,930 LTIP units that are subject to market-based vesting, with fair market values of $0.075 million for the time-based vesting awards and $0.15 million for the market-based vesting awards. The awards subject to time-based vesting vest ratably over four years from January 1, 2021, subject generally to her continued employment. The first installment vests on January 1, 2022 and the remainder will vest thereafter in three equal annual installments. The vesting of the LTIP units subject to market-based vesting is based on the achievement of relative total stockholder return hurdles over a three-year performance period, commencing on January 1, 2021. Following the completion of the three-year performance period, our compensation and human capital committee will determine the number of LTIP units to which she is entitled based on our performance relative to the performance hurdles set forth in the LTIP unit award agreement entered into in connection with the award grant. These units then vest in two installments, with the first installment vesting on January 1, 2024 and the second installment vesting on January 1, 2025, subject generally to her continued employment on those dates.

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
    LTIP units and ESRT restricted stock issued during the nine months ended September 30, 2021 were valued at $20.0 million. The weighted average per unit or share fair value was $8.52 for grants issued in 2021. The per unit or share granted in 2021 was estimated on the respective dates of grant using the following assumptions: an expected life from 2.0 to 5.3 years, a dividend rate of 2.60%, a risk-free interest rate from 0.12% to 0.32%, and an expected price volatility from 36.0% to 53.0%.     No other stock options, dividend equivalents, or stock appreciation rights were issued or outstanding in 2021.
    The following is a summary of ESRT restricted stock and LTIP unit activity for the nine months ended September 30, 2021:

	Restricted Stock	LTIP Units	Weighted Average Grant Fair Value
Unvested balance at December 31, 2020	217,700	7,750,284	$6.94
Vested	(71,944)	(992,776)	11.53
Granted	123,359	2,230,579	8.52
Forfeited or unearned	(41,950)	(1,449,361)	5.67
Unvested balance at September 30, 2021	227,165	7,538,726	$7.03
    The LTIP unit and ESRT restricted stock awards are treated for accounting purposes as immediately vested upon the later of (i) the date the grantee attains the age of 60 or 65, as applicable, and (ii) the date on which grantee has first completed ten years of continuous service with our company or its affiliates. For award agreements that qualify, we recognize noncash compensation expense on the grant date for the time-based awards and ratably over the vesting period for the market-based awards, and accordingly, we recognized $0.7 million and $2.1 million for the three and nine months ended September 30, 2021, respectively, and $0.4 million and $2.3 million for the three and nine months ended September 30, 2020, respectively. Unrecognized compensation expense was $2.3 million at September 30, 2021, which will be recognized over a weighted average period of 2.5 years.
    For the remainder of the LTIP unit and ESRT restricted stock awards, we recognize noncash compensation expense ratably over the vesting period, and accordingly, we recognized noncash compensation expense of $4.7 million and $13.3 million for the three and nine months ended September 30, 2021, respectively, and $5.1 million and $17.9 million for the three and nine months ended September 30, 2020, respectively. Unrecognized compensation expense was $28.1 million at September 30, 2021, which will be recognized over a weighted average period of 2.4 years.

Earnings Per Unit
    Earnings per unit for the three and nine months ended September 30, 2021 and 2020 is computed as follows (amounts in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Numerator:
Net loss	$(10,183)	$(12,269)	$(8,963)	$(23,599)
Private perpetual preferred unit distributions	(1,050)	(1,050)	(3,151)	(3,147)
Earnings allocated to unvested units	(114)	(342)	(227)	(985)
Net loss attributable to common unitholders – basic and diluted	$(11,347)	$(13,661)	$(12,341)	$(27,731)

Denominator:
Weighted average units outstanding – basic	277,716	280,940	277,829	285,640
Effect of dilutive securities:
Stock-based compensation plans	—	—	—	—
Weighted average units outstanding –- diluted	277,716	280,940	277,829	285,640

Earnings per share:
Basic	$(0.04)	$(0.05)	$(0.04)	$(0.10)
Diluted	$(0.04)	$(0.05)	$(0.04)	$(0.10)
    There were 1,084,264 and 997,811 antidilutive shares and LTIP units for the three and nine months ended September 30, 2021, respectively, and zero and 169,848 antidilutive shares and LTIP units for the three and nine months ended September 30, 2020, respectively.
10. Related Party Transactions
Supervisory Fee Revenue

    We earned supervisory fees from entities affiliated with Anthony E. Malkin, our Chairman and Chief Executive Officer, of $0.3 million and $0.2 million for the three months ended September 30, 2021 and 2020, respectively, and $0.8 million and $0.7 million for the nine months ended September 30, 2021 and 2020, respectively. These fees are included within third-party management and other fees.
Property Management Fee Revenue
    We earned property management fees from entities affiliated with Anthony E. Malkin of $0.1 million and $0.1 million for the three months ended September 30, 2021 and 2020, respectively, and $0.2 million and $0.2 million for the nine months ended September 30, 2021 and 2020, respectively. These fees are included within third-party management and other fees.
Other
     We receive rent generally at the market rental rate for 5,447 square feet of leased space from entities affiliated with Anthony E. Malkin at one of our properties. Under the lease, the tenant has the right to cancel such lease without special payment on 90 days’ notice. We also have a shared use agreement with such tenant, to occupy a portion of the leased premises as the office location for Peter L. Malkin, our chairman emeritus and employee, utilizing approximately 15% of the space, for which we pay to such tenant an allocable pro rata share of the cost. We also have agreements with these entities and excluded properties and businesses to provide them with general computer-related support services. Total revenue aggregated $0.1 million and $0.1 million for the three months ended September 30, 2021 and 2020, respectively, and $0.2 million and $0.2 million for the nine months ended September 30, 2021 and 2020, respectively.

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
    The following tables provide components of segment net income (loss) for each segment for the three and nine months ended September 30, 2021 and 2020 (amounts in thousands):

	Three Months Ended September 30, 2021
	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Rental revenue	$139,558	$—	$—	$139,558
Intercompany rental revenue	5,310	—	(5,310)	—
Observatory revenue	—	12,796	—	12,796
Lease termination fees	11,321	—	—	11,321
Third-party management and other fees	314	—	—	314
Other revenue and fees	921	138	—	1,059
Total revenues	157,424	12,934	(5,310)	165,048
Operating expenses:
Property operating expenses	33,357	—	—	33,357
Intercompany rent expense	—	5,310	(5,310)	—
Ground rent expense	2,331	—	—	2,331
General and administrative expenses	14,427	—	—	14,427
Observatory expenses	—	6,370	—	6,370
Real estate taxes	29,566	—	—	29,566
Depreciation and amortization	65,759	35	—	65,794
Total operating expenses	145,440	11,715	(5,310)	151,845
Total operating income	11,984	1,219	—	13,203
Other income (expense):
Interest income	211	—	—	211
Interest expense	(23,577)	—	—	(23,577)
Income (loss) before income taxes	(11,382)	1,219	—	(10,163)
Income tax (expense) benefit	53	(73)	—	(20)
Net income (loss)	$(11,329)	$1,146	$—	$(10,183)
Segment assets	$3,870,142	$242,021	$—	$4,112,163
Expenditures for segment assets	$21,349	$—	$—	$21,349

	Three Months Ended September 30, 2020
	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Rental revenue	$139,909	$—	$—	$139,909
Intercompany rental revenue	(2,233)	—	2,233	—
Observatory revenue	—	4,419	—	4,419
Lease termination fees	331	—	—	331
Third-party management and other fees	283	—	—	283
Other revenue and fees	1,633	—	—	1,633
Total revenues	139,923	4,419	2,233	146,575
Operating expenses:
Property operating expenses	33,836	—	—	33,836
Intercompany rent expense	—	(2,233)	2,233	—
Ground rent expense	2,331	—	—	2,331
General and administrative expenses	14,517	—	—	14,517
Observatory expenses	—	5,931	—	5,931
Real estate taxes	31,196	—	—	31,196
Impairment charges	2,103	—	—	2,103
Depreciation and amortization	44,679	54	—	44,733
Total operating expenses	128,662	3,752	2,233	134,647
Total operating income	11,261	667	—	11,928
Other income (expense):
Interest income	360	6	—	366
Interest expense	(23,360)	—	—	(23,360)
IPO litigation expense	(1,165)	—	—	(1,165)
Income (loss) before income taxes	(12,904)	673	—	(12,231)
Income tax (expense) benefit	(196)	158	—	(38)
Net income (loss)	$(13,100)	$831	$—	$(12,269)
Segment assets	$3,771,476	$239,238	$—	$4,010,714
Expenditures for segment assets	$30,831	$516	$—	$31,347

	Nine Months Ended September 30, 2021
	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Rental revenue	$420,586	$—	$—	$420,586
Intercompany rental revenue	16,271	—	(16,271)	—
Observatory revenue	—	23,758	—	23,758
Lease termination fees	15,949	—	—	15,949
Third-party management and other fees	917	—	—	917
Other revenue and fees	2,412	138	—	2,550
Total revenues	456,135	23,896	(16,271)	463,760
Operating expenses:
Property operating expenses	92,429	—	—	92,429
Intercompany rent expense	—	16,271	(16,271)	—
Ground rent expense	6,994	—	—	6,994
General and administrative expenses	42,369	—	—	42,369
Observatory expenses	—	16,226	—	16,226
Real estate taxes	92,367	—	—	92,367
Depreciation and amortization	155,244	95	—	155,339
Total operating expenses	389,403	32,592	(16,271)	405,724
Total operating income (loss)	66,732	(8,696)	—	58,036
Other income (expense):
Interest income	494	3	—	497
Interest expense	(70,553)	—	—	(70,553)
Loss on early extinguishment of debt	(214)	—	—	(214)
Loss before income taxes	(3,541)	(8,693)	—	(12,234)
Income tax (expense) benefit	(365)	3,636	—	3,271
Net loss	$(3,906)	$(5,057)	$—	$(8,963)
Expenditures for segment assets	$64,655	$4	$—	$64,659

	Nine Months Ended September 30, 2020
	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Rental revenue	$426,021	$—	$—	$426,021
Intercompany rental revenue	13,356	—	(13,356)	—
Observatory revenue	—	24,049	—	24,049
Lease termination fees	1,575	—	—	1,575
Third-party management and other fees	930	—	—	930
Other revenue and fees	5,254	—	—	5,254
Total revenues	447,136	24,049	(13,356)	457,829
Operating expenses:
Property operating expenses	105,054	—	—	105,054
Intercompany rent expense	—	13,356	(13,356)	—
Ground rent expense	6,994	—	—	6,994
General and administrative expenses	48,617	—	—	48,617
Observatory expenses	—	18,087	—	18,087
Real estate taxes	90,029	—	—	90,029
Impairment charges	6,204	—	—	6,204
Depreciation and amortization	143,522	87	—	143,609
Total operating expenses	400,420	31,530	(13,356)	418,594
Total operating income (loss)	46,716	(7,481)	—	39,235
Other income (expense):
Interest income	2,438	91	—	2,529
Interest expense	(66,906)	—	—	(66,906)
Loss on early extinguishment of debt	(86)	—	—	(86)
IPO litigation expense	(1,165)	—	—	(1,165)
Loss before income taxes	(19,003)	(7,390)	—	(26,393)
Income tax (expense) benefit	(692)	3,486	—	2,794
Net loss	$(19,695)	$(3,904)	$—	$(23,599)
Expenditures for segment assets	$77,503	$2,748	$—	$80,251

    During the second quarter 2020, we wrote off $4.1 million of prior expenditures on a Combined Heat Power/Redundancy onsite power generation project in our real estate segment that is rendered economically unviable due to New York City's Local Law 97 and from its measurement of carbon from natural gas combustion generates fines. During the third quarter 2020, we also wrote off $2.1 million of prior expenditures on a build-to-suit development project in our real estate segment that was halted due to reconsideration by the user driven by the COVID-19 pandemic. For the nine months ended September 30, 2020, the $6.2 million write-off is shown as impairment charges in the condensed consolidated statements of operations.
12. Subsequent Events
    On October 26, 2021, we signed conditional agreements for purchase of two multifamily assets in Manhattan totaling 625 residential units, for a total purchase price of approximately $307 million, inclusive of approximately $186 million of assumed debt. An affiliate of one of the principal current owners of the properties would retain a 10% equity stake and would continue to serve as property manager.

The transaction is subject to conditions, the satisfaction of which depend upon actions by third parties as well as by us. As such, there can be no assurance that the transaction can or will be closed.

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
Highlights for the three months ended September 30, 2021 included:

•Incurred net loss of $11.2 million and achieved Core Funds From Operations ("Core FFO") of $55.3 million.
•Same-Store Property Cash Net Operating Income, excluding lease termination fees, was down 5.7% from the third quarter of 2020 primarily driven by a reduction in revenues due to reduced occupancy, third quarter 2021 revenue from Global Brands Group treated partially as rental revenue and partially as lease termination income and write-offs taken over the one-year period.
•Empire State Building Observatory revenue for the third quarter 2021 increased to $12.8 million, from $8.4 million in the second quarter 2021 as visitation continued to ramp up. Observatory net operating income was $6.4 million for the third quarter 2021, which is the second consecutive quarter of positive NOI since the onset of the COVID-19 pandemic and more than double second quarter earnings contribution.
•Realized lease termination fees were $11.3 million. In keeping with historical practice, we include lease termination fees when calculating FFO and Core FFO.
•Signed 34 new, renewal, and expansion leases, representing a total of 268,055 rentable square feet. This includes 21 leases totaling 212,301 rentable square feet in the Manhattan office portfolio.
•Collected 95% of third quarter 2021 total billings, stable and in line with recent quarters.
•In the third quarter and through October 26, 2021, the Company repurchased $6.5 million of its common stock at a weighted average price of $10.41 per share. This brings the cumulative total, since the stock repurchase program began on March 5, 2020 through October 26, 2021, to $153.8 million at a weighted average price of $8.41 per share.
    As of September 30, 2021, our total portfolio contained 10.1 million rentable square feet of office and retail space. We owned 14 office properties (including three long-term ground leasehold interests) encompassing approximately 9.4 million rentable square feet of office space. Nine of these properties are located in the midtown Manhattan market and aggregate approximately 7.6 million rentable square feet of office space, including the Empire State Building. Our Manhattan office properties also contain an aggregate of approximately 0.5 million rentable square feet of premier retail space on their ground floor and/or contiguous levels. Our remaining five office properties are located in Fairfield County, Connecticut and Westchester County, New York, encompassing in the aggregate approximately 1.8 million rentable square feet. The majority of square footage for these five properties is located in densely populated metropolitan communities with immediate access to mass transportation. Additionally, we have entitled land at the Stamford Transportation Center in Stamford, Connecticut, adjacent to one of our office properties, that will support the development of an approximately 0.4 million rentable square foot office building and garage. Our portfolio includes four standalone retail properties located in Manhattan and two standalone retail properties located in the city center of Westport, Connecticut, encompassing approximately 0.2 million rentable square feet in the aggregate.
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

    The components of the Empire State Building revenue are as follows (dollars in thousands):

	Nine Months Ended September 30,
	2021		2020
Office leases	$105,369	61.8%	$106,774	63.9%
Retail leases	5,138	3.0%	5,177	3.1%
Tenant reimbursements & other income	21,806	12.8%	16,358	9.8%
Observatory operations	23,758	13.9%	24,049	14.4%
Broadcasting licenses and leases	14,648	8.5%	14,793	8.8%
Total	$170,719	100.0%	$167,151	100.0%

    We have undertaken a comprehensive redevelopment and repositioning strategy of our Manhattan office properties. This strategy is designed to improve the overall value and attractiveness of our properties and has contributed significantly to our tenant repositioning efforts, which seek to increase our occupancy, raise our rental rates, increase our rentable square feet, increase our aggregate rental revenue, lengthen our average lease term, increase our average lease size, and improve our tenant credit quality. These improvements include restored, renovated and upgraded or new lobbies, elevator modernization, renovated public areas and bathrooms, refurbished or new windows, upgrade and standardization of retail storefront and signage, façade restorations, modernization of building-wide systems, and enhanced tenant amenities. We have also aggregated smaller spaces in order to offer larger blocks of office space, including multiple floors, that are attractive to larger, higher credit-quality tenants as well as to offer new, pre-built suites with improved layouts. This strategy has shown what we believe to be attractive results to date, and we believe has the potential to improve our operating margins and cash flows in the future. From 2002 through September 30, 2021, we have invested a total of approximately $959.7 million (excluding tenant improvement costs and leasing commissions) in our Manhattan office properties pursuant to this program. We intend to fund capital improvements through a combination of operating cash flow, cash on hand, and borrowings.
    The Greater New York Metropolitan Area office market is soft, and we compete with properties that have been redeveloped recently or have planned redevelopment.  We have spent approximately $39.3 million over 2018 through 2021 on these well-maintained and our well-located properties’ common areas and amenities to ensure competitiveness and protect our market position.
      As of September 30, 2021, we had total debt outstanding of approximately $2.1 billion, with a weighted average interest rate of 3.9%, and a weighted average maturity of 7.4 years. 94.2% of our total debt outstanding is fixed-rate indebtedness. Excluding principal amortization, we had no outstanding debt maturing until November 2024. As of September 30, 2021, we had cash and cash equivalents of $582.2 million. Our consolidated net debt to total market capitalization was 34.7% as of September 30, 2021.
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

Liquidity

We currently hold $582.2 million in cash and cash equivalents on our balance sheet and have $850 million undrawn capacity under our unsecured revolving credit facility. Our $850 million unsecured revolving credit facility matures in March 2025 and has two six-month extension options, subject to certain conditions.

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
Leasing
The economic uncertainty relating to the COVID-19 pandemic has slowed the pace of our leasing activity and could result in higher vacancy than we otherwise would have experienced, a longer amount of time to fill vacancies, increased concessions and potentially lower rental rates. In addition, potential work from home could negatively impact the office leasing market. As of September 30, 2021, our portfolio was 86.5% leased, including signed leases not yet commenced, with 2.3% subject to leases scheduled to expire in 2021 and 5.5% subject to leases scheduled to expire in 2022.

New leasing activity was impacted during 2020 by the COVID-19 pandemic and shelter-in-place rules that were in effect for much of the period. On June 15, 2021, New York State ended pandemic-linked restrictions given the broad-based distribution of the COVID-19 vaccine. During the second quarter 2021, we experienced a sustained increase in leasing tour volume in our Manhattan office portfolio which led to our improved leasing performance in the third quarter 2021.
Our smaller food and service type retailers have been hit particularly hard. They provide critical amenities and services to our office tenants. In many instances, we have converted some of their fixed rent to a percentage rent structure. We intend to support our food and service retailers so that they can service our office tenants as they continue to re-occupy.

Retailers, in general, have been hardest hit by the pandemic. Our retail-orientated tenants are no exception. As with all landlords, we are working with some of our tenants that are financially challenged. Some of these tenants may end up in bankruptcy or default in their leases in the near term.

On July 29, 2021, GBG USA Inc., an indirect wholly-owned subsidiary of Global Brands Group Holding Limited, announced that its North America wholesale business and certain subsidiaries and affiliates (collectively, “GBG USA”) filed for bankruptcy under Chapter 11 (the "GBG Bankruptcy"). At the time of the filing, GBG USA leased 353,325 square feet of office space at 1333 Broadway and the Empire State Building, or 3.5%, of our total portfolio rentable square feet, representing approximately 3.6% of total portfolio annualized rent. Of that total, all but 191,000 square feet, or 1.9% of our total portfolio rentable square feet, has been sublet to tenants, where both GBG USA and the subtenant are liable for the rent, and we have the right to require the subtenant to pay directly to us. The sublets are for GBG USA’s entire premises at 1333 Broadway and have been in effect for several years. We have current discussions to convert the subtenants to direct tenants. Subsequently, GBG USA filed to reject their leases and both lease rejections were approved by the bankruptcy court during the third quarter.

In the third quarter we recorded a $1.6 million non-cash write-off of the straight-line receivables related to GBG USA's 1333 Broadway lease.

We collected rent from GBG USA through June 2021 and have converted the full balance of its $17.0 million letter of credit to cash, which was applied as follows:
•$5.2 million was applied against GBG USA's straight-line rent receivable balance related to their lease at the Empire State Building,
•$1.7 million was recognized as GAAP rental revenue for the partial period in the third quarter when their lease remained in place, and
•$10.1 million was recognized as lease termination income.

Observatory Operations

    On March 16, 2020, we complied with governmental mandates regarding the closing of non-essential businesses in response to the COVID-19 pandemic and closed the Empire State Building Observatory. The 86th floor observatory deck reopened on July 20, 2020 and the 102nd floor observation deck reopened on August 24, 2020.
Due to the lifting of New York State COVID-19 restrictions, on June 16, 2021, the observatory fully reopened with interactive exhibits. We continue to operate with reduced hours, staffing, services, operating costs, credit card fees and marketing expenses. We have seen a higher local visitor mix, followed by a ramp up of nationally sourced travel. We anticipate this pattern will then be followed by a restoration of our typical visitor mix that is approximately two-thirds international which we do not expect to be achieved until the broad resumption of international air travel some time in 2022. For the third quarter, visitor recapture versus 2019 was above our hypothetical admissions forecast in July and early August, but below our hypothetical admissions forecast for the balance of the third quarter. This was primarily due to the resurgent COVID-19 Delta variant and the impact on travel as U.S borders remain closed to international tourism. The government has announced that the borders will reopen to fully vaccinated international travelers in November 2021.
The closure and slow ramp-up of our observatory operations caused us during each quarter of 2020 and throughout each quarter of 2021 to choose to perform an impairment test related to goodwill. We engaged a third-party valuation consulting firm to perform the valuation process. Based upon the results of the most recent goodwill impairment test of the stand-alone observatory reporting unit, which is after the intercompany rent expense paid to the Real Estate reporting unit, we determined that the fair value of the observatory reporting unit exceeded its carrying value by less than 15.0%. Many of the factors employed in determining whether or not goodwill is impaired are outside of our control and it is reasonably likely that assumptions and estimates will change in future periods. We will continue to assess the impairment of the observatory reporting unit goodwill going forward and that continued assessment may again utilize a third-party valuation consulting firm. Goodwill allocated to the observatory reporting unit was $227.5 million at September 30, 2021.

Results of Operations
Overview
    The discussion below relates to our financial condition and results of operations for the three and nine months ended September 30, 2021 and 2020, respectively.

Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020
The following table summarizes our historical results of operations for the three months ended September 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended September 30,
	2021	2020	Change	%
Revenues:
Rental revenue	$139,558	$139,909	$(351)	(0.3)%
Observatory revenue	12,796	4,419	8,377	189.6%
Lease termination fees	11,321	331	10,990	3,320.2%
Third-party management and other fees	314	283	31	11.0%
Other revenues and fees	1,059	1,633	(574)	(35.2)%
Total revenues	165,048	146,575	18,473	12.6%
Operating expenses:
Property operating expenses	33,357	33,836	479	1.4%
Ground rent expenses	2,331	2,331	—	—%
General and administrative expenses	14,427	14,517	90	0.6%
Observatory expenses	6,370	5,931	(439)	(7.4)%
Real estate taxes	29,566	31,196	1,630	5.2%
Impairment charge	—	2,103	2,103	100.0%
Depreciation and amortization	65,794	44,733	(21,061)	(47.1)%
Total operating expenses	151,845	134,647	(17,198)	(12.8)%
Operating income	13,203	11,928	1,275	10.7%
Other income (expense):
Interest income	211	366	(155)	(42.3)%
Interest expense	(23,577)	(23,360)	(217)	(0.9)%
IPO litigation expense	—	(1,165)	1,165	100.0%
Loss before income taxes	(10,163)	(12,231)	2,068	16.9%
Income tax expense	(20)	(38)	18	47.4%
Net loss	(10,183)	(12,269)	2,086	17.0%
Private perpetual preferred unit distributions	(1,050)	(1,050)	—	—%
Net loss attributable to common unitholders	$(11,233)	$(13,319)	$2,086	15.7%

Rental Revenue

    Rental revenue was consistent with prior year.

 Observatory Revenue
The increase in revenues reflects increased visitors due to the lifting of certain COVID-19 pandemic restrictions in the second quarter 2021.
Lease Termination Fees
Higher termination fees, primarily from one tenant, were earned in the three months ended September 30, 2021 compared to the three months ended September 30, 2020.
Third-Party Management and Other Fees
    Management fee income was consistent with prior year.
Other Revenues and Fees
The decrease in other revenues and fees was due to a $0.8 million development project reimbursement received in the three months ended September 30, 2020.

Property Operating Expenses
Property operating expenses were consistent with 2020.

Ground Rent Expenses
    Ground rent expense was consistent with 2020.
General and Administrative Expenses
    General and administrative expenses were consistent with 2020.
Observatory Expenses
With the lifting of certain COVID-19 pandemic restrictions, the observatory operating hours were increased which increased variable costs such as labor, union, security, and cleaning costs.
Real Estate Taxes
The decrease in real estate taxes was primarily due to reduction in assessed value for the tax period July 1, 2021 to June 30, 2022.

Impairment Charge
During the third quarter 2020, we wrote off $2.1 million of prior expenditures on a build-to-suit development project in our real estate segment that was halted due to reconsideration by the user driven by the COVID-19 pandemic.
Depreciation and Amortization

    The increase in depreciation and amortization reflects write-offs primarily related to one tenant.

Interest Income

    The decrease in interest income reflects higher weighted-average cash investments in 2020 compared to 2021 and lower interest rates in 2021.
Interest Expense
Interest expense was consistent with 2020.

IPO Litigation Expense
The three months ended September 30, 2020 included an accrued expense which reflected an estimated liability associated with the Initial Public Offering-related litigation.
Income Taxes
Income taxes were consistent with prior year.

Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020
The following table summarizes our historical results of operations for the nine months ended September 30, 2021 and 2020 (dollars in thousands):

	Nine Months Ended September 30,
	2021	2020	Change	%
Revenues:
Rental revenue	$420,586	$426,021	$(5,435)	(1.3)%
Observatory revenue	23,758	24,049	(291)	(1.2)%
Lease termination fees	15,949	1,575	14,374	912.6%
Third-party management and other fees	917	930	(13)	(1.4)%
Other revenues and fees	2,550	5,254	(2,704)	(51.5)%
Total revenues	463,760	457,829	5,931	1.3%
Operating expenses:
Property operating expenses	92,429	105,054	12,625	12.0%
Ground rent expenses	6,994	6,994	—	—%
General and administrative expenses	42,369	48,617	6,248	12.9%
Observatory expenses	16,226	18,087	1,861	10.3%
Real estate taxes	92,367	90,029	(2,338)	(2.6)%
Impairment charges	—	6,204	6,204	100.0%
Depreciation and amortization	155,339	143,609	(11,730)	(8.2)%
Total operating expenses	405,724	418,594	12,870	3.1%
Operating income	58,036	39,235	18,801	47.9%
Other income (expense):
Interest income	497	2,529	(2,032)	(80.3)%
Interest expense	(70,553)	(66,906)	(3,647)	(5.5)%
Loss on early extinguishment of debt	(214)	(86)	(128)	(148.8)%
IPO litigation expense	—	(1,165)	1,165	100.0%
Loss before income taxes	(12,234)	(26,393)	14,159	53.6%
Income tax benefit	3,271	2,794	477	17.1%
Net loss	(8,963)	(23,599)	14,636	62.0%
Private perpetual preferred unit distributions	(3,151)	(3,147)	(4)	(0.1)%
Net loss attributable to common unitholders	$(12,114)	$(26,746)	$14,632	54.7%

Rental Revenue

    The decrease in rental revenue was primarily driven by write-offs taken over the period.

 Observatory Revenue
Observatory revenues were slightly lower due to the COVID-19 pandemic, as the nine months to date September 30, 2020 results included the strong first quarter 2020, pre-COVID-19 performance. For the nine months ended September, 30, 2021, revenues have been growing with increased visitors due to the lifting of certain COVID-19 pandemic restrictions in the second quarter 2021.
Lease Termination Fees
Higher termination fees, primarily from one tenant, were earned in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.
Third-Party Management and Other Fees
    Management fee income was consistent with prior year.

Other Revenues and Fees
The decrease in other revenues and fees was due to higher bad debt recovery income received in the nine months ended September 30, 2020 and lower food and beverage sales and lower parking income due to the COVID-19 pandemic in the nine months ended September 30, 2021. The nine months ended September 30, 2020 also included a $0.8 million development project reimbursement.
Property Operating Expenses
The decrease in property operating expenses was primarily due to lower payroll costs, lower cleaning costs, lower repair and maintenance costs, and other lower operating expenses. The lower costs are primarily driven by lower tenant utilization in our buildings.

Ground Rent Expenses
    Ground rent expense was consistent with 2020.
General and Administrative Expenses
    The decrease in general and administrative expenses was primarily due to lower equity compensation expense and lower legal leasing costs. Also contributing to the decrease were higher severance costs recorded in the nine months ended September 30, 2020.
Observatory Expenses
The decrease in observatory expenses was driven by cost controls and reduced hours of operation instituted in response to reduced tourist demand due to COVID-19 reduced travel and international travel restrictions.
Real Estate Taxes
The increase in real estate taxes was primarily due to higher assessed values for multiple properties.
Impairment charge
The nine months ended September 30, 2020 included a $4.1 million write-off of prior expenditures on a Combined Heat Power/ Redundancy onsite power generation project in our real estate segment that was rendered economically unviable due to New York City’s Local Law 97 and from its measurement of carbon from natural gas combustion generates fines, and a $2.1 million write-off of prior expenditures on a build-to-suit development project in our real estate segment that was halted due to reconsideration by the user driven by the COVID-19 pandemic.
Depreciation and Amortization

    The increase in depreciation and amortization reflects tenant improvement write-offs primarily related to one tenant.

Interest Income

    The decrease in interest income reflects higher cash investments in 2020 compared to 2021 and lower interest rates in 2021.
Interest Expense
Interest expense increased due to higher deferred financing cost amortization reflecting higher deferred financing cost balances associated with new debt.
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
At September 30, 2021, we had $582.2 million available in cash and cash equivalents, and $850 million available under our unsecured revolving credit facility.
As of September 30, 2021, we had approximately $2.1 billion of total consolidated indebtedness outstanding, with a weighted average interest rate of 3.9% and a weighted average maturity of 7.4 years. As of September 30, 2021, excluding principal amortization, we have no outstanding debt maturing until November 2024. Our consolidated net debt to total market capitalization was 34.7% as of September 30, 2021.
Unsecured Revolving Credit and Term Loan Facilities
As described more fully in our Form 10-Q for the quarterly period ended March 31, 2021 (the "Q1 2021 10-Q"), in Q1 2021, we entered into an amended senior unsecured credit facility (the "Credit Facility") with Bank of America, N.A., as administrative agent and the other lenders party thereto. The Credit Facility is in the initial maximum principal amount of up to $1.065 billion, which consists of $850.0 million revolving credit facility that matures on March 31, 2025, and a $215.0 million term loan facility that matures on March 19, 2025. As of September 30, 2021, we had no borrowings under the revolving credit facility and $215.0 million under the term loan facility.
Additionally, as described more fully in the Q1 2021 10-Q, we have outstanding a senior unsecured term loan facility (the "Term Loan Facility") that we entered into on March 19, 2020 with Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto. The Term loan Facility is in the original principal amount of $175.0 million and matures on December 31, 2026. As of September 30, 2021, our borrowings amounted to $175.0 million under the Term Loan Facility.

The terms of both the Credit Facility and the Term Loan Facility include customary covenants, including limitations on liens, investment, distributions, debt, fundamental changes, and transactions with affiliates and require certain customary financial reports. Both facilities also require compliance with financial ratios including a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a minimum unencumbered interest coverage ratio, and a maximum unsecured leverage ratio. The agreements governing both facilities also contain customary events of default (subject in certain cases to specified cure periods), including but not limited to non-payment, breach of covenants, representations or warranties, cross defaults, bankruptcy or other insolvency events, judgments, ERISA events, invalidity of loan documents, loss of real estate investment trust qualification, and occurrence of a change of control. As of September 30, 2021, we were in compliance with the covenants.

Senior Unsecured Notes
    The terms of the senior unsecured notes include customary covenants, including limitations on liens, investment, distributions, debt, fundamental changes, and transactions with affiliates and require certain customary financial reports. It also requires compliance with financial ratios including a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a minimum unencumbered interest coverage ratio, and a maximum unsecured leverage ratio. The agreements also contain customary events of default (subject in certain cases to specified cure periods), including but not limited to non-payment, breach of covenants, representations or warranties, cross defaults, bankruptcy or other insolvency events, judgments, ERISA events, the occurrence of certain change of control transactions and loss of real estate investment trust qualification. As of September 30, 2021, we were in compliance with the covenants under the outstanding senior unsecured notes.

Financial Covenants

As of September 30, 2021, we were in compliance with the following financial covenants:

Financial covenant	Required	September 30, 2021	In Compliance
Maximum total leverage	< 60%	35.7%	Yes
Maximum secured debt	< 40%	13.0%	Yes
Minimum fixed charge coverage	> 1.50x	2.8x	Yes
Minimum unencumbered interest coverage	> 1.75x	5.2x	Yes
Maximum unsecured leverage	< 60%	28.7%	Yes

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

Office Properties(1)

	Nine Months Ended September 30,
Total New Leases, Expansions, and Renewals	2021	2020
Number of leases signed(2)	88	64
Total square feet	614,328	459,033
Leasing commission costs(3)	$10,507	$4,356
Tenant improvement costs(3)	36,737	20,486
Total leasing commissions and tenant improvement costs(3)	$47,244	$24,842
Leasing commission costs per square foot(3)	$17.10	$9.49
Tenant improvement costs per square foot(3)	59.80	44.63
Total leasing commissions and tenant improvement costs per square foot(3)	$76.90	$54.12
Retail Properties(4)

	Nine Months Ended September 30,
Total New Leases, Expansions, and Renewals	2021	2020
Number of leases signed(2)	7	7
Total square feet	16,382	50,990
Leasing commission costs(3)	$703	$1,997
Tenant improvement costs(3)	592	7,345
Total leasing commissions and tenant improvement costs(3)	$1,295	$9,342
Leasing commission costs per square foot(3)	$42.88	$39.16
Tenant improvement costs per square foot(3)	36.18	144.04
Total leasing commissions and tenant improvement costs per square foot(3)	$79.06	$183.20
_______________
(1)Excludes an aggregate of 504,402 and 506,453 rentable square feet of retail space in our Manhattan office properties in 2021 and 2020, respectively. Includes the Empire State Building broadcasting licenses and observatory operations.
(2)Presents a renewed and expansion lease as one lease signed.
(3)Presents all tenant improvement and leasing commission costs as if they were incurred in the period in which the lease was signed, which may be different than the period in which they were actually paid.
(4)Includes an aggregate of 504,402 and 506,453 rentable square feet of retail space in our Manhattan office properties in 2021 and 2020, respectively. Excludes the Empire State Building broadcasting licenses and observatory operations.

	Nine Months Ended September 30,
	2021	2020
Total Portfolio
Capital expenditures (1)	$15,552	$35,618
_______________
(1)Excludes tenant improvements and leasing commission costs.
As of September 30, 2021, we expect to incur additional costs relating to obligations under existing lease agreements of approximately $85.2 million for tenant improvements and leasing commissions. We intend to fund the tenant improvements and leasing commission costs through a combination of operating cash flow, cash on hand, additional property level mortgage financings and borrowings under the unsecured revolving credit facility.
Capital expenditures are considered part of both our short-term and long-term liquidity requirements. We intend to fund capital improvements through a combination of operating cash flow, cash on hand and borrowings under the unsecured revolving credit facility.

Contractual Obligations
Refer to our Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of our contractual obligations. There have been no material changes, outside the ordinary course of business, to these contractual obligations during the nine months ended September 30, 2021.
Off-Balance Sheet Arrangements
As of September 30, 2021, we did not have any off-balance sheet arrangements.
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
In 2020, we had a unique situation whereby we had no requirement to pay a dividend beyond the quarterly dividends paid in the first and second quarters of 2020 due to two primary factors: (i) the significant decline in revenue due to lower levels of observatory visitation, and (ii) ESRT had a net operating loss carryforward available to reduce the amount of REIT taxable income otherwise required to be distributed by ESRT to meet REIT requirements. After careful consideration and focus on long-term shareholder value creation and preservation of our balance sheet strength and flexibility, our management and the Board of Directors concluded the best course of action was to temporarily suspend our quarterly dividend and to activate our share repurchase program. During August 2020, we announced the suspension of our third and fourth quarter 2020 dividends to holders of ESRT's Class A common stock and Class B common stock and to holders of our Series ES, Series 250 and Series 60 operating partnership units and Series PR operating partnership units. During December 2020, we announced the continued dividend suspension for the first and second quarters of 2021. During May 2021, we announced our decision to reinstate the quarterly dividend, one quarter earlier than previously announced, driven by confidence in the New York City recovery and improvement in our results and liquidity. We declared a dividend of $0.035 per share for the third quarter of 2021, which equates to an annualized rate of $0.14 per share. The Board of Directors will continue its regular review of its dividend and capital allocation policies at each Board meeting.
As of September 30, 2021, our parent and general partner, Empire State Realty Trust, Inc., had net operating loss ("NOL") carryforwards that may be used in the future to reduce the amount otherwise required to be distributed by ESRT to meet REIT requirements. However, for federal income tax purposes, the NOL will not be able to offset more than 80% of ESRT’s REIT taxable income and, therefore, may not be able to reduce the amount required to be distributed by ESRT to meet REIT requirements to zero, except for the tax year ended December 31, 2020, of which ESRT was able to offset 100% of its taxable income in accordance with the Coronavirus Aid, Relief, and Economic Security (CARES) Act. The federal NOL may be carried forward indefinitely. Other limitations may apply to ESRT’s ability to use its NOL to offset taxable income.
Distribution to Securityholders
Distributions and dividends amounting to $22.6 million and $65.4 million have been made to securityholders for the nine months ended September 30, 2021 and 2020, respectively.

Stock and Publicly Traded Operating Partnership Unit Repurchase Program

    ESRT's Board of Directors authorized the repurchase of up to $500 million of ESRT Class A common stock and the Operating Partnership’s Series ES, Series 250 and Series 60 operating partnership units through December 31, 2021. Under the program, ESRT may purchase ESRT Class A common stock and we may purchase our Series ES, Series 250 and Series 60 operating partnership units in accordance with applicable securities laws from time to time in the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by ESRT and us at our discretion and will be subject to stock price, availability, trading volume and general market conditions. The authorization does not obligate ESRT or us to acquire any particular amount of securities, and the program may be suspended or discontinued at ESRT and our discretion without prior notice. re any particular amount of securities, and the program may be suspended or discontinued at our discretion without prior notice. See "Financial Statements - Note 9- Capital" for a summary of ESRT's purchases of equity securities in each of the three months ended September 30, 2021.

Cash Flows
Comparison of Nine Months Ended September 30, 2021 to the Nine Months Ended September 30, 2020
Net cash. Cash and cash equivalents and restricted cash were $621.0 million and $428.0 million, respectively, as of September 30, 2021 and 2020. The increase was primarily due to lower spending for capital expenditures, lower dividends paid and lower repurchases of common shares in 2021.
Operating activities. Net cash provided by operating activities increased by $3.4 million to $167.0 million for the nine months ended September 30, 2021 compared to $163.6 million for the nine months ended September 30, 2020, primarily due to changes in working capital.
Investing activities. Net cash used in investing activities decreased by $42.6 million to $70.8 million for the nine months ended September 30, 2021 compared to $113.4 million for the nine months ended September 30, 2020, due to lower capital expenditures.
Financing activities. Net cash used in financing activities decreased by $149.4 million to $43.2 million used in financing activities for the nine months ended September 30, 2021 compared to $106.2 million provided by financing activities for the nine months ended September 30, 2020, primarily due to $300.0 million of net proceeds from issuance of debt, partially offset by higher repurchases of common shares of $111.9 million and higher dividends and distributions of $42.8 million which occurred in the nine months ended September 30, 2020.

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

The following table presents a reconciliation of our net income, the most directly comparable GAAP measure, to NOI for the periods presented (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Net loss	$(10,183)	$(12,269)	$(8,963)	$(23,599)
Add:
General and administrative expenses	14,427	14,517	42,369	48,617
Depreciation and amortization	65,794	44,733	155,339	143,609
Interest expense	23,577	23,360	70,553	66,906
Loss on early extinguishment of debt	—	—	214	86
Income tax expense (benefit)	20	38	(3,271)	(2,794)
Impairment charges	—	1,259	—	5,360
IPO litigation expense	—	1,165	—	1,165
Less:
Third-party management and other fees	(314)	(283)	(917)	(930)
Interest income	(211)	(366)	(497)	(2,529)
Net operating income	$93,110	$72,154	$254,827	$235,891
Other Net Operating Income Data
Straight-line rental revenue	$3,087	$395	$13,197	$5,878
Net increase in rental revenue from the amortization of above-and below-market lease assets and liabilities	$4,244	$679	$5,615	$2,953
Amortization of acquired below-market ground leases	$1,957	$1,957	$5,873	$5,873

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
    The following table presents a reconciliation of our net income, the most directly comparable GAAP measure, to FFO, Modified FFO and Core FFO for the periods presented (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Net loss	$(10,183)	$(12,269)	$(8,963)	$(23,599)
Private perpetual preferred unit distributions	(1,050)	(1,050)	(3,151)	(3,147)
Real estate depreciation and amortization	64,565	43,029	151,149	138,555
Impairment charges	—	1,259	—	5,360
FFO attributable to common stockholders	53,332	30,969	139,035	117,169
Amortization of below-market ground leases	1,957	1,957	5,873	5,873
Modified FFO attributable to common stockholders	55,289	32,926	144,908	123,042

Loss on early extinguishment of debt	—	—	214	86
Severance expenses	—	805	—	3,813
IPO litigation expense	—	1,165	—	1,165
Core FFO attributable to common stockholders	$55,289	$34,896	$145,122	$128,106

Weighted average Operating Partnership units
Basic	277,716	280,940	277,829	285,640
Diluted	277,716	280,940	277,829	285,640

Factors That May Influence Future Results of Operations
Impact of COVID-19

    See "Overview" section.
Leasing
    We signed 0.9 million rentable square feet of new leases, expansions and lease renewals for the year ended December 31, 2020. During the nine months ended September 30, 2021, we signed 0.6 million rentable square feet of new leases, expansions and renewals.
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
    As of September 30, 2021, there were approximately 1.4 million rentable square feet of space in our portfolio available to lease (excluding leases signed but not yet commenced) representing 13.5% of the net rentable square footage of the properties in our portfolio. In addition, leases representing 2.3% and 5.5% of net rentable square footage of the properties in our portfolio will expire in 2021 and in 2022, respectively. These leases are expected to represent approximately 2.3% and 6.2%, respectively, of our annualized rent for such periods. Our revenues and results of operations can be impacted by expiring leases that are not renewed or re-leased or that are renewed or re-leased at base rental rates equal to, above or below the current average base rental rates. Further, our revenues and results of operations can also be affected by the costs we incur to re-lease available space, including payment of leasing commissions, redevelopments and build-to-suit remodeling that may not be borne by the tenant.
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
The Observatory hosted approximately 255,000 visitors in the third quarter of 2021, compared to 162,000 visitors in the second quarter of 2021 and 30,000 visitors in the third quarter of 2020. Our return of attendance to pre-COVID-19 levels is closely tied to national and international travel trends and these remain adversely impacted by developments around the COVID-19 pandemic.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. One of the principal market risks facing us is interest rate risk on our variable rate indebtedness. As of September 30, 2021, our floating rate debt of $125.0 million represented 2.5% of our total enterprise value.
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

    As of September 30, 2021, we have an interest rate LIBOR swap agreement with an aggregate notional value of $265.0 million, which fixes the LIBOR interest rate at 2.1485% and matures on August 24, 2022. This interest rate swap has been designated as a cash flow hedge and is deemed highly effective with a fair value of $(4.9) million which is included in accounts payable and accrued expenses on the condensed consolidated balance sheet as of September 30, 2021.

    Based on our floating rate debt balances, interest expense would have increased by approximately $0.9 million for the nine months ended September 30, 2021, if short-term interest rates had been 1% higher. As of September 30, 2021, the weighted average interest rate on the $2.0 billion of fixed-rate indebtedness outstanding was 3.91% per annum, with maturities at various dates through March 17, 2035.
As of September 30, 2021, the fair value of our outstanding debt was approximately $2.2 billion, which was approximately $44.3 million greater than the book value as of such date. Interest risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure.

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
    As of September 30, 2021, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of ESRT management, including ESRT's Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures at the end of the period covered by this report. Based on the foregoing, ESRT's Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including ESRT's Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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

Recent Sales of Unregistered Securities

     None

Recent Purchases of Equity Securities

Stock and Publicly Traded Operating Partnership Unit Repurchase Program

     On December 11, 2020, ESRT's Board of Directors authorized the repurchase of up to $500 million of our Class A common stock and the Operating Partnership’s Series ES, Series 250 and Series 60 operating partnership units through December 31, 2021. Under the program, ESRT may purchase our Class A common stock and we may purchase our Series ES, Series 250 and Series 60 operating partnership units in accordance with applicable securities laws from time to time in the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by ESRT and us at our discretion and will be subject to stock price, availability, trading volume and general market conditions. The authorization does not obligate ESRT or us to acquire any particular amount of securities, and the program may be suspended or discontinued at ESRT and our discretion without prior notice.

The following table summarizes ESRT's repurchases of equity securities in each of the months in the three month period ended September 30, 2021 under the repurchase program described above:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Approximate Dollar Value Available for Future Purchase (in thousands)
July 2021	—	$—	—	$496,467
August 2021	403,831	$10.54	403,831	$492,212
September 2021	221,771	$10.17	221,771	$489,958

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

EMPIRE STATE REALTY OP, L.P.
By: Empire State Realty Trust, Inc., its general partner

Date: November 5, 2021                            By:/s/ Christina Chiu
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial Officer)

Date: November 5, 2021                            By:/s/ Stephen V. Horn
    Senior Vice President, Chief Accounting
Officer
(Principal Accounting Officer)