Form 10-Q
period 2022-03-31
Empire State Realty OP, L.P.
filed 2022-05-05
CIK 1553079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2022

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

    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒
    As of May 2, 2022, there were 21,924,304 units of the Registrant Series ES operating partnership units outstanding, 5,787,683 units of the Series 60 operating partnership units outstanding, and 2,902,862 units of the Series 250 operating partnership units outstanding.

ITEM 1. FINANCIAL STATEMENTS
Empire State Realty OP, L.P.
Condensed Consolidated Balance Sheets
(amounts in thousands, except per unit amounts)

	March 31, 2022	December 31, 2021
ASSETS	(unaudited)
Commercial real estate properties, at cost:
Land	$336,278	$336,278
Development costs	8,162	8,131
Building and improvements	3,190,927	3,156,508
	3,535,367	3,500,917
Less: accumulated depreciation	(1,124,090)	(1,072,938)
Commercial real estate properties, net	2,411,277	2,427,979
Cash and cash equivalents	429,716	423,695
Restricted cash	52,951	50,943
Tenant and other receivables	17,800	18,647
Deferred rent receivables	226,565	224,922
Prepaid expenses and other assets	52,152	76,549
Deferred costs, net	197,602	202,437
Acquired below-market ground leases, net	334,946	336,904
Right of use assets	28,842	28,892
Goodwill	491,479	491,479
Total assets	$4,243,330	$4,282,447
LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable, net	$947,479	$948,769
Senior unsecured notes, net	973,426	973,373
Unsecured term loan facilities, net	388,365	388,223
Unsecured revolving credit facility	—	—
Accounts payable and accrued expenses	108,077	120,810
Acquired below-market leases, net	22,459	24,941
Ground lease liabilities	28,842	28,892
Deferred revenue and other liabilities	84,380	84,358
Tenants’ security deposits	28,270	28,749
Total liabilities	2,581,298	2,598,115
Commitments and contingencies
Capital:
Private perpetual preferred units:
Private perpetual preferred units, $13.52 liquidation preference, 4,664 issued and outstanding in 2022 and 2021, respectively	21,936	21,936
Private perpetual preferred units, $16.62 liquidation preference, 1,560 issued and outstanding in 2022 and 2021	8,004	8,004
Series PR operating partnership units:
ESRT partner's capital (2,815 and 2,812 general partner operating partnership units and 166,911 and 167,405 limited partner operating partnership units outstanding in 2022 and 2021, respectively)	978,421	998,128
Limited partners' interests (80,998 and 79,820 limited partner operating partnership units outstanding in 2022 and 2021, respectively)	648,004	649,157
Series ES operating partnership units 22,034 and 22,321 limited partner operating partnership units outstanding in 2022 and 2021, respectively)	(5,206)	(4,058)
Series 60 operating partnership units (5,821 and 5,885 limited partner operating partnership units outstanding in 2022 and 2022, respectively)	(1,695)	(1,395)
Series 250 operating partnership units (2,937 and 2,971 limited partner operating partnership units outstanding in 2022 and 2021, respectively)	(845)	(692)
Total Empire State Realty OP, L.P.'s capital	1,648,619	1,671,080
Non-controlling interest in other partnerships	13,413	13,252
Total capital	1,662,032	1,684,332
Total liabilities and capital	$4,243,330	$4,282,447
The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty OP, L.P.
Condensed Consolidated Statements of Operations
(unaudited)
(amounts in thousands, except per unit amounts)

	Three Months Ended March 31,
	2022	2021
Revenues:
Rental revenue	$147,514	$140,231
Observatory revenue	13,241	2,603
Lease termination fees	1,173	1,289
Third-party management and other fees	310	276
Other revenue and fees	1,796	905
Total revenues	164,034	145,304
Operating expenses:
Property operating expenses	38,644	30,279
Ground rent expenses	2,331	2,331
General and administrative expenses	13,686	13,853
Observatory expenses	6,215	4,588
Real estate taxes	30,004	31,447
Depreciation and amortization	67,106	44,457
Total operating expenses	157,986	126,955
Total operating income	6,048	18,349
Other income (expense):
Interest income	149	122
Interest expense	(25,014)	(23,554)
Loss on early extinguishment of debt	—	(214)
Loss before income taxes	(18,817)	(5,297)
Income tax benefit	1,596	2,106
Net loss	(17,221)	(3,191)
Private perpetual preferred unit distributions	(1,050)	(1,050)
Net loss attributable to non-controlling interest in other partnerships	63	—
Net loss attributable to common unitholders	$(18,208)	$(4,241)

Total weighted average units:
Basic	273,759	277,881
Diluted	273,759	277,881

Earnings per unit attributable to common unitholders:
Basic	$(0.07)	$(0.02)
Diluted	$(0.07)	$(0.02)

Dividends per unit	$0.035	$—

The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty OP, L.P.
Condensed Consolidated Statements of Comprehensive Loss
(unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2022	2021
Net loss	$(17,221)	$(3,191)
Other comprehensive income (loss):
Unrealized gain on valuation of interest rate swap agreements	9,763	59
Less: amount reclassified into interest expense	3,294	2,869
Other comprehensive income	13,057	2,928
Comprehensive loss	$(4,164)	$(263)

The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty OP, L.P.
Condensed Consolidated Statements of Capital
For The Three Months Ended March 31, 2022 and 2021
(unaudited)
(amounts in thousands)

			Series PR Operating Partnership Units				Series ES Operating Partnership Units Limited Partners		Series 60 Operating Partnership Units Limited Partners		Series 250 Operating Partnership Units Limited Partners
			General Partner		Limited Partners
	Private Perpetual Preferred Units	Private Perpetual Preferred Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Non-controlling Interest in Other Partnerships	Total Capital
Balance at December 31, 2021	6,224	$29,940	170,217	$998,128	79,820	$649,157	22,321	$(4,058)	5,884	$(1,395)	2,970	$(692)	$13,252	$1,684,332
Conversion of operating partnership units to ESRT Partner's Capital	—	—	573	1,497	(190)	(1,555)	(287)	40	(63)	12	(33)	6	—	—
Contributions from consolidated joint ventures	—	—	—	—	—	—	—	—	—	—	—	—	224	224
Repurchases of common units	—	—	(1,255)	(12,001)	—	—	—	—	—	—	—	—	—	(12,001)
Equity compensation	—	—	191	(61)	1,368	4,521	—	—	—	—	—	—	—	4,460
Distributions	—	(1,050)	—	(5,948)	—	(2,743)	—	(771)	—	(204)	—	(103)	—	(10,819)
Net income (loss)	—	1,050	—	(11,289)	—	(4,862)	—	(1,475)	—	(382)	—	(200)	(63)	(17,221)
Other comprehensive income	—	—	—	8,095	—	3,486	—	1,058	—	274	—	144	—	13,057
Balance at March 31, 2022	6,224	$29,940	169,726	$978,421	80,998	$648,004	22,034	$(5,206)	5,821	$(1,695)	2,937	$(845)	$13,413	$1,662,032

			Series PR Operating Partnership Units				Series ES Operating Partnership Units Limited Partners		Series 60 Operating Partnership Units Limited Partners		Series 250 Operating Partnership Units Limited Partners
			General Partner		Limited Partners
	Private Perpetual Preferred Units	Private Perpetual Preferred Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Non-controlling Interest in Other Partnerships	Total Capital
Balance at December 31, 2020	6,224	$29,940	171,565	$1,055,249	80,355	$648,543	23,678	$(1,348)	6,424	$(721)	3,255	$(356)	—	$1,731,307
Conversion of operating partnership units to ESRT Partner's Capital	—	—	1,066	2,662	(342)	(2,746)	(408)	38	(171)	25	(145)	21	—	—
Repurchases of common units	—	—	(383)	(3,533)	—	—	—	—	—	—	—	—	—	(3,533)
Equity compensation	—	—	84	(76)	643	4,810	—	—	—	—	—	—	—	4,734
Distributions	—	(1,050)	—	—	—	—	—	—	—	—	—	—	—	(1,050)
Net income (loss)	—	1,050	—	(2,621)	—	(1,119)	—	(356)	—	(98)	—	(47)	—	(3,191)
Other comprehensive income	—	—	—	1,814	—	766	—	248	—	67	—	33	—	2,928
Balance at March 31, 2021	6,224	$29,940	172,332	$1,053,495	80,656	$650,254	23,270	$(1,418)	6,253	$(727)	3,110	$(349)	$—	$1,731,195

The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty OP, L.P.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2022	2021
Cash Flows From Operating Activities
Net loss	$(17,221)	$(3,191)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	67,106	44,457
Amortization of non-cash items within interest expense	14,593	2,733
Amortization of acquired above- and below-market leases, net	(1,784)	(654)
Amortization of acquired below-market ground leases	1,958	1,958
Straight-lining of rental revenue	(2,595)	(6,347)
Equity based compensation	4,460	4,734
Loss on early extinguishment of debt	—	214
Increase (decrease) in cash flows due to changes in operating assets and liabilities:
Security deposits	(478)	(2,550)
Tenant and other receivables	847	4,792
Deferred leasing costs	(14,525)	(3,243)
Prepaid expenses and other assets	27,018	26,755
Accounts payable and accrued expenses	(12,661)	(3,302)
Deferred revenue and other liabilities	975	7,044
Net cash provided by operating activities	67,693	73,400
Cash Flows From Investing Activities
Development costs	(31)	(98)
Additions to building and improvements	(34,945)	(20,714)
Net cash used in investing activities	(34,976)	(20,812)

The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty OP, L.P.
Condensed Consolidated Statements of Cash Flows (continued)
(unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2022	2021
Cash Flows From Financing Activities
Repayment of mortgage notes payable	(2,092)	(1,008)
Deferred financing costs	—	(7,539)
Contributions from consolidated joint ventures	224	—
Repurchases of common units	(12,001)	(3,533)
Distributions	(10,819)	(1,050)
Net cash used in financing activities	(24,688)	(13,130)
Net increase in cash and cash equivalents and restricted cash	8,029	39,458
Cash and cash equivalents and restricted cash—beginning of period	474,638	567,939
Cash and cash equivalents and restricted cash—end of period	$482,667	$607,397

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$423,695	$526,714
Restricted cash at beginning of period	50,943	41,225
Cash and cash equivalents and restricted cash at beginning of period	$474,638	$567,939

Cash and cash equivalents at end of period	$429,716	$567,102
Restricted cash at end of period	52,951	40,295
Cash and cash equivalents and restricted cash at end of period	$482,667	$607,397

Supplemental disclosures of cash flow information:
Cash paid for interest	$19,655	$19,239
Cash paid for income taxes	$93	$13

Non-cash investing and financing activities:
Building and improvements included in accounts payable and accrued expenses	$57,072	$60,536
Write-off of fully depreciated assets	4,744	4,853
Derivative instruments at fair values included in prepaid expenses and other assets	45	—
Derivative instruments at fair values included in accounts payable and accrued expenses	13,290	7,450
Conversion of limited partners' operating partnership units to ESRT partner's capital	1,497	2,662

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
    Empire State Realty OP, L.P. (the "Operating Partnership") is the entity through which Empire State Realty Trust, Inc. (“ESRT”), a self-administered and self-managed real estate investment trust ("REIT"), conducts all of its business and owns (either directly or through subsidiaries) substantially all of its assets. We own and manage a well-positioned property portfolio of office, retail and multifamily assets in Manhattan and the greater New York metropolitan area. As the owner of the Empire State Building, the World’s Most Famous Building, ESRT also owns and operates its iconic, newly reimagined Observatory Experience. As of March 31, 2022, our total portfolio contained 10.1 million rentable square feet of office, retail and multifamily space. We owned 14 office properties (including three long-term ground leasehold interests) encompassing approximately 9.4 million rentable square feet of office space. Nine of these properties are located in the midtown Manhattan market and aggregate approximately 7.6 million rentable square feet of office space, including the Empire State Building. Our Manhattan office properties also contain an aggregate of approximately 0.5 million rentable square feet of retail space on their ground floor and/or contiguous levels. Our remaining five office properties are located in Fairfield County, Connecticut and Westchester County, New York, encompassing in the aggregate approximately 1.8 million rentable square feet. The majority of square footage for these five properties is located in densely populated metropolitan communities with immediate access to mass transportation. Additionally, we have entitled land at the Stamford Transportation Center in Stamford, Connecticut, adjacent to one of our office properties, that will support the development of an approximately 0.4 million rentable square foot office building and garage. As of March 31, 2022, our portfolio included four standalone retail properties located in Manhattan and two standalone retail properties located in the city center of Westport, Connecticut, encompassing approximately 0.2 million rentable square feet in the aggregate. Additionally, at March 31, 2022, our portfolio included two multifamily properties totaling 625 units.

    We were organized as a Delaware limited partnership on November 28, 2011 and operations commenced upon completion of the initial public offering of ESRT’s Class A common stock and related formation transactions on October 7, 2013. ESRT, as the sole general partner in our company, has responsibility and discretion in the management and control of our company, and our limited partners, in such capacity, have no authority to transact business for, or participate in the management activities, of our company. As of March 31, 2022, ESRT owned approximately 60.3% of our operating partnership units.
2. Summary of Significant Accounting Policies
    There have been no material changes to the summary of significant accounting policies included in the section entitled "Summary of Significant Accounting Policies" in our December 31, 2021 Annual Report on Form 10-K.

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
    The results of operations for the periods presented are not necessarily indicative of the results that may be expected for the corresponding full years. These financial statements should be read in conjunction with the financial statements and accompanying notes included in the financial statements for the year ended December 31, 2021 contained in our Annual Report on Form 10-K. We do not consider our business to be subject to material seasonal fluctuations, except that our observatory business is subject to tourism seasonality and currently impacted by the Coronavirus 19 ("COVID-19") pandemic. Historically prior to the COVID-19 pandemic, approximately 16.0% to 18.0% of our annual observatory revenue was realized in the first quarter, 26.0% to 28.0% was realized in the second quarter, 31.0% to 33.0% was realized in the third quarter and 23.0% to 25.0% was realized in the fourth quarter.

    We consolidate entities in which we have a controlling financial interest.  In determining whether we have a controlling financial interest in a partially owned entity and the requirement to consolidate the accounts of that entity, we consider factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partners/members.  For variable interest entities ("VIE"), we consolidate the entity if we are deemed to have a variable interest in the entity and through that interest we are deemed the primary beneficiary. The primary beneficiary of a VIE is the entity that has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. The primary beneficiary is required to consolidate the VIE. We had no VIEs as of March 31, 2022 and December 31, 2021.
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
3. Deferred Costs, Acquired Lease Intangibles and Goodwill
    Deferred costs, net, consisted of the following as of March 31, 2022 and December 31, 2021 (amounts in thousands):

	March 31, 2022	December 31, 2021
Leasing costs	$215,278	$211,189
Acquired in-place lease value and deferred leasing costs	162,870	166,491
Acquired above-market leases	30,509	33,289
	408,657	410,969
Less: accumulated amortization	(217,702)	(215,764)
Total deferred costs, net, excluding net deferred financing costs	$190,955	$195,205
    At March 31, 2022 and December 31, 2021, $6.6 million and $7.2 million, respectively, of net deferred financing costs associated with the unsecured revolving credit facility was included in deferred costs, net on the condensed consolidated balance sheets.
    Amortization expense related to deferred leasing costs and acquired deferred leasing costs was $7.0 million and $5.6 million for the three months ended March 31, 2022 and 2021, respectively. Amortization expense related to acquired lease intangibles was $4.2 million and $1.7 million for the three months ended March 31, 2022 and 2021, respectively.

    Amortizing acquired intangible assets and liabilities consisted of the following as of March 31, 2022 and December 31, 2021 (amounts in thousands):

	March 31, 2022	December 31, 2021
Acquired below-market ground leases	$396,916	$396,916
Less: accumulated amortization	(61,970)	(60,012)
Acquired below-market ground leases, net	$334,946	$336,904

	March 31, 2022	December 31, 2021
Acquired below-market leases	$(65,329)	$(65,403)
Less: accumulated amortization	42,870	40,462
Acquired below-market leases, net	$(22,459)	$(24,941)

    Rental revenue related to the amortization of below-market leases, net of above-market leases, was $1.8 million and $0.7 million for the three months ended March 31, 2022 and 2021, respectively.

    As of March 31, 2022, we had goodwill of $491.5 million. Goodwill was allocated $227.5 million to the observatory reportable segment and $264.0 million to the real estate reportable segment.

    In compliance with the requirements of authorities, we closed the Empire State Building observatory on March 16, 2020 due to the COVID-19 pandemic and it remained closed until the 86th floor observation deck was reopened on July 20, 2020. The 102nd observation deck was reopened on August 24, 2020. The closure of our observatory and subsequent reopening under international, national, and local travel restrictions and quarantines caused us during the quarter ended June 30, 2020, and each subsequent quarter, to choose to perform an impairment test related to goodwill. We engaged a third-party valuation consulting firm to perform the valuation process. The analysis used a combination of the discounted cash flow method (a form of the income approach) utilizing Level 3 unobservable inputs and the guideline company method (a form of the market approach). Significant assumptions under the former included revenue and cost projections, weighted average cost of capital, long-term growth rate and income tax considerations while the latter included guideline company enterprise values, revenue multiples and control premium rates. Our methodology to review goodwill impairment, which included a significant amount of judgment and estimates, provided a reasonable basis to determine whether impairment had occurred. Based upon the results of the goodwill impairment test of the standalone observatory reporting unit, which is after the intercompany rent expense paid to the Real Estate reporting unit, we determined that the fair value of the observatory reporting unit exceeded its carrying value by less than 15.0%.  Many of the factors employed in determining whether or not goodwill is impaired are outside of our control, and it is reasonably likely that assumptions and estimates will change in future periods.  We will continue to assess the impairment of the observatory reporting unit goodwill going forward, and that continued assessment may again utilize a third-party valuation consulting firm.
4. Debt
    Debt consisted of the following as of March 31, 2022 and December 31, 2021 (amounts in thousands):

	Principal Balance		As of March 31, 2022
	March 31, 2022	December 31, 2021	Stated Rate	Effective Rate(1)	Maturity Date(2)
Mortgage debt collateralized by:
Fixed rate mortgage debt
Metro Center	$84,432	$85,032	3.59%	3.69%	11/5/2024
10 Union Square	50,000	50,000	3.70%	3.97%	4/1/2026
1542 Third Avenue	30,000	30,000	4.29%	4.53%	5/1/2027
First Stamford Place(3)	180,000	180,000	4.28%	4.71%	7/1/2027
1010 Third Avenue and 77 West 55th Street	36,463	36,670	4.01%	4.24%	1/5/2028
250 West 57th Street	180,000	180,000	2.83%	3.19%	12/1/2030
10 Bank Street	30,851	31,091	4.23%	4.37%	6/1/2032
383 Main Avenue(4)	30,000	30,000	4.44%	4.56%	6/30/2032
1333 Broadway	160,000	160,000	4.21%	4.29%	2/5/2033
345 East 94th Street - Series A	43,600	43,600	70.0% of LIBOR plus 0.95%	3.56%	11/1/2030
345 East 94th Street - Series B	8,321	8,650	LIBOR plus 2.24%	3.56%	11/1/2030
561 10th Avenue - Series A	114,500	114,500	70.0% of LIBOR plus 1.07%	3.85%	11/1/2033
561 10th Avenue - Series B	18,535	19,250	LIBOR plus 2.45%	3.85%	11/1/2033
Total mortgage debt	966,702	968,793
Senior unsecured notes:(5)
Series A	100,000	100,000	3.93%	3.96%	3/27/2025
Series B	125,000	125,000	4.09%	4.12%	3/27/2027
Series C	125,000	125,000	4.18%	4.21%	3/27/2030
Series D	115,000	115,000	4.08%	4.11%	1/22/2028
Series E	160,000	160,000	4.26%	4.27%	3/22/2030
Series F	175,000	175,000	4.44%	4.45%	3/22/2033
Series G	100,000	100,000	3.61%	4.89%	3/17/2032
Series H	75,000	75,000	3.73%	5.00%	3/17/2035
Unsecured term loan facility (5)	215,000	215,000	LIBOR plus 1.20%	3.54%	3/19/2025
Unsecured revolving credit facility (5)	—	—	LIBOR plus 1.30%	—	3/31/2025
Unsecured term loan facility (5)	175,000	175,000	LIBOR plus 1.50%	3.80%	12/31/2026
Total principal	2,331,702	2,333,793
Deferred financing costs, net	(14,045)	(14,881)
Unamortized debt discount	(8,387)	(8,547)
Total	$2,309,270	$2,310,365
______________

(1)The effective rate is the yield as of March 31, 2022 and includes the stated interest rate, deferred financing cost amortization and interest associated with variable to fixed interest rate swap agreements.
(2)Pre-payment is generally allowed for each loan upon payment of a customary pre-payment penalty.
(3)Represents a $164 million mortgage loan bearing interest at 4.09% and a $16 million loan bearing interest at 6.25%.
(4)Ownership of 383 Main Avenue was transferred to the lender during April 2022.
(5)At March 31, 2022, we were in compliance with all debt covenants.

Principal Payments
    Aggregate required principal payments at March 31, 2022 are as follows (amounts in thousands):

Year	Amortization	Maturities	Total
2022	$5,965	$—	$5,965
2023	10,130	—	10,130
2024	10,424	77,675	88,099
2025	8,523	315,000	323,523
2026	9,030	225,000	234,030
Thereafter (1)	39,601	1,630,354	1,669,955
Total	$83,673	$2,248,029	$2,331,702
______________
(1)Includes $30 million of mortgage debt on 383 Main Avenue that was discharged in April 2022.

Deferred Financing Costs
    Deferred financing costs, net, consisted of the following at March 31, 2022 and December 31, 2021 (amounts in thousands):

	March 31, 2022	December 31, 2021
Financing costs	$44,637	$44,637
Less: accumulated amortization	(23,946)	(22,525)
Total deferred financing costs, net	$20,691	$22,112
    Amortization expense related to deferred financing costs was $1.4 million and $1.2 million for the three months ended March 31, 2022 and 2021, respectively.

Unsecured Revolving Credit and Term Loan Facilities

    On March 31, 2021, we entered into a second amendment to an existing credit agreement ("Amended Credit Agreement") that governs an amended senior unsecured credit facility (the "Credit Facility") with Bank of America, N.A., as administrative agent and the other lenders party thereto. The Amended Credit Agreement amended the amended and restated credit agreement dated August 29, 2017 by and among the parties named therein. The Credit Facility is in the initial maximum principal amount of up to $1.065 billion, which consists of $850.0 million revolving credit facility that matures on March 31, 2025, and a $215.0 million term loan facility that matures on March 19, 2025. As of March 31, 2022, we had no borrowings under the revolving credit facility and $215.0 million under the term loan facility.

    On March 19, 2020, we entered into a senior unsecured term loan facility (the “Term Loan Facility”) with Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto. The Term Loan Facility is in the original principal amount of $175.0 million and matures on December 31, 2026. We may request the Term Loan Facility be increased through one or more increases or the addition of new pari passu term loan tranches, for a maximum aggregate principal amount not to exceed $225 million. As of March 31, 2022, our borrowings amounted to $175.0 million under the Term Loan Facility.

    The terms of both the Credit Facility and the Term Loan Facility include customary covenants, including limitations on liens, investment, distributions, debt, fundamental changes, and transactions with affiliates and require certain customary financial reports. Both facilities also require compliance with financial ratios including a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a minimum unencumbered interest coverage ratio, and a maximum unsecured leverage ratio. The agreements governing both facilities also contain customary events of default (subject in certain cases to specified cure periods), including but not limited to non-payment, breach of covenants, representations or warranties, cross defaults, bankruptcy or other insolvency events, judgments, ERISA events, invalidity of loan documents, loss of real estate investment trust qualification, and occurrence of a change of control. As of March 31, 2022, we were in compliance with these covenants.

Senior Unsecured Notes
    The terms of the senior unsecured notes include customary covenants, including limitations on liens, investment, distributions, debt, fundamental changes, and transactions with affiliates and require certain customary financial reports. It also requires compliance with financial ratios including a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a minimum unencumbered interest coverage ratio, and a maximum unsecured leverage ratio. The agreements also contain customary events of default (subject in certain cases to specified cure periods), including but not limited to non-payment, breach of covenants, representations or warranties, cross defaults, bankruptcy or other insolvency events, judgments, ERISA events, the occurrence of certain change of control transactions and loss of real estate investment trust qualification. As of March 31, 2022, we were in compliance with these covenants.
5. Accounts Payable and Accrued Expenses
    Accounts payable and accrued expenses consisted of the following as of March 31, 2022 and December 31, 2021 (amounts in thousands):

	March 31, 2022	December 31, 2021
Accrued capital expenditures	$57,072	$49,247
Accounts payable and accrued expenses	32,342	41,664
Interest rate swaps liability	13,290	25,308
Accrued interest payable	4,328	3,460
Due (from) to affiliated companies	1,045	1,131
Total accounts payable and accrued expenses	$108,077	$120,810

6. Financial Instruments and Fair Values
Derivative Financial Instruments
    We use derivative financial instruments primarily to manage interest rate risk and such derivatives are not considered speculative. These derivative instruments are typically in the form of interest rate swap and forward agreements, and the primary objective is to minimize interest rate risks associated with investing and financing activities. The counterparties of these arrangements are major financial institutions with which we may also have other financial relationships. We are exposed to credit risk in the event of non-performance by these counterparties; however, we currently do not anticipate that any of the counterparties will fail to meet its obligations.

    We have agreements with our derivative counterparties that contain a provision where if we either default or are capable of being declared in default on any of our indebtedness, then we could also be declared in default on our derivative obligations. As of March 31, 2022, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $14.3 million. If we had breached any of these provisions at March 31, 2022, we could have been required to settle our obligations under the agreements at their termination value of $14.3 million.

    As of March 31, 2022 and December 31, 2021, we had interest rate LIBOR swaps and caps with an aggregate notional value of $451.3 million. The notional value does not represent exposure to credit, interest rate or market risks. As of March 31, 2022, the fair value of our interest rate swaps amounted to $0.05 million, which is included in prepaid assets and other expenses and $(13.3) million which is included in accounts payable and accrued expenses on the condensed consolidated balance sheet. As of December 31, 2021, the fair value of our interest rate swaps amounted to $(25.3) million, which is included in accounts payable and accrued expenses on the condensed consolidated balance sheet. These interest rate swaps have been designated as cash flow hedges and hedge the variability in future cash flows associated with our existing variable-rate term loan facilities. Interest rate caps not designated as hedges are not speculative and are used to manage our exposure to interest rate movements, but do not meet the strict hedge accounting requirements.

    As of March 31, 2022 and 2021, our cash flow hedges are deemed highly effective and a net unrealized gain (loss) of $13.1 million and $2.9 million for the three months ended March 31, 2022 and 2021, respectively, relating to both active and terminated hedges of interest rate risk, are reflected in the condensed consolidated statements of comprehensive income (loss). Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the debt. We estimate that $(7.0) million net loss of the current balance held in accumulated other comprehensive loss will be reclassified into interest expense within the next 12 months.
    The table below summarizes the terms of agreements and the fair values of our derivative financial instruments as of March 31, 2022 and December 31, 2021 (dollar amounts in thousands):

						March 31, 2022		December 31, 2021
Derivative	Notional Amount	Receive Rate	Pay Rate	Effective Date	Expiration Date	Asset	Liability	Asset	Liability
Interest rate swap	$265,000	1 Month LIBOR	2.1485%	August 31, 2017	August 24, 2022	$—	$(1,193)	$—	$(3,184)
Interest rate swap	36,820	70% of 1 Month LIBOR	2.5000%	December 1, 2021	November 1, 2030	—	(2,503)	—	(4,527)
Interest rate swap	103,790	70% of 1 Month LIBOR	2.5000%	December 1, 2021	November 1, 2033	—	(9,417)	—	(15,945)
Interest rate swap	10,710	70% of 1 Month LIBOR	1.7570%	December 1, 2021	November 1, 2033	—	(177)	—	(754)
Interest rate swap	19,008	1 Month LIBOR	2.2540%	December 1, 2021	November 1, 2030	45	—	—	(898)
Interest rate cap	6,780	70% of 1 Month LIBOR	4.5000%	December 1, 2021	October 1, 2024	16	—	5	—
Interest rate cap	9,188	1 Month LIBOR	5.5000%	December 1, 2021	October 1, 2024	32	—	8	—
						$93	$(13,290)	$13	$(25,308)
    The table below shows the effect of our derivative financial instruments designated as cash flow hedges on accumulated other comprehensive income (loss) for the three months ended March 31, 2022 and 2021 (amounts in thousands):

	Three months ended
Effects of Cash Flow Hedges	March 31, 2022	March 31, 2021
Amount of gain (loss) recognized in other comprehensive income (loss)	$9,763	$59
Amount of loss reclassified from accumulated other comprehensive loss into interest expense	(3,294)	(2,869)
    The table below shows the effect of our derivative financial instruments designated as cash flow hedges on the condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021 (amounts in thousands):

	Three months ended
Effects of Cash Flow Hedges	March 31, 2022	March 31, 2021
Total interest expense presented in the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded	$(25,014)	$(23,554)
Amount of loss reclassified from accumulated other comprehensive loss into interest expense	(3,294)	(2,869)

Fair Valuation

    The estimated fair values at March 31, 2022 and December 31, 2021 were determined by management, using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

    The fair values of our mortgage notes payable, senior unsecured notes - Series A, B, C, D, E, F, G and H - unsecured term loan facilities and unsecured revolving credit facility which are determined using Level 3 inputs are estimated by discounting the future cash flows using current interest rates at which similar borrowings could be made by us.

    The following tables summarize the carrying and estimated fair values of our financial instruments as of March 31, 2022 and December 31, 2021 (amounts in thousands):

	March 31, 2022
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Interest rate swaps included in prepaid expenses and other assets	$45	$45	$—	$45	$—
Interest rate swap included in accounts payable and accrued expenses	13,290	13,290	—	13,290	—
Mortgage notes payable	947,479	899,295	—	—	899,295
Senior unsecured notes - Series A, B, C, D, E, F, G and H	973,426	940,347	—	—	940,347
Unsecured term loan facilities	388,365	390,000	—	—	390,000

	December 31, 2021
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Interest rate swap included in accounts payable and accrued expenses	$25,308	$25,308	$—	$25,308	$—
Mortgage notes payable	948,769	960,933	—	—	960,933
Senior unsecured notes - Series A, B, C, D, E, F, G and H	973,373	994,389	—	—	994,389
Unsecured term loan facilities	388,223	390,000	—	—	390,000
    Disclosure about the fair value of financial instruments is based on pertinent information available to us as of March 31, 2022 and December 31, 2021. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

7. Leases

Lessor
    We lease various spaces to tenants over terms ranging from one to 21 years. Certain leases have renewal options for additional terms. The leases provide for base monthly rentals and reimbursements for real estate taxes, escalations linked to the consumer price index or common area maintenance known as operating expense escalation. Operating expense reimbursements are reflected in our March 31, 2022 and 2021 condensed consolidated statements of operations as rental revenue.

Rental revenue includes fixed and variable payments. Fixed payments primarily relate to base rent and variable payments primarily relate to tenant expense reimbursements for certain property operating costs. The components of rental revenue for the three months ended March 31, 2022 and 2021 are as follows (amounts in thousands):

	Three months ended
Rental revenue	March 31, 2022	March 31, 2021
Fixed payments	$133,401	$125,773
Variable payments	14,113	14,458
Total rental revenue	$147,514	$140,231

As of March 31, 2022, we were entitled to the following future contractual minimum lease payments (excluding operating expense reimbursements) on non-cancellable operating leases to be received which expire on various dates through 2039 (amounts in thousands):

Remainder of 2022	$364,322
2023	487,353
2024	453,394
2025	418,762
2026	377,593
Thereafter	1,716,190
$3,817,614

The above future minimum lease payments exclude tenant recoveries and the net accretion of above and below market lease intangibles. Some leases are subject to termination options generally upon payment of a termination fee. The preceding table is prepared assuming such options are not exercised.
Lessee
    We determine if an arrangement is a lease at inception. Our operating lease agreements relate to three ground lease assets and are reflected in right-of-use assets of $28.8 million and lease liabilities of $28.8 million in our consolidated balance sheets as of March 31, 2022. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Variable lease payments are excluded from the right-of-use assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred.
    The ground leases are due to expire between the years 2050 and 2077, inclusive of extension options, and have no variable payments or residual value guarantees. As our leases do not provide an implicit rate, we determined our incremental borrowing rate based on information available at the date of adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842), in determining the present value of lease payments. The weighted average incremental borrowing rate used to calculate the right-of-use assets and lease liabilities as of March 31, 2022 was 4.5%. Rent expense for lease payments related to our operating leases is recognized on a straight-line basis over the non-cancellable term of the leases. The weighted average remaining lease term as of March 31, 2022 was 48.1 years.

    As of March 31, 2022, the following table summarizes our future minimum lease payments discounted by our incremental borrowing rates to calculate the lease liabilities of our leases (amounts in thousands):

Remainder of 2022	$1,139
2023	1,518
2024	1,518
2025	1,518
2026	1,518
Thereafter	63,744
Total undiscounted cash flows	70,955
Present value discount	(42,113)
Ground lease liabilities	$28,842

8. Commitments and Contingencies
Legal Proceedings
    Except as described below, as of March 31, 2022, we were not involved in any material litigation, nor, to our knowledge, was any material litigation threatened against us or our properties, other than routine litigation arising in the ordinary course of business such as disputes with tenants. We believe that the costs and related liabilities, if any, which may result from such actions will not materially affect our condensed consolidated financial position, operating results or liquidity.
    As previously disclosed, in October 2014, 12 former investors (the "Claimants") in Empire State Building Associates L.L.C. (“ESBA”), which prior to the initial public offering of our company (the "Offering") owned the fee title to the Empire State Building, filed an arbitration with the American Arbitration Association against Peter L. Malkin, Anthony E. Malkin, Thomas N. Keltner, Jr., and our subsidiary ESRT MH Holdings LLC, the former supervisor of ESBA (the "Respondents"). The statement of claim (also filed later in federal court in New York for the expressed purpose of tolling the statute of limitations) alleges breach of fiduciary duty and related claims in connection with the Offering and formation transactions and seeks monetary damages and declaratory relief. Claimants had opted out of a prior class action bringing similar claims that was settled with court approval. Respondents filed an answer and counterclaims. In March 2015, the federal court action was stayed on consent of all parties pending the arbitration. Arbitration hearings started in May 2016 and concluded in August 2018. On August 26, 2020, the arbitration panel issued an award that denied all Claimants’ claims with one exception, on which it awarded Claimants approximately $1.2 million, inclusive of seven years of interest through October 2, 2020. This amount was recorded as an IPO litigation expense in the consolidated statement of operations for the year ended December 31, 2020.
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
Unfunded Capital Expenditures
    At March 31, 2022, we estimate that we will incur approximately $102.9 million of capital expenditures (including tenant improvements and leasing commissions) on our properties pursuant to existing lease agreements. We expect to fund these capital expenditures with operating cash flow, additional property level mortgage financings, our unsecured credit facility, cash on hand and other borrowings. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs. We expect that these financing requirements will be met in a similar fashion.
Concentration of Credit Risk
    Financial instruments that subject us to credit risk consist primarily of cash and cash equivalents, restricted cash, short-term investments, tenant and other receivables and deferred rent receivables. At March 31, 2022, we held on deposit at various major financial institutions cash and cash equivalents and restricted cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation.
Asset Retirement Obligations
    We are required to accrue costs that we are legally obligated to incur on retirement of our properties which result from acquisition, construction, development and/or normal operation of such properties. Retirement includes sale, abandonment or disposal of a property. Under that standard, a conditional asset retirement obligation represents a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within a company’s control and a liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated. Environmental site assessments and investigations have identified asbestos or asbestos-containing building materials in certain of our properties. As of March 31, 2022, management has no plans to remove or alter these properties in a manner that would trigger federal and other applicable regulations for asbestos removal, and accordingly, the obligations to remove the asbestos or asbestos-containing building materials from these properties have indeterminable settlement dates. As such, we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligation. However, ongoing asbestos abatement, maintenance programs and other required documentation are carried out as required and related costs are expensed as incurred.
Other Environmental Matters
    Certain of our properties have been inspected for soil contamination due to pollutants, which may have occurred prior to our ownership of these properties or subsequently in connection with its development and/or its use. Required remediation to such properties has been completed, and as of March 31, 2022, management believes that there are no obligations related to environmental remediation other than maintaining the affected sites in conformity with the relevant authority’s mandates and filing the required documents. All such maintenance costs are expensed as incurred. We expect that resolution of the environmental matters relating to the above will not have a material impact on our business, assets, consolidated financial condition, results of operations or liquidity. However, we cannot be certain that we have identified all environmental liabilities at our properties, that all necessary remediation actions have been or will be undertaken at our properties or that we will be indemnified, in full or at all, in the event that such environmental liabilities arise.
Insurance Coverage
    We carry insurance coverage on our properties of types and in amounts with deductibles that we believe are in line with coverage customarily obtained by owners of similar properties.
9. Capital
    As of March 31, 2022, there were 168,731,507 share of Class A common stock 994,837 shares of Class B common stock and 111,791,527 operating partnership units outstanding, of which 169,726,344, or 60.3%, were owned by ESRT and 111,791,527, or 39.7%, were owned by other partners, including ESRT directors, members of senior management and other employees.
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
    The vesting period for LTIP units, if any, will be determined at the time of issuance. Under the terms of the LTIP units, we will revalue for tax purposes its assets upon the occurrence of certain specified capital events, and any increase in valuation from the time of one such event to the next such event will be allocated first to the holders of LTIP units to equalize the capital accounts of such holders with the capital accounts of unitholders. Subject to any agreed upon exceptions, once vested and having achieved parity with unitholders, LTIP units are convertible into Series PR operating partnership units on a one-for-one basis.
     LTIP units subject to time-based vesting, whether vested or not, receive per unit distributions as operating partnership units, which equal per share dividends (both regular and special) on our common stock. Market and performance-based LTIPs receive 10% of such distributions currently, unless and until such LTIP units are earned based on performance, at which time they will receive the accrued and unpaid 90% and will commence receiving 100% of such distributions thereafter.

Stock and Publicly Traded Operating Partnership Unit Repurchase Program
    ESRT's Board of Directors authorized the repurchase of up to $500 million of ESRT Class A common stock and the Operating Partnership’s Series ES, Series 250 and Series 60 operating partnership units from January 1, 2022 through December 31, 2023. Under the program, ESRT may purchase ESRT Class A common stock and we may purchase our Series ES, Series 250 and Series 60 operating partnership units in accordance with applicable securities laws from time to time in the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by ESRT and us and will be subject to stock price, availability, trading volume, general market conditions, and applicable securities laws The authorization does not obligate ESRT or us to acquire any particular amount of securities, and the program may be suspended or discontinued at ESRT and our discretion without prior notice.

    The following table summarizes ESRT's purchases of equity securities in each of the three months ended March 31, 2022:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Approximate Dollar Value Available for Future Purchase (in thousands)
January 2022	483,180	$9.52	483,180	$495,399
February 2022	50,000	$9.12	50,000	$494,943
March 2022	721,860	$9.62	721,860	$487,999

Private Perpetual Preferred Units
    As of March 31, 2022, there were 4,664,038 Series 2019 Preferred Units ("Series 2019 Preferred Units") and 1,560,360 Series 2014 Private Perpetual Preferred Units ("Series 2014 Preferred Units") outstanding. The Series 2019 Preferred Units have a liquidation preference of $13.52 per unit and are entitled to receive cumulative preferential annual cash distributions of $0.70 per unit payable in arrears on a quarterly basis. The Series 2014 Preferred Units which have a liquidation preference of $16.62 per unit and are entitled to receive cumulative preferential annual cash distributions of $0.60 per unit payable in arrears on a quarterly basis. Both series are not redeemable at the option of the holders and are redeemable at our option only in the case of specific defined events.

Distributions
    Total distributions paid to OP unitholders were $9.8 million and $0.0 million for the three months ended March 31, 2022 and 2021. Total distributions paid to preferred unitholders were $1.1 million and $1.1 million for the three months ended March 31, 2022 and 2021, respectively.
Incentive and Share-Based Compensation
    The Plans provide for grants to directors, employees and consultants consisting of stock options, restricted stock, dividend equivalents, stock payments, performance shares, LTIP units, stock appreciation rights and other incentive awards. An aggregate of 11.0 million shares of ESRT common stock is authorized for issuance under awards granted pursuant to the 2019 Plan, and as of March 31, 2022, 6.1 million shares of ESRT common stock remain available for future issuance.
In March 2022, we made grants of LTIP units to executive officers under the 2019 Plan, including a total of 412,689 LTIP units that are subject to time-based vesting, 694,383 LTIP units that are subject to market-based vesting and 515,369 units that are subject to performance-based vesting with fair market values of $3.2 million, $3.9 million and $3.1 million respectively. In March 2022, we made grants of LTIP units and restricted stock to certain other employees under the 2019 Plan, including a total of 240,156 LTIP units and 210,212 shares of restricted stock that are subject to time-based vesting, 85,772 LTIP units that are subject to market-based vesting and 63,574 LTIP units that are subject to performance-based vesting, with fair market values of $2.1 million and $2.0 million, respectively, for the time-based vesting awards, $0.6 million for the market-based vesting awards and $0.5 million for the performance-based vesting awards. The awards subject to time-based vesting vest ratably over four years, subject generally to the grantee's continued employment, with the first installment vesting on January 1, 2023. The vesting of the LTIP units subject to market-based vesting is based on the achievement of relative total stockholder return hurdles over a three-year performance period, commencing on January 1, 2022. The vesting of the LTIP units subject to performance-based vesting is based on the achievement of (i) operational metrics over a one-year performance period, subject to a three-year absolute TSR modifier, and (ii) environmental, social and governance ("ESG") metrics over a three-year performance period, in each case, commencing on January 1, 2022. Following the completion of the respective performance periods, our Compensation and Human Capital Committee will determine the number of LTIP units to which the grantee is entitled based on our performance relative to the performance hurdles set forth in the LTIP unit award agreements the grantee entered in connection with the award grant. These units then vest in two equal installments on January 1, 2025 and January 1, 2026, subject generally to the grantee's continued employment on those dates.

In March 2022, we also made one-time additional grants of LTIP units and restricted stock to an executive officer and certain other employees under the 2019 Plan. At such time, we granted the executive officer 112,612 LTIP units that are subject to time-based vesting and we granted to certain other employees a total of 84,475 LTIP units and 18,380 shares of restricted stock that are subject to time-based vesting, with a fair market value of $1.7 million and $0.2 million, respectively. These awards are subject to time-based vesting and vest over five years, subject generally to the grantee's continued employment. The first installment vests 30% on January 1, 2025, the second installment vests 30% on January 1, 2026 and the remainder of 40% will vest on January 1, 2027.

In 2022 and prior years, our named executive officers could elect to receive their annual incentive bonus in any combination of (i) cash or vested LTIPs at the face amount of such bonus or (ii) time-vesting LTIPs which would vest over three years, subject to continued employment, at a premium over such face amount (120% for awards granted in 2021 and 2022; 125% for years prior to 2021). In March 2022, we made grants of LTIP units to executive officers under the 2019 Plan in connection with the 2021 bonus election program. We granted to executive officers a total of 470,860 LTIP units that are subject to time-based vesting with a fair market value of $3.7 million. Of these LTIP units, 53,980 LTIP units vested immediately on the grant date and 416,880 LTIP units vest ratably over three years from January 1, 2022, subject generally to the grantee's continued employment. The first installment vests on January 1, 2023, and the remainder will vest thereafter in two equal annual installments.

Share-based compensation for time-based equity awards is measured at the fair value of the award on the date of grant and recognized as an expense on a straight-line basis over the shorter of (i) the stated vesting period, which is generally three, four or five years, or (ii) the period from the date of grant to the date the employee becomes retirement eligible, which may occur upon grant. An employee is retirement eligible when the employee attains the (i) age of 65 and (ii) the date on which the employee has first completed ten years of continuous service with us or our affiliates. Share-based compensation for market-based equity awards and performance-based equity awards is measured at the fair value of the award on the date of grant and recognized as an expense on a straight-line basis over three or four years. Additionally, for the performance-based equity awards, we assess, at each reporting period, whether it is probable that the performance conditions will be satisfied. Changes in estimate are accounted for in the period of change through a cumulative catch-up adjustment.

    For the market-based LTIP units, the fair value of the awards was estimated using a Monte Carlo Simulation model and discounted for the restriction period during which the LTIP units cannot be redeemed or transferred and the uncertainty regarding if, and when, the book capital account of the LTIP units will equal that of the common units.  Our stock price, along with the prices of the comparative indexes, is assumed to follow the Geometric Brownian Motion Process.  Geometric Brownian Motion is a common assumption when modeling in financial markets, as it allows the modeled quantity (in this case the stock price) to vary randomly from its current value and take any value greater than zero.  The volatilities of the returns on our stock price and the comparative indexes were estimated based on implied volatilities and historical volatilities using an appropriate look-back period.  The expected growth rate of the stock prices over the performance period is determined with consideration of the risk-free rate as of the grant date.  For LTIP unit awards that are time or performance based, the fair value of the awards was estimated based on the fair value of our stock at the grant date discounted for the restriction period during which the LTIP units cannot be redeemed or transferred and the uncertainty regarding if, and when, the book capital account of the LTIP units will equal that of the common units.  For restricted stock awards, we estimate the stock compensation expense based on the fair value of the stock at the grant date. Additionally, for performance-based awards, we recognize expense respective to the number of awards we expect to vest at the conclusion of the measurement period. We perform this assessment each reporting period.

    LTIP units and ESRT restricted stock issued during the three months ended March 31, 2022 were valued at $21.0 million. The weighted average per unit or share fair value was $7.21 for grants issued in 2022. The fair value per unit or share granted in 2022 was estimated on the respective dates of grant using the following assumptions: an expected life from 2.0 to 5.3 years, a dividend rate of 2.0%, a risk-free interest rate from 1.4% to 2.0%, and an expected price volatility from 37.0% to 53.0%.     No other stock options, dividend equivalents, or stock appreciation rights were issued or outstanding in 2022.
    The following is a summary of ESRT restricted stock and LTIP unit activity for the three months ended March 31, 2022:

	Restricted Stock	Time-based LTIPs	Market-based LTIPs	Performance-based LTIPs	Weighted Average Grant Fair Value
Unvested balance at December 31, 2021	214,408	2,499,592	5,039,134	—	$7.02
Vested	(67,654)	(851,335)	—	—	10.36
Granted	228,592	1,320,792	780,155	578,943	7.21
Forfeited or unearned	(9,830)	—	(1,311,839)	—	7.20
Unvested balance at March 31, 2022	365,516	2,969,049	4,507,450	578,943	$6.69

    The time-based LTIPs and ESRT restricted stock awards are treated for accounting purposes as immediately vested upon the later of (i) the date the grantee attains the age of 60 or 65, as applicable, and (ii) the date on which grantee has first completed ten years of continuous service with our company or its affiliates. For award agreements that qualify, we recognize noncash compensation expense on the grant date for the time-based awards and ratably over the vesting period for the market-based and performance-based awards, and accordingly, we recognized $1.0 million and $1.0 million for the three months ended March 31, 2022 and 2021, respectively. Unrecognized compensation expense was $0.8 million at March 31, 2022, which will be recognized over a weighted average period of 3.8 years.
    For the remainder of the LTIP unit and ESRT restricted stock awards, we recognize noncash compensation expense ratably over the vesting period, and accordingly, we recognized noncash compensation expense of $3.5 million and $3.8 million for the three months ended March 31, 2022 and 2021, respectively. Unrecognized compensation expense was $40.7 million at March 31, 2022, which will be recognized over a weighted average period of 2.8 years.

Earnings Per Unit
    Earnings per unit for the three months ended March 31, 2022 and 2021 is computed as follows (amounts in thousands, except per share amounts):

	Three Months Ended
	March 31, 2022	March 31, 2021
Numerator:
Net loss	$(17,221)	$(3,191)
Private perpetual preferred unit distributions	(1,050)	(1,050)
Net loss attributable to non-controlling interests in other partnerships	63	—
Earnings allocated to unvested units	(89)	—
Net loss attributable to common unitholders – basic and diluted	$(18,297)	$(4,241)

Denominator:
Weighted average units outstanding – basic	273,759	277,881
Effect of dilutive securities:
Stock-based compensation plans	—	—
Weighted average units outstanding –- diluted	273,759	277,881

Earnings per share:
Basic	$(0.07)	$(0.02)
Diluted	$(0.07)	$(0.02)
    There were 194 and 316 antidilutive shares and LTIP units for the three months ended March 31, 2022 and 2021.
10. Related Party Transactions
Supervisory Fee Revenue

    We earned supervisory fees from entities affiliated with Anthony E. Malkin, our Chairman, President and Chief Executive Officer, of $0.2 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively. These fees are included within third-party management and other fees.
Property Management Fee Revenue
    We earned property management fees from entities affiliated with Anthony E. Malkin of $0.1 million and $0.04 million for the three months ended March 31, 2022 and 2021, respectively. These fees are included within third-party management and other fees.

Other
     We receive rent generally at the market rental rate for 5,447 square feet of leased space from entities affiliated with Anthony E. Malkin at one of our properties. Under the lease, the tenant has the right to cancel such lease without special payment on 90 days’ notice. We also have a shared use agreement with such tenant, to occupy a portion of the leased premises as the office location for Peter L. Malkin, our chairman emeritus and employee, utilizing approximately 15% of the space, for which we pay to such tenant an allocable pro rata share of the cost. We also have agreements with these entities and excluded properties and businesses to provide them with general computer-related support services. Total revenue aggregated $0.1 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively.

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

    The following tables provide components of segment net income (loss) for each segment for the three months ended March 31, 2022 and 2021 (amounts in thousands):

	Three Months Ended March 31, 2022
	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Rental revenue	$147,514	$—	$—	$147,514
Intercompany rental revenue	10,620	—	(10,620)	—
Observatory revenue	—	13,241	—	13,241
Lease termination fees	1,173	—	—	1,173
Third-party management and other fees	310	—	—	310
Other revenue and fees	1,796	—	—	1,796
Total revenues	161,413	13,241	(10,620)	164,034
Operating expenses:
Property operating expenses	38,644	—	—	38,644
Intercompany rent expense	—	10,620	(10,620)	—
Ground rent expense	2,331	—	—	2,331
General and administrative expenses	13,686	—	—	13,686
Observatory expenses	—	6,215	—	6,215
Real estate taxes	30,004	—	—	30,004
Depreciation and amortization	67,071	35	—	67,106
Total operating expenses	151,736	16,870	(10,620)	157,986
Total operating income	9,677	(3,629)	—	6,048
Other income (expense):
Interest income	149	—	—	149
Interest expense	(25,014)	—	—	(25,014)
Loss before income taxes	(15,188)	(3,629)	—	(18,817)
Income tax (expense) benefit	(144)	1,740	—	1,596
Net loss	$(15,332)	$(1,889)	$—	$(17,221)
Segment assets	$3,998,791	$244,539	$—	$4,243,330
Expenditures for segment assets	$38,884	$291	$—	$39,175

	Three Months Ended March 31, 2021
	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Rental revenue	$140,231	$—	$—	$140,231
Intercompany rental revenue	4,932	—	(4,932)	—
Observatory revenue	—	2,603	—	2,603
Lease termination fees	1,289	—	—	1,289
Third-party management and other fees	276	—	—	276
Other revenue and fees	905	—	—	905
Total revenues	147,633	2,603	(4,932)	145,304
Operating expenses:
Property operating expenses	30,279	—	—	30,279
Intercompany rent expense	—	4,932	(4,932)	—
Ground rent expense	2,331	—	—	2,331
General and administrative expenses	13,853	—	—	13,853
Observatory expenses	—	4,588	—	4,588
Real estate taxes	31,447	—	—	31,447
Depreciation and amortization	44,419	38	—	44,457
Total operating expenses	122,329	9,558	(4,932)	126,955
Total operating income	25,304	(6,955)	—	18,349
Other income (expense):
Interest income	120	2	—	122
Interest expense	(23,554)	—	—	(23,554)
Loss on early extinguishment of debt	(214)	—	—	(214)
Income (loss) before income taxes	1,656	(6,953)	—	(5,297)
Income tax (expense) benefit	(283)	2,389	—	2,106
Net income (loss)	$1,373	$(4,564)	$—	$(3,191)
Segment assets	$3,910,152	$241,371	$—	$4,151,523
Expenditures for segment assets	$23,331	$4	$—	$23,335

12. Subsequent Events
    None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context otherwise requires or indicates, references in this section to “we,” “our,” and “us” refer to our company and its consolidated subsidiaries. The following discussion related to our consolidated financial statements should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2021.
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

The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: (i) economic, market, political and social impact of, and uncertainty relating to, the COVID-19 pandemic; (ii) a failure of conditions or performance regarding any event or transaction described herein, (iii) resolution of legal proceedings involving the Company; (iv) reduced demand for office, multifamily or retail space, including as a result of the COVID-19 pandemic and/or hybrid work schedules which allow work from remote locations other than the employer's office premises; (v) changes in our business strategy; (vi) changes in technology and market competition that affect utilization of our office, retail, broadcast or other facilities; (vii) changes in domestic or international tourism, including due to health crises such as the COVID-19 pandemic, geopolitical events, including global hostilities, currency exchange rates, and/or competition from recently opened observatories in New York City, any or all of which may cause a decline in observatory visitors; (viii) defaults on, early terminations of, or non-renewal of, leases by tenants; (ix) increases in the Company’s borrowing costs as a result of changes in interest rates and other factors, including the phasing out of LIBOR after 2021; (x) declining real estate valuations and impairment charges; (xi) termination of our ground leases; (xii) changes in our ability to pay down, refinance, restructure or extend our indebtedness as it becomes due and potential limitations on our ability to borrow additional funds in compliance with drawdown conditions and financial covenants; (xiii) decreased rental rates or increased vacancy rates; (xiv) our failure to execute any newly planned capital project successfully or on the anticipated timeline or at the anticipated costs; (xv) difficulties in identifying and completing acquisitions; (xvi) risks related to our development projects (including our Metro Tower development site); (xvii) impact of changes in governmental regulations, tax laws and rates and similar matters; (xviii) our failure to qualify as a REIT; (xix) environmental uncertainties and risks related to climate change, adverse weather conditions, rising sea levels and natural disasters; and (xx) accuracy of our methodologies and estimates regarding ESG metrics and goals, tenant willingness and ability to collaborate in reporting ESG metrics and meeting ESG goals, and the impact of governmental regulation on our ESG efforts. For a further discussion of these and other factors that could impact the Company's future results, performance or transactions, see the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q, and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, and other risks described in documents subsequently filed by the Company from time to time with the Securities and Exchange Commission.

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

Overview
Empire State Realty OP, L.P. is the entity through which ESRT, a self-administered and self-managed REIT, conducts all of its business and owns (either directly or through subsidiaries) substantially all of its assets. We own and manage a well-positioned property portfolio of office, retail and multifamily assets in Manhattan and the greater New York metropolitan area. As the owner of the Empire State Building, the World’s Most Famous Building, ESRT also owns and operates its iconic, newly reimagined Observatory Experience.
Highlights for the three months ended March 31, 2022

•Incurred net loss of $18.2 million and achieved Core Funds From Operations ("Core FFO") of $49.2 million.
•Total portfolio 87.0% leased, New York City office portfolio 88.6% leased.

•Signed a total of 318,646 rentable square feet of new, renewal, and expansion leases.

•Empire State Building observatory revenue was $13.2 million and observatory NOI was $7.0 million for the first quarter of 2022.
•Repurchased $23.3 million of our common stock at a weighted average price of $9.34 per share in the first quarter and through April 21, 2022. Since the stock repurchase program began on March 5, 2020 through April 21, 2022, approximately $215 million at a weighted average price of $8.67 per share has been repurchased.

Results of Operations
Overview
    The discussion below relates to our financial condition and results of operations for the three months ended March 31, 2022 and 2021, respectively.

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021
The following table summarizes our historical results of operations for the three months ended March 31, 2022 and 2021 (dollars in thousands):

	Three Months Ended March 31,
	2022	2021	Change	%
Revenues:
Rental revenue	$147,514	$140,231	$7,283	5.2%
Observatory revenue	13,241	2,603	10,638	408.7%
Lease termination fees	1,173	1,289	(116)	(9.0)%
Third-party management and other fees	310	276	34	12.3%
Other revenues and fees	1,796	905	891	98.5%
Total revenues	164,034	145,304	18,730	12.9%
Operating expenses:
Property operating expenses	38,644	30,279	(8,365)	(27.6)%
Ground rent expenses	2,331	2,331	—	—%
General and administrative expenses	13,686	13,853	167	1.2%
Observatory expenses	6,215	4,588	(1,627)	(35.5)%
Real estate taxes	30,004	31,447	1,443	4.6%
Depreciation and amortization	67,106	44,457	(22,649)	(50.9)%
Total operating expenses	157,986	126,955	(31,031)	(24.4)%
Operating income	6,048	18,349	(12,301)	(67.0)%
Other income (expense):
Interest income	149	122	27	22.1%
Interest expense	(25,014)	(23,554)	(1,460)	(6.2)%
Loss on early extinguishment of debt	—	(214)	214	100.0%
Loss before income taxes	(18,817)	(5,297)	(13,520)	(255.2)%
Income tax benefit	1,596	2,106	(510)	24.2%
Net loss	(17,221)	(3,191)	(14,030)	(439.7)%
Private perpetual preferred unit distributions	(1,050)	(1,050)	—	—%
Net loss attributable to non-controlling interests in other partnerships	63	—	63	100.0%
Net loss attributable to common unitholders	$(18,208)	$(4,241)	$(13,967)	(329.3)%

Rental Revenue

    The increase in rental revenue reflects additional below market lease amortization, net and the inclusion of revenue from our recently acquired multifamily properties.

 Observatory Revenue

Observatory revenues were higher driven by increased visitation
Other Revenues and Fees
The increase in other revenues and fees was due to higher food and beverage sales, parking income, bad debt recovery income and other income.
Property Operating Expenses
The increase in property operating expenses reflect higher payroll, utilities, repairs and maintenance, cleaning and other operating expenses, and the inclusion of operating expenses from our recently acquired multifamily properties.
Observatory Expenses
The increase in observatory expenses was driven by increased operating hours, which increased variable costs such as labor, union, security, cleaning and maintenance costs.

Real Estate Taxes
Lower real estate taxes were attributable to the overall reduction in property assessment values due to the impact of COVID-19.
Depreciation and Amortization

    The increase in depreciation and amortization reflects accelerated depreciation at one property due to an impairment charge taken in the fourth quarter of 2021 and additional depreciation from our recently acquired multifamily properties.
Interest Expense
The increase reflects additional interest expense from our recently acquired multifamily properties.
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
At March 31, 2022, we had $429.7 million available in cash and cash equivalents, and $850 million available under our unsecured revolving credit facility.
As of March 31, 2022, we had approximately $2.3 billion of total consolidated indebtedness outstanding, with a weighted average interest rate of 3.9% and a weighted average maturity of 7.2 years. As of March 31, 2022, excluding principal amortization, we have no outstanding debt maturing until November 2024. Our consolidated net debt to total market capitalization was 40.0% as of March 31, 2022.

Unsecured Revolving Credit and Term Loan Facilities
On March 31, 2021, we entered into a second amendment to an existing credit agreement ("Amended Credit Agreement") that governs an amended senior unsecured credit facility (the "Credit Facility") with Bank of America, N.A., as administrative agent and the other lenders party thereto. The Amended Credit Agreement amended the amended and restated

credit agreement dated August 29, 2017 by and among the parties named therein. The Credit Facility is in the initial maximum principal amount of up to $1.065 billion, which consists of $850.0 million revolving credit facility that matures on March 31, 2025, and a $215.0 million term loan facility that matures on March 19, 2025. As of March 31, 2022, we had no borrowings under the revolving credit facility and $215.0 million under the term loan facility.

    On March 19, 2020, we entered into a senior unsecured term loan facility (the “Term Loan Facility”) with Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto. The Term loan Facility is in the original principal amount of $175.0 million and matures on December 31, 2026. We may request the Term Loan Facility be increased through one or more increases or the addition of new pari passu term loan tranches, for a maximum aggregate principal amount not to exceed $225 million. As of March 31, 2022, our borrowings amounted to $175.0 million under the Term Loan Facility.

The terms of both the Credit Facility and the Term Loan Facility include customary covenants, including limitations on liens, investment, distributions, debt, fundamental changes, and transactions with affiliates and require certain customary financial reports. Both facilities also require compliance with financial ratios including a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a minimum unencumbered interest coverage ratio, and a maximum unsecured leverage ratio. The agreements governing both facilities also contain customary events of default (subject in certain cases to specified cure periods), including but not limited to non-payment, breach of covenants, representations or warranties, cross defaults, bankruptcy or other insolvency events, judgments, ERISA events, invalidity of loan documents, loss of real estate investment trust qualification, and occurrence of a change of control. As of March 31, 2022, we were in compliance with the covenants.

Mortgage Debt
As of March 31, 2022, mortgage notes payable amounted to $966.7 million. The first maturity is in 2024. See Note 4 - Debt for more information on mortgage debt.

Senior Unsecured Notes

The terms of the senior unsecured notes include customary covenants, including limitations on liens, investment, distributions, debt, fundamental changes, and transactions with affiliates and require certain customary financial reports. It also requires compliance with financial ratios including a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a minimum unencumbered interest coverage ratio, and a maximum unsecured leverage ratio. The agreements also contain customary events of default (subject in certain cases to specified cure periods), including but not limited to non-payment, breach of covenants, representations or warranties, cross defaults, bankruptcy or other insolvency events, judgments, ERISA events, the occurrence of certain change of control transactions and loss of real estate investment trust qualification. As of March 31, 2022, we were in compliance with the covenants under the outstanding senior unsecured notes.

Financial Covenants
As of March 31, 2022, we were in compliance with the following financial covenants:

Financial covenant	Required	March 31, 2022	In Compliance
Maximum total leverage	< 60%	38.9%	Yes
Maximum secured debt	< 40%	15.9%	Yes
Minimum fixed charge coverage	> 1.50x	2.8x	Yes
Minimum unencumbered interest coverage	> 1.75x	5.2x	Yes
Maximum unsecured leverage	< 60%	30.3%	Yes

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

Office Properties(1)

	Three months ended March 31,
Total New Leases, Expansions, and Renewals	2022	2021
Number of leases signed(2)	42	25
Total square feet	317,633	170,757
Leasing commission costs(3)	$6,258	$3,473
Tenant improvement costs(3)	21,047	12,782
Total leasing commissions and tenant improvement costs(3)	$27,305	$16,255
Leasing commission costs per square foot(3)	$19.70	$20.34
Tenant improvement costs per square foot(3)	66.26	74.85
Total leasing commissions and tenant improvement costs per square foot(3)	$85.96	$95.19
Retail Properties(4)

	Three months ended March 31,
Total New Leases, Expansions, and Renewals	2022	2021
Number of leases signed(2)	2	1
Total square feet	1,013	1,060
Leasing commission costs(3)	$36	$31
Tenant improvement costs(3)	—	—
Total leasing commissions and tenant improvement costs(3)	$36	$31
Leasing commission costs per square foot(3)	$35.54	$29.37
Tenant improvement costs per square foot(3)	—	—
Total leasing commissions and tenant improvement costs per square foot(3)	$35.54	$29.37
_______________
(1)Excludes an aggregate of 504,953 and 504,284 rentable square feet of retail space in our Manhattan office properties in 2022 and 2021, respectively. Includes the Empire State Building broadcasting licenses and observatory operations.
(2)Presents a renewed and expansion lease as one lease signed.
(3)Presents all tenant improvement and leasing commission costs as if they were incurred in the period in which the lease was signed, which may be different than the period in which they were actually paid.
(4)Includes an aggregate of 504,953 and 504,284 rentable square feet of retail space in our Manhattan office properties in 2022 and 2021, respectively. Excludes the Empire State Building broadcasting licenses and observatory operations.

	Three months ended March 31,
	2022	2021
Total Portfolio
Capital expenditures (1)	$10,138	$3,662
_______________
(1)Excludes tenant improvements and leasing commission costs.
As of March 31, 2022, we expect to incur additional costs relating to obligations under existing lease agreements of approximately $102.9 million for tenant improvements and leasing commissions. We intend to fund the tenant improvements and leasing commission costs through a combination of operating cash flow, cash on hand, additional property level mortgage financings and borrowings under the unsecured revolving credit facility.
Capital expenditures are considered part of both our short-term and long-term liquidity requirements. We intend to fund capital improvements through a combination of operating cash flow, cash on hand and borrowings under the unsecured revolving credit facility.
Off-Balance Sheet Arrangements
As of March 31, 2022, we did not have any off-balance sheet arrangements.
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
Distribution to Equity Holders
Distributions and dividends amounting to $10.8 million and $1.1 million have been made to equity holders for the three months ended March 31, 2022 and 2021, respectively.

Stock and Publicly Traded Operating Partnership Unit Repurchase Program

    ESRT's Board of Directors authorized the repurchase of up to $500 million of ESRT Class A common stock and the Operating Partnership’s Series ES, Series 250 and Series 60 operating partnership units through December 31, 2023. Under the program, ESRT may purchase ESRT Class A common stock and we may purchase our Series ES, Series 250 and Series 60 operating partnership units in accordance with applicable securities laws from time to time in the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by ESRT and us at our discretion and will be subject to stock price, availability, trading volume and general market conditions. The authorization does not obligate ESRT or us to acquire any particular amount of securities, and the program may be suspended or discontinued at ESRT and our discretion without prior notice. re any particular amount of securities, and the program may be suspended or discontinued at our discretion without prior notice. See "Financial Statements - Note 9. Capital" for a summary of ESRT's purchases of equity securities in each of the three months ended March 31, 2022.

Cash Flows
Comparison of Three Months Ended March 31, 2022 to the Three Months Ended March 31, 2021
Net cash. Cash and cash equivalents and restricted cash were $482.7 million and $607.4 million, respectively, as of March 31, 2022 and 2021. The decrease was primarily due to the acquisition of real estate property at the end of 2021 and higher spending for capital expenditures, higher repurchases of common shares and higher dividends paid in 2022.
Operating activities. Net cash provided by operating activities decreased by $5.7 million to $67.7 million primarily due to changes in working capital.
Investing activities. Net cash used in investing activities increased by $14.2 million to $35.0 million due to higher capital expenditures.
Financing activities. Net cash used in financing activities increased by $11.6 million to $24.7 million primarily due to higher repurchases of common shares and higher dividends and distributions.

Net Operating Income ("NOI")
    Our financial reports include a discussion of property net operating income, or NOI. NOI is a non-GAAP financial measure of performance. NOI is used by our management to evaluate and compare the performance of our properties and to determine trends in earnings and to compute the fair value of our properties as it is not affected by: (i) the cost of funds of the property owner, (ii) the impact of depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets that are included in net income computed in accordance with GAAP, (iii) acquisition expenses, loss on early extinguishment of debt and loss from derivative financial instruments, or (iv) general and administrative expenses and other gains and losses that are specific to the property owner. The cost of funds is eliminated from NOI because it is specific to the particular financing capabilities and constraints of the owner and because it is dependent on historical interest rates and other costs of capital as well as past decisions made by us regarding the appropriate mix of capital which may have changed or may change in the future. Depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets are eliminated because they may not accurately represent the actual change in value in our office or retail properties that result from use of the properties or changes in market conditions. While certain aspects of real property do decline in value over time in a manner that is reasonably captured by depreciation and amortization, the value of the properties as a whole have historically increased or decreased as a result of changes in overall economic conditions instead of from actual use of the property or the passage of time. Gains and losses from the sale of real property vary from property to property and are affected by market conditions at the time of sale which will usually change from period to period. These gains and losses can create distortions when comparing one period to another or when comparing our operating results to the operating results of other real estate companies that have not made similarly-timed purchases or sales. We believe that eliminating these costs from net income is useful to investors because the resulting measure captures the actual revenue, generated and actual expenses incurred in operating our properties as well as trends in occupancy rates, rental rates and operating costs.

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

The following table presents a reconciliation of our net income, the most directly comparable GAAP measure, to NOI for the periods presented (amounts in thousands):

	Three months ended March 31,
	2022	2021
	(unaudited)
Net loss	$(17,221)	$(3,191)
Add:
General and administrative expenses	13,686	13,853
Depreciation and amortization	67,106	44,457
Interest expense	25,014	23,768
Income tax expense (benefit)	(1,596)	(2,106)
Less:
Third-party management and other fees	(310)	(276)
Interest income	(149)	(122)
Net operating income	$86,530	$76,383
Other Net Operating Income Data
Straight-line rental revenue	$2,595	$6,347
Net increase in rental revenue from the amortization of above-and below-market lease assets and liabilities	$1,784	$654
Amortization of acquired below-market ground leases	$1,958	$1,958

Funds from Operations ("FFO")
    We present below a discussion of FFO. We compute FFO in accordance with the “White Paper” on FFO published by the National Association of Real Estate Investment Trusts, or NAREIT, which defines FFO as net income (loss) (determined in accordance with GAAP), excluding impairment write-off of investments in depreciable real estate and investments in in-substance real estate investments, gains or losses from debt restructurings and sales of depreciable operating properties, plus real estate-related depreciation and amortization (excluding amortization of deferred financing costs), less distributions to non-controlling interests and gains/losses from discontinued operations and after adjustments for unconsolidated partnerships and joint ventures. FFO is a widely recognized non-GAAP financial measure for REITs that we believe, when considered with financial statements determined in accordance with GAAP, is useful to investors in understanding financial performance and providing a relevant basis for comparison among REITs. In addition, we believe FFO is useful to investors as it captures features particular to real estate performance by recognizing that real estate has generally appreciated over time or maintains residual value to a much greater extent than do other depreciable assets. Investors should review FFO, along with GAAP net income, when trying to understand an equity REIT’s operating performance. We present FFO because we consider it an important supplemental measure of our operating performance and believe that it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs. However, because FFO excludes depreciation and amortization and captures neither the changes in the value of our properties that result from use or market conditions nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effect and could materially impact our results of operations, the utility of FFO as a measure of performance is limited. There can be no assurance that FFO presented by us is comparable to similarly titled measures of other REITs. FFO does not represent cash generated from operating activities and should not be considered as an alternative to net income (loss) determined in accordance with GAAP or to cash flow from operating activities determined in accordance with GAAP. FFO is not indicative of cash available to fund ongoing cash needs, including the ability to make cash distributions. Although FFO is a measure used for comparability in assessing the performance of REITs, as the NAREIT White Paper only provides guidelines for computing FFO, the computation of FFO may vary from one company to another.

Modified Funds From Operations ("Modified FFO")
    Modified FFO adds back an adjustment for any above or below-market ground lease amortization to traditionally defined FFO. We believe this a useful supplemental measure in evaluating our operating performance due to the non-cash accounting treatment under GAAP, which stems from the third quarter 2014 acquisition of two option properties following our formation transactions as they carry significantly below market ground leases, the amortization of which is material to our overall results. We present Modified FFO because we believe it is an important supplemental measure of our operating performance in that it adds back the non-cash amortization of below-market ground leases. There can be no assurance that Modified FFO presented by us is comparable to similarly titled measures of other REITs. Modified FFO does not represent cash generated from operating activities and should not be considered as an alternative to net income (loss) determined in accordance with GAAP or to cash flow from operating activities determined in accordance with GAAP. Modified FFO is not indicative of cash available to fund ongoing cash needs, including the ability to make cash distributions.

Core Funds From Operations
    Core FFO adds back to Modified FFO the following items: IPO litigation expense, severance expenses and loss on early extinguishment of debt. The company believes Core FFO is an important supplemental measure of its operating performance because it excludes items associated with its IPO and formation transactions and other non-recurring items. There can be no assurance that Core FFO presented by the company is comparable to similarly titled measures of other REITs. Core FFO does not represent cash generated from operating activities and should not be considered as an alternative to net income (loss) determined in accordance with GAAP or to cash flow from operating activities determined in accordance with GAAP. Core FFO is not indicative of cash available to fund ongoing cash needs, including the ability to make cash distributions. In future periods, we may also exclude other items from Core FFO that we believe may help investors compare our results.
    The following table presents a reconciliation of our net income, the most directly comparable GAAP measure, to FFO, Modified FFO and Core FFO for the periods presented (amounts in thousands):

	Three months ended March 31,
	2022	2021
	(unaudited)
Net loss	$(17,221)	$(3,191)
Noncontrolling interests in other partnerships	63	—
Private perpetual preferred unit distributions	(1,050)	(1,050)
Real estate depreciation and amortization	65,414	43,104
FFO attributable to common stockholders	47,206	38,863
Amortization of below-market ground leases	1,958	1,958
Modified FFO attributable to common stockholders	49,164	40,821
Loss on early extinguishment of debt	—	214
Core FFO attributable to common stockholders	$49,164	$41,035

Weighted average Operating Partnership units
Basic	273,759	277,881
Diluted	273,759	277,881
Factors That May Influence Future Results of Operations
Leasing
    We signed 1.0 million rentable square feet of new leases, expansions and lease renewals for the year ended December 31, 2021. During the three months ended March 31, 2022, we signed 0.3 million rentable square feet of new leases, expansions and renewals.
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

    As of March 31, 2022, there were approximately 1.3 million rentable square feet of space in our portfolio available to lease (excluding leases signed but not yet commenced) representing 13.0% of the net rentable square footage of the properties in our portfolio. In addition, leases representing 4.8% and 6.6% of net rentable square footage of the properties in our portfolio will expire in 2022 and in 2023, respectively. These leases are expected to represent approximately 5.6% and 7.8%, respectively, of our annualized rent for such periods. Our revenues and results of operations can be impacted by expiring leases that are not renewed or re-leased or that are renewed or re-leased at base rental rates equal to, above or below the current average base rental rates. Further, our revenues and results of operations can also be affected by the costs we incur to re-lease available space, including payment of leasing commissions, redevelopments and build-to-suit remodeling that may not be borne by the tenant.
    Despite the challenge of the uncertain near-term environment, we continue to believe that as we have largely completed the redevelopment and repositioning of our properties we will, over the long-term, experience increased occupancy levels and rental revenues. Over the short-term, as we renovate and reposition our properties, including aggregating smaller spaces to offer large blocks of space, we may experience lower occupancy levels as a result of having to relocate tenants to alternative space and the strategic expiration of existing leases. We believe that despite the short-term lower occupancy levels we may experience, we will continue to experience increased rental revenues as a result of the increased rents which we expect to obtain following the redevelopment and repositioning of our properties.

Observatory Operations
For the three months ended March 31, 2022, the observatory hosted 269,000 visitors, compared to 51,000 visitors for the same period in 2021. Our return of attendance to pre-COVID-19 levels is closely tied to national and international travel trends and these remain adversely impacted by developments around the COVID-19 pandemic.
    Observatory revenue for the three months ended March 31, 2022 was $13.2 million, compared to $2.6 million for the three months ended March 31, 2021. Observatory revenues and admissions are dependent upon the following: (i) the number of tourists (domestic and international) who come to New York City and visit the observatory, as well as any related tourism trends; (ii) the prices per admission that can be charged; (iii) seasonal trends affecting the number of visitors to the observatory; (iv) competition, in particular from other new and existing observatories; and (v) weather trends.
Critical Accounting Estimates

    Refer to our Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of our critical accounting estimates. There were no material changes to our critical accounting estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. One of the principal market risks facing us is interest rate risk on our variable rate indebtedness. As of March 31, 2022, our floating rate debt of $125.0 million represented 2.4% of our total enterprise value.
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

    As of March 31, 2022, we have interest rate LIBOR swap and cap agreements with an aggregate notional value of $451.3 million and which mature between August 24, 2022 and November 1, 2033. These "variable to fixed" interest rate swaps have been designated as cash flow hedges and are deemed highly effective with fair values of $0.05 million and $(13.3) million which is included in prepaid assets and other expenses and in accounts payable and accrued expenses, respectively, on the condensed consolidated balance sheet as of March 31, 2022.

    Based on our floating rate debt balances, interest expense would have increased by approximately $0.3 million for the three months ended March 31, 2022, if short-term interest rates had been 1% higher. As of March 31, 2022, the weighted average interest rate on the $2.2 billion of fixed-rate indebtedness outstanding was 3.9% per annum, with maturities at various dates through March 17, 2035.
As of March 31, 2022, the fair value of our outstanding debt was approximately $2.2 billion, which was approximately $79.6 million less than the book value as of such date. Interest risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure.

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

Our exposures to market risk have not changed materially since December 31, 2021.

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
    As of March 31, 2022, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of ESRT management, including ESRT's Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures at the end of the period covered by this report. Based on the foregoing, ESRT's Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including ESRT's Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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

ITEM 1A. RISK FACTORS

    There have been no material changes to the risk factors included in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

     None.

Recent Purchases of Equity Securities

Stock and Publicly Traded Operating Partnership Unit Repurchase Program

     ESRT's Board of Directors authorized the repurchase of up to $500 million of our Class A common stock and the Operating Partnership’s Series ES, Series 250 and Series 60 operating partnership units during the period from January 1, 2022 through December 31, 2023. This replaces an earlier $500.0 million repurchase authorization that ran from January 1, 2021 through December 31, 2021. Under the program, ESRT may purchase our Class A common stock and we may purchase our Series ES, Series 250 and Series 60 operating partnership units in accordance with applicable securities laws from time to time in the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by ESRT and us and will be subject to stock price, availability, trading volume, general market conditions, and applicable securities laws. The authorization does not obligate ESRT or us to acquire any particular amount of securities, and the program may be suspended or discontinued at ESRT and our discretion without prior notice.

The following table summarizes ESRT's repurchases of equity securities in each of the months in the three month period ended March 31, 2022 under the repurchase program described above:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Approximate Dollar Value Available for Future Purchase (in thousands)
January 2022	483,180	$9.52	483,180	$495,399
February 2022	50,000	$9.12	50,000	$494,943
March 2022	721,860	$9.62	721,860	$487,999

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

     None.

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

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Document
101.DEF*	XBRL Taxonomy Extension Definitions Document
101.LAB*	XBRL Taxonomy Extension Labels Document
101.PRE*	XBRL Taxonomy Extension Presentation Document
104	Cover Page Interactive Data File (contained in Exhibit 101)
Notes:
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMPIRE STATE REALTY OP, L.P.
By: Empire State Realty Trust, Inc., its general partner

Date: May 5, 2022                            By:/s/ Christina Chiu
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial Officer)

Date: May 5, 2022                            By:/s/ Stephen V. Horn
    Senior Vice President, Chief Accounting
Officer
(Principal Accounting Officer)