Form 10-Q
period 2022-06-30
Empire State Realty OP, L.P.
filed 2022-08-04
CIK 1553079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2022

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

    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒
    As of July 29, 2022, there were 21,666,506 units of the Registrant Series ES operating partnership units outstanding, 5,738,043 units of the Series 60 operating partnership units outstanding, and 2,857,078 units of the Series 250 operating partnership units outstanding.

ITEM 1. FINANCIAL STATEMENTS
Empire State Realty OP, L.P.
Condensed Consolidated Balance Sheets
(amounts in thousands, except per unit amounts)

	June 30, 2022	December 31, 2021
ASSETS	(unaudited)
Commercial real estate properties, at cost:
Land	$334,598	$336,278
Development costs	8,162	8,131
Building and improvements	3,193,137	3,156,508
	3,535,897	3,500,917
Less: accumulated depreciation	(1,137,231)	(1,072,938)
Commercial real estate properties, net	2,398,666	2,427,979
Cash and cash equivalents	359,424	423,695
Restricted cash	53,335	50,943
Tenant and other receivables	43,672	18,647
Deferred rent receivables	233,194	224,922
Prepaid expenses and other assets	82,256	76,549
Deferred costs, net	193,436	202,437
Acquired below-market ground leases, net	332,988	336,904
Right of use assets	28,781	28,892
Goodwill	491,479	491,479
Total assets	$4,217,231	$4,282,447
LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable, net	$916,657	$948,769
Senior unsecured notes, net	973,555	973,373
Unsecured term loan facilities, net	388,507	388,223
Unsecured revolving credit facility	—	—
Accounts payable and accrued expenses	113,837	120,810
Acquired below-market leases, net	20,178	24,941
Ground lease liabilities	28,781	28,892
Deferred revenue and other liabilities	80,008	84,358
Tenants’ security deposits	29,615	28,749
Total liabilities	2,551,138	2,598,115
Commitments and contingencies
Capital:
Private perpetual preferred units:
Private perpetual preferred units, $13.52 liquidation preference, 4,664 issued and outstanding in 2022 and 2021, respectively	21,936	21,936
Private perpetual preferred units, $16.62 liquidation preference, 1,560 issued and outstanding in 2022 and 2021	8,004	8,004
Series PR operating partnership units:
ESRT partner's capital (2,751 and 2,812 general partner operating partnership units and 160,933 and 167,405 limited partner operating partnership units outstanding in 2022 and 2021, respectively)	957,803	998,128
Limited partners' interests (81,073 and 79,820 limited partner operating partnership units outstanding in 2022 and 2021, respectively)	665,520	649,157
Series ES operating partnership units 21,746 and 22,321 limited partner operating partnership units outstanding in 2022 and 2021, respectively)	(1,137)	(4,058)
Series 60 operating partnership units (5,738 and 5,885 limited partner operating partnership units outstanding in 2022 and 2022, respectively)	(637)	(1,395)
Series 250 operating partnership units (2,862 and 2,971 limited partner operating partnership units outstanding in 2022 and 2021, respectively)	(277)	(692)
Total Empire State Realty OP, L.P.'s capital	1,651,212	1,671,080
Non-controlling interest in other partnerships	14,881	13,252
Total capital	1,666,093	1,684,332
Total liabilities and capital	$4,217,231	$4,282,447
The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty OP, L.P.
Condensed Consolidated Statements of Operations
(unaudited)
(amounts in thousands, except per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Rental revenue	$149,339	$140,797	$296,853	$281,028
Observatory revenue	27,368	8,359	40,609	10,962
Lease termination fees	18,859	3,339	20,032	4,628
Third-party management and other fees	326	327	636	603
Other revenue and fees	2,130	586	3,926	1,491
Total revenues	198,022	153,408	362,056	298,712
Operating expenses:
Property operating expenses	37,433	28,793	76,077	59,072
Ground rent expenses	2,332	2,332	4,663	4,663
General and administrative expenses	15,876	14,089	29,562	27,942
Observatory expenses	7,776	5,268	13,991	9,856
Real estate taxes	29,802	31,354	59,806	62,801
Depreciation and amortization	58,304	45,088	125,410	89,545
Total operating expenses	151,523	126,924	309,509	253,879
Total operating income	46,499	26,484	52,547	44,833
Other income (expense):
Interest income	431	164	580	286
Interest expense	(25,042)	(23,422)	(50,056)	(46,976)
Loss on early extinguishment of debt	—	—	—	(214)
Gain on disposition of property	27,170	—	27,170	—
Income before income taxes	49,058	3,226	30,241	(2,071)
Income tax (expense) benefit	(363)	1,185	1,233	3,291
Net income	48,695	4,411	31,474	1,220
Private perpetual preferred unit distributions	(1,051)	(1,051)	(2,101)	(2,101)
Net loss attributable to non-controlling interest in other partnerships	159	$—	222	—
Net income (loss) attributable to common unitholders	$47,803	$3,360	$29,595	$(881)

Total weighted average units:
Basic	270,078	277,893	271,834	277,887
Diluted	270,085	278,436	271,837	277,887

Earnings per unit attributable to common unitholders:
Basic	$0.17	$0.01	$0.11	$0.00
Diluted	$0.17	$0.01	$0.11	$0.00

Dividends per unit	$0.035	$0.035	$0.070	$0.035

The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty OP, L.P.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$48,695	$4,411	$31,474	$1,220
Other comprehensive income:
Unrealized gain (loss) on valuation of interest rate swap agreements	10,057	(95)	19,819	(36)
Less: amount reclassified into interest expense	2,741	2,898	6,036	5,767
Other comprehensive income	12,798	2,803	25,855	5,731
Comprehensive income	61,493	7,214	57,329	6,951
Net loss attributable to non-controlling interest in other partnerships	159	—	222	—
Other comprehensive income attributable to non-controlling interest	(1,627)	—	(1,627)	—
Comprehensive income attributable to OP unitholders	$60,025	$7,214	$55,924	$6,951

The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty OP, L.P.
Condensed Consolidated Statements of Capital
For The Three Months Ended June 30, 2022 and 2021
(unaudited)
(amounts in thousands)

			Series PR Operating Partnership Units				Series ES Operating Partnership Units Limited Partners		Series 60 Operating Partnership Units Limited Partners		Series 250 Operating Partnership Units Limited Partners
			General Partner		Limited Partners
	Private Perpetual Preferred Units	Private Perpetual Preferred Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Non-controlling Interest in Other Partnerships	Total Capital
Balance at March 31, 2022	6,224	$29,940	169,726	$978,421	80,998	$648,004	22,034	$(5,206)	5,821	$(1,695)	2,937	$(845)	$13,413	$1,662,032
Issuance of OP units, net of costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of operating partnership units to ESRT Partner's Capital	—	—	565	848	(119)	(944)	(288)	56	(83)	21	(75)	19	—	—
Repurchases of common shares	—	—	(6,611)	(52,439)	—	—	—	—	—	—	—	—	—	(52,439)
Equity compensation	—	—	4	318	194	5,447	—	—	—	—	—	—	—	5,765
Distributions	—	(1,051)	—	(5,802)	—	(2,841)	—	(763)	—	(201)	—	(100)	—	(10,758)
Net income (loss)	—	1,051	—	29,579	—	12,823	—	3,872	—	1,003	—	526	(159)	48,695
Other comprehensive income	—	—	—	6,878	—	3,031	—	904	—	235	—	123	1,627	12,798
Balance at June 30, 2022	6,224	$29,940	163,684	$957,803	81,073	$665,520	21,746	$(1,137)	5,738	$(637)	2,862	$(277)	14,881	$1,666,093

			Series PR Operating Partnership Units				Series ES Operating Partnership Units Limited Partners		Series 60 Operating Partnership Units Limited Partners		Series 250 Operating Partnership Units Limited Partners
			General Partner		Limited Partners
	Private Perpetual Preferred Units	Private Perpetual Preferred Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Non-controlling Interest in Other Partnerships	Total Capital
Balance at March 31, 2021	6,224	$29,940	172,332	$1,053,495	80,656	$650,254	23,270	$(1,418)	6,253	$(727)	3,110	$(349)	$—	$1,731,195
Issuance of OP units, net of costs			—	—										—
Conversion of operating partnership units to ESRT Partner's Capital	—	—	1,074	4,173	(521)	(4,212)	(347)	17	(141)	15	(65)	7	—	—
Repurchases of common shares	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Equity compensation	—	—	(6)	240	106	5,064	—	—	—	—	—	—	—	5,304
Distributions	—	(1,051)	—	(6,063)	—	(2,262)	—	(806)	—	(215)	—	(108)	—	(10,505)
Net income	—	1,051	—	2,075	—	887	—	282	—	79	—	37	—	4,411
Other comprehensive income	—	—	—	1,739	—	742	—	233	—	59	—	30	—	2,803
Balance at June 30, 2021	6,224	$29,940	173,400	$1,055,659	80,241	$650,473	22,923	$(1,692)	6,112	$(789)	3,045	$(383)	$—	$1,733,208

The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty OP, L.P.
Condensed Consolidated Statements of Capital
For The Six Months Ended June 30, 2022 and 2021
(unaudited)
(amounts in thousands)

			Series PR Operating Partnership Units				Series ES Operating Partnership Units Limited Partners		Series 60 Operating Partnership Units Limited Partners		Series 250 Operating Partnership Units Limited Partners
			General Partner		Limited Partners
	Private Perpetual Preferred Units	Private Perpetual Preferred Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Non-controlling Interest in Other Partnerships	Total Capital
Balance at December 31, 2021	6,224	$29,940	170,217	$998,128	79,820	$649,157	22,321	$(4,058)	5,884	$(1,395)	2,970	$(692)	$13,252	$1,684,332
Conversion of operating partnership units to ESRT Partner's Capital	—	—	1,138	2,345	(309)	(2,499)	(575)	96	(146)	33	(108)	25	—	—
Contributions from consolidated joint ventures	—	—	—	—	—	—	—	—	—	—	—	—	224	224
Repurchases of common units	—	—	(7,866)	(64,440)	—	—	—	—	—	—	—	—	—	(64,440)
Equity compensation	—	—	195	257	1,562	9,968	—	—	—	—	—	—	—	10,225
Distributions	—	(2,101)	—	(11,750)	—	(5,584)	—	(1,534)	—	(405)	—	(203)	—	(21,577)
Net income (loss)	—	2,101	—	18,290	—	7,961	—	2,397	—	621	—	326	(222)	31,474
Other comprehensive income	—	—	—	14,973	—	6,517	—	1,962	—	509	—	267	1,627	25,855
Balance at June 30, 2022	6,224	$29,940	163,684	$957,803	81,073	$665,520	21,746	$(1,137)	5,738	$(637)	2,862	$(277)	$14,881	$1,666,093

			Series PR Operating Partnership Units				Series ES Operating Partnership Units Limited Partners		Series 60 Operating Partnership Units Limited Partners		Series 250 Operating Partnership Units Limited Partners
			General Partner		Limited Partners
	Private Perpetual Preferred Units	Private Perpetual Preferred Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Non-controlling Interest in Other Partnerships	Total Capital
Balance at December 31, 2020	6,224	$29,940	171,565	$1,055,249	80,355	$648,543	23,678	$(1,348)	6,424	$(721)	3,255	$(356)	—	$1,731,307
Conversion of operating partnership units to ESRT Partner's Capital	—	—	2,140	6,835	(863)	(6,958)	(755)	55	(312)	40	(210)	28	—	—
Repurchases of common units	—	—	(383)	(3,533)	—	—	—	—	—	—	—	—	—	(3,533)
Equity compensation	—	—	78	164	749	9,874	—	—	—	—	—	—	—	10,038
Distributions	—	(2,101)	—	(6,063)	—	(2,262)	—	(806)	—	(215)	—	(108)	—	(11,555)
Net income (loss)	—	2,101	—	(546)	—	(232)	—	(74)	—	(19)	—	(10)	—	1,220
Other comprehensive income	—	—	—	3,553	—	1,508	—	481	—	126	—	63	—	5,731
Balance at June 30, 2021	6,224	$29,940	173,400	$1,055,659	80,241	$650,473	22,923	$(1,692)	6,112	$(789)	3,045	$(383)	$—	$1,733,208

The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty OP, L.P.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(amounts in thousands)

	Six Months Ended June 30,
	2022	2021
Cash Flows From Operating Activities
Net income	$31,474	$1,220
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	125,410	89,545
Gain on disposition of property	(27,170)	—
Amortization of non-cash items within interest expense	5,169	5,398
Amortization of acquired above- and below-market leases, net	(3,459)	(1,371)
Amortization of acquired below-market ground leases	3,916	3,916
Straight-lining of rental revenue	(11,192)	(10,110)
Equity based compensation	10,225	10,038
Loss on early extinguishment of debt	—	214
Increase (decrease) in cash flows due to changes in operating assets and liabilities:
Security deposits	866	(4,523)
Tenant and other receivables	(24,831)	2,303
Deferred leasing costs	(21,826)	(8,372)
Prepaid expenses and other assets	(1,242)	5,783
Accounts payable and accrued expenses	(2,235)	(5,232)
Deferred revenue and other liabilities	(1,427)	(5,080)
Net cash provided by operating activities	83,678	83,729
Cash Flows From Investing Activities
Development costs	(31)	(98)
Additions to building and improvements	(56,614)	(48,347)
Net cash used in investing activities	(56,645)	(48,445)

The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty OP, L.P.
Condensed Consolidated Statements of Cash Flows (continued)
(unaudited)
(amounts in thousands)

	Six Months Ended June 30,
	2022	2021
Cash Flows From Financing Activities
Repayment of mortgage notes payable	(3,119)	(2,026)
Deferred financing costs	—	(7,539)
Contributions from consolidated joint ventures	224	—
Repurchases of common units	(64,440)	(3,533)
Distributions	(21,577)	(11,555)
Net cash used in financing activities	(88,912)	(24,653)
Net increase in cash and cash equivalents and restricted cash	(61,879)	10,631
Cash and cash equivalents and restricted cash—beginning of period	474,638	567,939
Cash and cash equivalents and restricted cash—end of period	$412,759	$578,570

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$423,695	$526,714
Restricted cash at beginning of period	50,943	41,225
Cash and cash equivalents and restricted cash at beginning of period	$474,638	$567,939

Cash and cash equivalents at end of period	$359,424	$540,604
Restricted cash at end of period	53,335	37,966
Cash and cash equivalents and restricted cash at end of period	$412,759	$578,570

Supplemental disclosures of cash flow information:
Cash paid for interest	$40,199	$38,639
Cash paid for income taxes	$268	$299

Non-cash investing and financing activities:
Building and improvements included in accounts payable and accrued expenses	$67,815	$52,891
Write-off of fully depreciated assets	38,518	8,729
Derivative instruments at fair values included in prepaid expenses and other assets	4,082	—
Derivative instruments at fair values included in accounts payable and accrued expenses	19,695	6,176
Conversion of operating partnership units to ESRT partner's capital	2,345	6,835
Disposal of land in connection with foreclosure	1,680	—
Extinguishment of debt in connection with property disposition	30,000	—

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
    Empire State Realty OP, L.P. (the "Operating Partnership") is the entity through which Empire State Realty Trust, Inc. (“ESRT”), a self-administered and self-managed real estate investment trust ("REIT"), conducts all of its business and owns (either directly or through subsidiaries) substantially all of its assets. We own and manage a well-positioned property portfolio of office, retail and multifamily assets in Manhattan and the greater New York metropolitan area. As the owner of the Empire State Building, the World’s Most Famous Building, ESRT also owns and operates its iconic, newly reimagined Observatory Experience. As of June 30, 2022, our total portfolio contained 9.9 million rentable square feet of office, retail and multifamily space. We owned 13 office properties (including three long-term ground leasehold interests) encompassing approximately 9.2 million rentable square feet of office space. Nine of these properties are located in the midtown Manhattan market and aggregate approximately 7.6 million rentable square feet of office space, including the Empire State Building. Our Manhattan office properties also contain an aggregate of approximately 0.5 million rentable square feet of retail space on their ground floor and/or contiguous levels. Our remaining four office properties are located in Fairfield County, Connecticut and Westchester County, New York, encompassing in the aggregate approximately 1.6 million rentable square feet. The majority of square footage for these four properties is located in densely populated metropolitan communities with immediate access to mass transportation. Additionally, we have entitled land at the Stamford Transportation Center in Stamford, Connecticut, adjacent to one of our office properties, that will support the development of an approximately 0.4 million rentable square foot office building and garage. As of June 30, 2022, our portfolio included four standalone retail properties located in Manhattan and two standalone retail properties located in the city center of Westport, Connecticut, encompassing approximately 0.2 million rentable square feet in the aggregate. Additionally, at June 30, 2022, our portfolio included two multifamily properties totaling 625 units.

    We were organized as a Delaware limited partnership on November 28, 2011 and operations commenced upon completion of the initial public offering of ESRT’s Class A common stock and related formation transactions on October 7, 2013. ESRT, as the sole general partner in our company, has responsibility and discretion in the management and control of our company, and our limited partners, in such capacity, have no authority to transact business for, or participate in the management activities, of our company. As of June 30, 2022, ESRT owned approximately 59.5% of our operating partnership units.
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

    We consolidate entities in which we have a controlling financial interest.  In determining whether we have a controlling financial interest in a partially owned entity and the requirement to consolidate the accounts of that entity, we consider factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partners/members.  For variable interest entities ("VIE"), we consolidate the entity if we are deemed to have a variable interest in the entity and through that interest we are deemed the primary beneficiary. The primary beneficiary of a VIE is the entity that has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. The primary beneficiary is required to consolidate the VIE. We had no VIEs as of June 30, 2022 and December 31, 2021.
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
3. Property Disposition

During April 2022, we transferred 383 Main Avenue, Norwalk CT, which was encumbered by a $30.0 million mortgage, back to the lender in a consensual foreclosure and recognized a non-cash gain of $27.2 million, which is included in Gain on disposition of property in our condensed consolidated statements of operations. In December 2021, we recorded a $7.7 million impairment charge on the property as we had concluded the cost basis of the asset exceeded its fair value given our reduced holding period and new intent to transfer property ownership to the lender.
4. Deferred Costs, Acquired Lease Intangibles and Goodwill
    Deferred costs, net, consisted of the following as of June 30, 2022 and December 31, 2021 (amounts in thousands):

	June 30, 2022	December 31, 2021
Leasing costs	$217,415	$211,189
Acquired in-place lease value and deferred leasing costs	158,874	166,491
Acquired above-market leases	29,419	33,289
	405,708	410,969
Less: accumulated amortization	(218,336)	(215,764)
Total deferred costs, net, excluding net deferred financing costs	$187,372	$195,205

    At June 30, 2022 and December 31, 2021, $6.1 million and $7.2 million, respectively, of net deferred financing costs associated with the unsecured revolving credit facility was included in deferred costs, net on the condensed consolidated balance sheets.
    Amortization expense related to deferred leasing costs and acquired deferred leasing costs was $7.3 million and $6.1 million for the three months ended June 30, 2022 and 2021, respectively, and $14.3 million and $11.7 million for the six months ended June 30, 2022 and 2021, respectively. Amortization expense related to acquired lease intangibles was $4.1 million and $1.6 million for the three months ended June 30, 2022 and 2021, respectively, and $8.3 million and $3.3 million for the six months ended June 30, 2022 and 2021, respectively.
    Amortizing acquired intangible assets and liabilities consisted of the following as of June 30, 2022 and December 31, 2021 (amounts in thousands):

	June 30, 2022	December 31, 2021
Acquired below-market ground leases	$396,916	$396,916
Less: accumulated amortization	(63,928)	(60,012)
Acquired below-market ground leases, net	$332,988	$336,904

	June 30, 2022	December 31, 2021
Acquired below-market leases	$(64,635)	$(65,403)
Less: accumulated amortization	44,457	40,462
Acquired below-market leases, net	$(20,178)	$(24,941)

    Rental revenue related to the amortization of below-market leases, net of above-market leases, was $1.7 million and $0.7 million for the three months ended June 30, 2022 and 2021, respectively, and $3.5 million and $1.4 million for the six months ended June 30, 2022 and 2021, respectively.

    As of June 30, 2022, we had goodwill of $491.5 million. Goodwill was allocated $227.5 million to the observatory reportable segment and $264.0 million to the real estate reportable segment.

    In compliance with the requirements of authorities, we closed the Empire State Building observatory on March 16, 2020 due to the COVID-19 pandemic and it remained closed until the 86th floor observation deck was reopened on July 20, 2020. The 102nd observation deck was reopened on August 24, 2020. The closure of our observatory and subsequent reopening under international, national, and local travel restrictions and quarantines caused us during the quarter ended June 30, 2020, and each subsequent quarter, to choose to perform an impairment test related to goodwill. We engaged a third-party valuation consulting firm to perform the valuation process. The analysis used a combination of the discounted cash flow method (a form of the income approach) utilizing Level 3 unobservable inputs and the guideline company method (a form of the market approach). Significant assumptions under the former included revenue and cost projections, weighted average cost of capital, long-term growth rate and income tax considerations while the latter included guideline company enterprise values, revenue multiples and control premium rates. Our methodology to review goodwill impairment, which included a significant amount of judgment and estimates, provided a reasonable basis to determine whether impairment had occurred. Based upon the results of the second quarter 2022 goodwill impairment test of the standalone observatory reporting unit, which is after the intercompany rent expense paid to the Real Estate reporting unit, we determined that the fair value of the observatory reporting unit exceeded its carrying value by less than 15.0%.  Many of the factors employed in determining whether or not goodwill is impaired are outside of our control, and it is reasonably likely that assumptions and estimates will change in future periods.  We will continue to assess the impairment of the observatory reporting unit goodwill going forward, and that continued assessment may again utilize a third-party valuation consulting firm.

5. Debt
    Debt consisted of the following as of June 30, 2022 and December 31, 2021 (amounts in thousands):

	Principal Balance		As of June 30, 2022
	June 30, 2022	December 31, 2021	Stated Rate	Effective Rate(1)	Maturity Date(2)
Mortgage debt collateralized by:
Fixed rate mortgage debt
Metro Center	$83,824	$85,032	3.59%	3.67%	11/5/2024
10 Union Square	50,000	50,000	3.70%	3.97%	4/1/2026
1542 Third Avenue	30,000	30,000	4.29%	4.53%	5/1/2027
First Stamford Place(3)	180,000	180,000	4.28%	4.73%	7/1/2027
1010 Third Avenue and 77 West 55th Street	36,255	36,670	4.01%	4.21%	1/5/2028
250 West 57th Street	180,000	180,000	2.83%	3.21%	12/1/2030
10 Bank Street	30,609	31,091	4.23%	4.37%	6/1/2032
383 Main Avenue(4)	—	30,000	—%	—%	—
1333 Broadway	160,000	160,000	4.21%	4.29%	2/5/2033
345 East 94th Street - Series A	43,600	43,600	70.0% of LIBOR plus 0.95%	3.56%	11/1/2030
345 East 94th Street - Series B	8,173	8,650	LIBOR plus 2.24%	3.56%	11/1/2030
561 10th Avenue - Series A	114,500	114,500	70.0% of LIBOR plus 1.07%	3.85%	11/1/2033
561 10th Avenue - Series B	18,170	19,250	LIBOR plus 2.45%	3.85%	11/1/2033
Total mortgage debt	935,131	968,793
Senior unsecured notes:(5)
Series A	100,000	100,000	3.93%	3.96%	3/27/2025
Series B	125,000	125,000	4.09%	4.12%	3/27/2027
Series C	125,000	125,000	4.18%	4.21%	3/27/2030
Series D	115,000	115,000	4.08%	4.11%	1/22/2028
Series E	160,000	160,000	4.26%	4.27%	3/22/2030
Series F	175,000	175,000	4.44%	4.45%	3/22/2033
Series G	100,000	100,000	3.61%	4.89%	3/17/2032
Series H	75,000	75,000	3.73%	5.00%	3/17/2035
Unsecured term loan facility (5)	215,000	215,000	LIBOR plus 1.20%	3.58%	3/19/2025
Unsecured revolving credit facility (5)	—	—	LIBOR plus 1.30%	—	3/31/2025
Unsecured term loan facility (5)	175,000	175,000	LIBOR plus 1.50%	4.02%	12/31/2026
Total principal	2,300,131	2,333,793
Deferred financing costs, net	(13,277)	(14,881)
Unamortized debt discount	(8,135)	(8,547)
Total	$2,278,719	$2,310,365
______________

(1)The effective rate is the yield as of June 30, 2022 and includes the stated interest rate, deferred financing cost amortization and interest associated with variable to fixed interest rate swap agreements.
(2)Pre-payment is generally allowed for each loan upon payment of a customary pre-payment penalty.
(3)Represents a $164 million mortgage loan bearing interest at 4.09% and a $16 million loan bearing interest at 6.25%.
(4)Ownership of 383 Main Avenue, Norwalk CT was transferred to the lender during April 2022.
(5)At June 30, 2022, we were in compliance with all debt covenants.

Principal Payments
    Aggregate required principal payments at June 30, 2022 are as follows (amounts in thousands):

Year	Amortization	Maturities	Total
2022	$4,194	$—	$4,194
2023	9,632	—	9,632
2024	9,903	77,675	87,578
2025	7,979	315,000	322,979
2026	8,491	225,000	233,491
Thereafter	35,975	1,606,282	1,642,257
Total	$76,174	$2,223,957	$2,300,131

Deferred Financing Costs
    Deferred financing costs, net, consisted of the following at June 30, 2022 and December 31, 2021 (amounts in thousands):

	June 30, 2022	December 31, 2021
Financing costs	$44,065	$44,637
Less: accumulated amortization	(24,727)	(22,525)
Total deferred financing costs, net	$19,338	$22,112
    Amortization expense related to deferred financing costs was $1.3 million and $1.1 million for the three months ended June 30, 2022 and 2021, respectively, and $2.7 million and $2.3 million for the six months ended June 30, 2022 and 2021, respectively.

Unsecured Revolving Credit and Term Loan Facilities

    On March 31, 2021, we entered into a second amendment to an existing credit agreement ("Amended Credit Agreement") that governs an amended senior unsecured credit facility (the "Credit Facility") with Bank of America, N.A., as administrative agent and the other lenders party thereto. The Amended Credit Agreement amended the amended and restated credit agreement dated August 29, 2017 by and among the parties named therein. The Credit Facility is in the initial maximum principal amount of up to $1.065 billion, which consists of $850.0 million revolving credit facility that matures on March 31, 2025, and a $215.0 million term loan facility that matures on March 19, 2025. As of June 30, 2022, we had no borrowings under the revolving credit facility and $215.0 million under the term loan facility.

    On March 19, 2020, we entered into a senior unsecured term loan facility (the “Term Loan Facility”) with Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto. The Term Loan Facility is in the original principal amount of $175.0 million and matures on December 31, 2026. We may request the Term Loan Facility be increased through one or more increases or the addition of new pari passu term loan tranches, for a maximum aggregate principal amount not to exceed $225 million. As of June 30, 2022, our borrowings amounted to $175.0 million under the Term Loan Facility.

    The terms of both the Credit Facility and the Term Loan Facility include customary covenants, including limitations on liens, investment, distributions, debt, fundamental changes, and transactions with affiliates and require certain customary financial reports. Both facilities also require compliance with financial ratios including a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a minimum unencumbered interest coverage ratio, and a maximum unsecured leverage ratio. The agreements governing both facilities also contain customary events of default (subject in certain cases to specified cure periods), including but not limited to non-payment, breach of covenants, representations or warranties, cross defaults, bankruptcy or other insolvency events, judgments, ERISA events, invalidity of loan documents, loss of real estate investment trust qualification, and occurrence of a change of control. As of June 30, 2022, we were in compliance with these covenants.

Senior Unsecured Notes
    The terms of the senior unsecured notes include customary covenants, including limitations on liens, investment, distributions, debt, fundamental changes, and transactions with affiliates and require certain customary financial reports. It also requires compliance with financial ratios including a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a minimum unencumbered interest coverage ratio, and a maximum unsecured leverage ratio. The agreements also contain customary events of default (subject in certain cases to specified cure periods), including but not limited to non-payment, breach of covenants, representations or warranties, cross defaults, bankruptcy or other insolvency events, judgments, ERISA events, the occurrence of certain change of control transactions and loss of real estate investment trust qualification. As of June 30, 2022, we were in compliance with these covenants.
6. Accounts Payable and Accrued Expenses
    Accounts payable and accrued expenses consisted of the following as of June 30, 2022 and December 31, 2021 (amounts in thousands):

	June 30, 2022	December 31, 2021
Accrued capital expenditures	$67,815	$49,247
Accounts payable and accrued expenses	35,900	41,664
Interest rate swaps liability	5,612	25,308
Accrued interest payable	3,630	3,460
Due (from) to affiliated companies	880	1,131
Total accounts payable and accrued expenses	$113,837	$120,810

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
In May 2022, we entered into forward interest rate swaps that aggregate $390.0 million to replace the $265.0 million swap which currently fixes the interest rate on a portion of our outstanding term loans balance and is due to expire in August 2022. The new swaps go into effect upon the expiration of the current swap and once effective, the interest rate on our term loans will be 100% fixed.

    We have agreements with our derivative counterparties that contain a provision where if we either default or are capable of being declared in default on any of our indebtedness, then we could also be declared in default on our derivative obligations. As of June 30, 2022, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $6.1 million. If we had breached any of these provisions at June 30, 2022, we could have been required to settle our obligations under the agreements at their termination value of $6.1 million.

    As of June 30, 2022 and December 31, 2021, we had interest rate swaps and caps with an aggregate notional value of $841.3 million and $451.3 million, respectively. The notional value does not represent exposure to credit, interest rate or market risks. As of June 30, 2022, the fair value of our interest rate swaps amounted to $4.1 million, which is included in prepaid assets and other expenses and $(5.6) million which is included in accounts payable and accrued expenses on the condensed consolidated balance sheet. As of December 31, 2021, the fair value of our interest rate swaps amounted to $(25.3) million, which is included in accounts payable and accrued expenses on the condensed consolidated balance sheet. These interest rate swaps have been designated as cash flow hedges and hedge the variability in future cash flows associated with our existing variable-rate term loan facilities. Interest rate caps not designated as hedges are not speculative and are used to manage our exposure to interest rate movements, but do not meet the strict hedge accounting requirements.

    As of June 30, 2022 and 2021, our cash flow hedges are deemed highly effective and a net unrealized gain (loss) of $12.8 million and $2.8 million for the three months ended June 30, 2022 and 2021, respectively, and a net unrealized gain (loss) of $25.9 million and $5.7 million for the six months ended June 30, 2022 and 2021, respectively, relating to both active and terminated hedges of interest rate risk, are reflected in the condensed consolidated statements of comprehensive income (loss). Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the debt. We estimate that $2.4 million net loss of the current balance held in accumulated other comprehensive loss will be reclassified into interest expense within the next 12 months.
    The table below summarizes the terms of agreements and the fair values of our derivative financial instruments as of June 30, 2022 and December 31, 2021 (amounts in thousands):

						June 30, 2022		December 31, 2021
Derivative	Notional Amount	Receive Rate	Pay Rate	Effective Date	Expiration Date	Asset	Liability	Asset	Liability
Interest rate swap	$265,000	1 Month LIBOR	2.1485%	August 31, 2017	August 24, 2022	$—	$(98)	$—	$(3,184)
Interest rate swap	36,820	70% of 1 Month LIBOR	2.5000%	December 1, 2021	November 1, 2030	—	(1,208)	—	(4,527)
Interest rate swap	103,790	70% of 1 Month LIBOR	2.5000%	December 1, 2021	November 1, 2033	—	(4,306)	—	(15,945)
Interest rate swap	10,710	70% of 1 Month LIBOR	1.7570%	December 1, 2021	November 1, 2033	236		—	(754)
Interest rate swap	19,008	1 Month LIBOR	2.2540%	December 1, 2021	November 1, 2030	492	—	—	(898)
Interest rate cap	6,780	70% of 1 Month LIBOR	4.5000%	December 1, 2021	October 1, 2024	11	—	5	—
Interest rate cap	9,188	1 Month LIBOR	5.5000%	December 1, 2021	October 1, 2024	26	—	8	—
Interest rate swap	175,000	1 Month SOFR	2.5620%	August 31, 2022	December 31, 2026	1,703	—	—	—
Interest rate swap	107,500	1 Month SOFR	2.6260%	August 19, 2022	March 19, 2025	828	—	—	—
Interest rate swap	107,500	1 Month SOFR	2.6280%	August 19, 2022	March 19, 2025	824	—	—	—
						$4,120	$(5,612)	$13	$(25,308)
    The table below shows the effect of our derivative financial instruments designated as cash flow hedges on accumulated other comprehensive income (loss) for the three and six months ended June 30, 2022 and 2021 (amounts in thousands):

	Three Months Ended		Six Months Ended
Effects of Cash Flow Hedges	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Amount of gain (loss) recognized in other comprehensive income (loss)	$10,057	$(95)	$19,819	$(36)
Amount of loss reclassified from accumulated other comprehensive loss into interest expense	(2,741)	(2,898)	(6,036)	(5,767)
    The table below shows the effect of our derivative financial instruments designated as cash flow hedges on the condensed consolidated statements of operations for the three and six months ended June 30, 2022 and 2021 (amounts in thousands):

	Three Months Ended		Six Months Ended
Effects of Cash Flow Hedges	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Total interest expense presented in the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded	$(25,042)	$(23,422)	$(50,056)	$(46,976)
Amount of loss reclassified from accumulated other comprehensive income into interest expense	(2,741)	(2,898)	(6,036)	(5,767)

Fair Valuation

    The estimated fair values at June 30, 2022 and December 31, 2021 were determined by management, using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

    The following tables summarize the carrying and estimated fair values of our financial instruments as of June 30, 2022 and December 31, 2021 (amounts in thousands):

	June 30, 2022
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Interest rate swaps included in prepaid expenses and other assets	$4,082	$4,082	$—	$4,082	$—
Interest rate swap included in accounts payable and accrued expenses	5,612	5,612	—	5,612	—
Mortgage notes payable	916,657	844,706	—	—	844,706
Senior unsecured notes - Series A, B, C, D, E, F, G and H	973,555	906,567	—	—	906,567
Unsecured term loan facilities	388,507	390,000	—	—	390,000

	December 31, 2021
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Interest rate swap included in accounts payable and accrued expenses	$25,308	$25,308	$—	$25,308	$—
Mortgage notes payable	948,769	960,933	—	—	960,933
Senior unsecured notes - Series A, B, C, D, E, F, G and H	973,373	994,389	—	—	994,389
Unsecured term loan facilities	388,223	390,000	—	—	390,000
    Disclosure about the fair value of financial instruments is based on pertinent information available to us as of June 30, 2022 and December 31, 2021. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

8. Leases

Lessor
    We lease various spaces to tenants over terms ranging from one to 21 years. Certain leases have renewal options for additional terms. The leases provide for base monthly rentals and reimbursements for real estate taxes, escalations linked to the consumer price index or common area maintenance known as operating expense escalation. Operating expense reimbursements are reflected in our June 30, 2022 and 2021 condensed consolidated statements of operations as rental revenue.

Rental revenue includes fixed and variable payments. Fixed payments primarily relate to base rent and variable payments primarily relate to tenant expense reimbursements for certain property operating costs. The components of rental revenue for the three and six months ended June 30, 2022 and 2021 are as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
Rental revenue	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Fixed payments	$134,794	$124,432	$268,195	$250,204
Variable payments	14,545	16,365	28,658	30,824
Total rental revenue	$149,339	$140,797	$296,853	$281,028

As of June 30, 2022, we were entitled to the following future contractual minimum lease payments (excluding operating expense reimbursements) on non-cancellable operating leases to be received which expire on various dates through 2039 (amounts in thousands):

Remainder of 2022	$244,025
2023	495,765
2024	473,800
2025	437,398
2026	396,072
Thereafter	1,853,731
$3,900,791

The above future minimum lease payments exclude tenant recoveries and the net accretion of above and below-market lease intangibles. Some leases are subject to termination options generally upon payment of a termination fee. The preceding table is prepared assuming such options are not exercised.
Lessee
    We determine if an arrangement is a lease at inception. Our operating lease agreements relate to three ground lease assets and are reflected in right-of-use assets of $28.8 million and lease liabilities of $28.8 million in our consolidated balance sheets as of June 30, 2022. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Variable lease payments are excluded from the right-of-use assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred.
    The ground leases are due to expire between the years 2050 and 2077, inclusive of extension options, and have no variable payments or residual value guarantees. As our leases do not provide an implicit rate, we determined our incremental borrowing rate based on information available at the date of adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842), in determining the present value of lease payments. The weighted average incremental borrowing rate used to calculate the right-of-use assets and lease liabilities as of June 30, 2022 was 4.5%. Rent expense for lease payments related to our operating leases is recognized on a straight-line basis over the non-cancellable term of the leases. The weighted average remaining lease term as of June 30, 2022 was 47.9 years.

    As of June 30, 2022, the following table summarizes our future minimum lease payments discounted by our incremental borrowing rates to calculate the lease liabilities of our leases (amounts in thousands):

Remainder of 2022	$759
2023	1,518
2024	1,518
2025	1,518
2026	1,518
Thereafter	63,744
Total undiscounted cash flows	70,575
Present value discount	(41,794)
Ground lease liabilities	$28,781

9. Commitments and Contingencies
Legal Proceedings
    Except as described below, as of June 30, 2022, we were not involved in any material litigation, nor, to our knowledge, was any material litigation threatened against us or our properties, other than routine litigation arising in the ordinary course of business such as disputes with tenants. We believe that the costs and related liabilities, if any, which may result from such actions will not materially affect our condensed consolidated financial position, operating results or liquidity.
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
Respondents believe that such award in favor of the Claimants is entirely without merit and sought to vacate that portion of the award. On September 27, 2021, the court denied Respondents' motion to vacate and entered judgement in the aforementioned amount, inclusive of accumulated interest. Respondents have appealed that ruling. On May 10, 2022, Respondents moved to dismiss the appeal and judgment on the grounds that a recent decision of the United States Supreme Court held that the federal courts have no subject matter jurisdiction over the case. Claimants opposed the motion, which is pending. In addition, certain of the Claimants in the federal court action sought to pursue claims in that case against Respondents. Respondents believe that any such claims are meritless. The magistrate judge assigned to the action has issued a Report and Recommendation rejecting Claimants’ claims; the district judge will decide whether to adopt the Report and Recommendation.
Pursuant to indemnification agreements which were made with our directors, executive officers and chairman emeritus as part of our formation transactions, Anthony E. Malkin, Peter L. Malkin and Thomas N. Keltner, Jr. have defense and indemnity rights from us with respect to this arbitration.
Unfunded Capital Expenditures
    At June 30, 2022, we estimate that we will incur approximately $105.3 million of capital expenditures (including tenant improvements and leasing commissions) on our properties pursuant to existing lease agreements. We expect to fund these capital expenditures with operating cash flow, additional property level mortgage financings, our unsecured credit facility, cash on hand and other borrowings. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs. We expect that these financing requirements will be met in a similar fashion.
Concentration of Credit Risk

    Financial instruments that subject us to credit risk consist primarily of cash and cash equivalents, restricted cash, short-term investments, tenant and other receivables and deferred rent receivables. At June 30, 2022, we held on deposit at various major financial institutions cash and cash equivalents and restricted cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation.
Asset Retirement Obligations
    We are required to accrue costs that we are legally obligated to incur on retirement of our properties which result from acquisition, construction, development and/or normal operation of such properties. Retirement includes sale, abandonment or disposal of a property. Under that standard, a conditional asset retirement obligation represents a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within a company’s control and a liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated. Environmental site assessments and investigations have identified asbestos or asbestos-containing building materials in certain of our properties. As of June 30, 2022, management has no plans to remove or alter these properties in a manner that would trigger federal and other applicable regulations for asbestos removal, and accordingly, the obligations to remove the asbestos or asbestos-containing building materials from these properties have indeterminable settlement dates. As such, we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligation. However, ongoing asbestos abatement, maintenance programs and other required documentation are carried out as required and related costs are expensed as incurred.
Other Environmental Matters
    Certain of our properties have been inspected for soil contamination due to pollutants, which may have occurred prior to our ownership of these properties or subsequently in connection with its development and/or its use. Required remediation to such properties has been completed, and as of June 30, 2022, management believes that there are no obligations related to environmental remediation other than maintaining the affected sites in conformity with the relevant authority’s mandates and filing the required documents. All such maintenance costs are expensed as incurred. We expect that resolution of the environmental matters relating to the above will not have a material impact on our business, assets, consolidated financial condition, results of operations or liquidity. However, we cannot be certain that we have identified all environmental liabilities at our properties, that all necessary remediation actions have been or will be undertaken at our properties or that we will be indemnified, in full or at all, in the event that such environmental liabilities arise.
Insurance Coverage
    We carry insurance coverage on our properties of types and in amounts with deductibles that we believe are in line with coverage customarily obtained by owners of similar properties.
10. Capital
    As of June 30, 2022, there were 162,689,535 share of Class A common stock 994,252 shares of Class B common stock and 111,420,579 operating partnership units outstanding, of which 163,683,787, or 59.5%, were owned by ESRT and 111,420,579, or 40.5%, were owned by other partners, including ESRT directors, members of senior management and other employees.
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

    The following table summarizes ESRT's purchases of equity securities in each of the three months ended June 30, 2022:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Maximum Approximate Dollar Value Available for Future Purchase (in thousands)
April 2022	2,308,026	$8.95	$467,350
May 2022	1,050,731	$8.09	$458,849
June 2022	3,252,202	$7.16	$435,560
Private Perpetual Preferred Units
    As of June 30, 2022, there were 4,664,038 Series 2019 Preferred Units ("Series 2019 Preferred Units") and 1,560,360 Series 2014 Private Perpetual Preferred Units ("Series 2014 Preferred Units") outstanding. The Series 2019 Preferred Units have a liquidation preference of $13.52 per unit and are entitled to receive cumulative preferential annual cash distributions of $0.70 per unit payable in arrears on a quarterly basis. The Series 2014 Preferred Units which have a liquidation preference of $16.62 per unit and are entitled to receive cumulative preferential annual cash distributions of $0.60 per unit payable in arrears on a quarterly basis. Both series are not redeemable at the option of the holders and are redeemable at our option only in the case of specific defined events.

Distributions
    Total distributions paid to OP unitholders were $9.7 million and $19.5 million for the three and six months ended June 30, 2022, respectively, and $9.5 million for the three and six months ended June 30, 2021. Total distributions paid to preferred unitholders were $1.1 million and $2.1 million for the three and six months ended June 30, 2022, respectively, and $1.1 million and $2.1 million for the three and six months ended June 30, 2021, respectively.

Incentive and Share-Based Compensation
    The Plans provide for grants to directors, employees and consultants consisting of stock options, restricted stock, dividend equivalents, stock payments, performance shares, LTIP units, stock appreciation rights and other incentive awards. An aggregate of 11.0 million shares of ESRT common stock is authorized for issuance under awards granted pursuant to the 2019 Plan, and as of June 30, 2022, 5.9 million shares of ESRT common stock remain available for future issuance.
Annually, we make grants of LTIP units to our non-employee directors under the 2019 Plan. In 2022, each of our directors received 60% of their $200,000 annual base retainer in the form of equity vesting ratably over four years, and could elect to receive the remaining 40% of such base retainer in (i) cash at the face value of the award, (ii) immediately vesting equity at the face value of the award, or (iii) equity vesting ratably over three years at 120% of the face amount. Each director could elect to receive any equity portion of the base retainer in either (i) LTIP units or (ii) restricted shares of our Class A common stock. In accordance with each director's election, we granted a total of 142,358 LTIP units that are subject to time-based vesting with fair market values of $1.1 million. The LTIP units vest ratably over three or four years from the date of the grant, based on grantee election, subject generally to the director's continued service on our Board of Directors. We also granted 51,284 LTIP units that are subject to immediate vesting with fair market values of $0.3 million.

Share-based compensation for time-based equity awards is measured at the fair value of the award on the date of grant and recognized as an expense on a straight-line basis over the shorter of (i) the stated vesting period, which is generally three, four or five years, or (ii) the period from the date of grant to the date the employee becomes retirement eligible, which may occur upon grant. An employee is retirement eligible when the employee attains the (i) age of 65 for awards granted in 2020 and after and age of 60 for awards granted before 2020 and (ii) the date on which the employee has first completed ten years of continuous service with us or our affiliates. Share-based compensation for market-based equity awards and performance-based equity awards is measured at the fair value of the award on the date of grant and recognized as an expense on a straight-line basis over three or four years. Additionally, for the performance-based equity awards, we assess, at each reporting period, whether it is probable that the performance conditions will be satisfied. We recognize expense respective to the number of awards we expect to vest at the conclusion of the measurement period. Changes in estimate are accounted for in the period of change through a cumulative catch-up adjustment.

    For the market-based LTIP units, the fair value of the awards was estimated using a Monte Carlo Simulation model and discounted for the restriction period during which the LTIP units cannot be redeemed or transferred and the uncertainty regarding if, and when, the book capital account of the LTIP units will equal that of the common units.  Our stock price, along with the prices of the comparative indexes, is assumed to follow the Geometric Brownian Motion Process.  Geometric Brownian Motion is a common assumption when modeling in financial markets, as it allows the modeled quantity (in this case the stock price) to vary randomly from its current value and take any value greater than zero.  The volatilities of the returns on our stock price and the comparative indexes were estimated based on implied volatilities and historical volatilities using an appropriate look-back period.  The expected growth rate of the stock prices over the performance period is determined with consideration of the risk-free rate as of the grant date.  For LTIP unit awards that are time or performance based, the fair value of the awards was estimated based on the fair value of our stock at the grant date discounted for the restriction period during which the LTIP units cannot be redeemed or transferred and the uncertainty regarding if, and when, the book capital account of the LTIP units will equal that of the common units.  For restricted stock awards, the fair value of the awards are based on the market price of ESRT stock at the grant date.

    LTIP units and ESRT restricted stock issued during the six months ended June 30, 2022 were valued at $22.4 million. The weighted average per unit or share fair value was $7.21 for grants issued in 2022. The fair value per unit or share granted in 2022 was estimated on the respective dates of grant using the following assumptions: an expected life from 2.0 to 5.3 years, a dividend rate of 2.0%, a risk-free interest rate from 1.4% to 2.0%, and an expected price volatility from 37.0% to 53.0%.     No other stock options, dividend equivalents, or stock appreciation rights were issued or outstanding in 2022.
    The following is a summary of ESRT restricted stock and LTIP unit activity for the six months ended June 30, 2022:

	Restricted Stock	Time-based LTIPs	Market-based LTIPs	Performance-based LTIPs	Weighted Average Grant Fair Value
Unvested balance at December 31, 2021	214,408	2,499,592	5,039,134	—	$7.02
Vested	(67,654)	(1,052,119)	—	—	9.95
Granted	232,448	1,514,434	780,155	578,943	7.21
Forfeited or unearned	(9,874)	—	(1,311,839)	—	7.20
Unvested balance at June 30, 2022	369,328	2,961,907	4,507,450	578,943	$6.67

    The time-based LTIPs and ESRT restricted stock awards are treated for accounting purposes as immediately vested upon the later of (i) the date the grantee attains the age of 60 or 65, as applicable, and (ii) the date on which grantee has first completed ten years of continuous service with our company or its affiliates. For award agreements that qualify, we recognize noncash compensation expense on the grant date for the time-based awards and ratably over the vesting period for the market-based and performance-based awards, and accordingly, we recognized $0.6 million and $1.6 million for the three and six months ended June 30, 2022, respectively, and $0.4 million and $1.4 million for the three and six months ended June 30, 2021, respectively. Unrecognized compensation expense was $1.5 million at June 30, 2022, which will be recognized over a weighted average period of 3.6 years.
    For the remainder of the LTIP unit and ESRT restricted stock awards, we recognize noncash compensation expense ratably over the vesting period, and accordingly, we recognized noncash compensation expense of $5.4 million and $8.9 million for the three and six months ended June 30, 2022, respectively, and $4.8 million and $8.6 million for the three and six months ended June 30, 2021, respectively. Unrecognized compensation expense was $35.1 million at June 30, 2022, which will be recognized over a weighted average period of 2.8 years.

Earnings Per Unit
    Earnings per unit for the three and six months ended June 30, 2022 and 2021 is computed as follows (amounts in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Numerator:
Net income	$48,695	$4,411	$31,474	$1,220
Private perpetual preferred unit distributions	(1,051)	(1,051)	(2,101)	(2,101)
Net loss attributable to non-controlling interests in other partnerships	159	—	222	—
Earnings allocated to unvested units	(670)	(113)	(759)	(113)
Net income (loss) attributable to common unitholders – basic and diluted	$47,133	$3,247	$28,836	$(994)

Denominator:
Weighted average units outstanding – basic	270,078	277,893	271,834	277,887
Effect of dilutive securities:
Stock-based compensation plans	7	543	3	—
Weighted average units outstanding –- diluted	270,085	278,436	271,837	277,887

Earnings per share:
Basic	$0.17	$0.01	$0.11	$0.00
Diluted	$0.17	$0.01	$0.11	$0.00
    There were 603 and 398 antidilutive shares and LTIP units for the three and six months ended June 30, 2022, respectively, and 1,051 and 955 antidilutive shares and LTIP units for the three and six months ended June 30, 2021, respectively.
11. Related Party Transactions
Supervisory Fee Revenue

    We earned supervisory fees from entities affiliated with Anthony E. Malkin, our Chairman, President and Chief Executive Officer, of $0.3 million for the three months ended June 30, 2022 and 2021, and $0.5 million for the six months ended June 30, 2022 and 2021. These fees are included within third-party management and other fees.

Property Management Fee Revenue
    We earned property management fees from entities affiliated with Anthony E. Malkin of $0.1 million and $0.1 million for the three months ended June 30, 2022 and 2021, respectively, and $0.1 million for the six months ended June 30, 2022 and 2021. These fees are included within third-party management and other fees.
Other
     We receive rent generally at the market rental rate for 5,447 square feet of leased space from entities affiliated with Anthony E. Malkin at one of our properties. Under the lease, the tenant has the right to cancel such lease without special payment on 90 days’ notice. We also have a shared use agreement with such tenant, to occupy a portion of the leased premises as the office location for Peter L. Malkin, our chairman emeritus and employee, utilizing approximately 15% of the space, for which we pay to such tenant an allocable pro rata share of the cost. We also have agreements with these entities and excluded properties and businesses to provide them with general computer-related support services. Total revenue aggregated $0.1 million and $0.1 million for the three months ended June 30, 2022 and 2021, respectively, and $0.2 million for the six months ended June 30, 2022 and 2021.
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

    The following tables provide components of segment net income (loss) for each segment for the three and six months ended June 30, 2022 and 2021 (amounts in thousands):

	Three Months Ended June 30, 2022
	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Rental revenue	$149,339	$—	$—	$149,339
Intercompany rental revenue	17,109	—	(17,109)	—
Observatory revenue	—	27,368	—	27,368
Lease termination fees	18,859	—	—	18,859
Third-party management and other fees	326	—	—	326
Other revenue and fees	2,130	—	—	2,130
Total revenues	187,763	27,368	(17,109)	198,022
Operating expenses:
Property operating expenses	37,433	—	—	37,433
Intercompany rent expense	—	17,109	(17,109)	—
Ground rent expense	2,332	—	—	2,332
General and administrative expenses	15,876	—	—	15,876
Observatory expenses	—	7,776	—	7,776
Real estate taxes	29,802	—	—	29,802
Depreciation and amortization	58,254	50	—	58,304
Total operating expenses	143,697	24,935	(17,109)	151,523
Total operating income	44,066	2,433	—	46,499
Other income (expense):
Interest income	426	5	—	431
Interest expense	(25,042)	—	—	(25,042)
Gain on disposition of property	27,170	—	—	27,170
Income before income taxes	46,620	2,438	—	49,058
Income tax expense	(38)	(325)	—	(363)
Net income	$46,582	$2,113	$—	$48,695
Segment assets	$3,969,257	$247,974	$—	$4,217,231
Expenditures for segment assets	$13,115	$—	$—	$13,115

	Three Months Ended June 30, 2021
	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Rental revenue	$140,797	$—	$—	$140,797
Intercompany rental revenue	6,029	—	(6,029)	—
Observatory revenue	—	8,359	—	8,359
Lease termination fees	3,339	—	—	3,339
Third-party management and other fees	327	—	—	327
Other revenue and fees	586	—	—	586
Total revenues	151,078	8,359	(6,029)	153,408
Operating expenses:
Property operating expenses	28,793	—	—	28,793
Intercompany rent expense	—	6,029	(6,029)	—
Ground rent expense	2,332	—	—	2,332
General and administrative expenses	14,089	—	—	14,089
Observatory expenses	—	5,268	—	5,268
Real estate taxes	31,354	—	—	31,354
Depreciation and amortization	45,066	22	—	45,088
Total operating expenses	121,634	11,319	(6,029)	126,924
Total operating income (loss)	29,444	(2,960)	—	26,484
Other income (expense):
Interest income	163	1	—	164
Interest expense	(23,422)	—	—	(23,422)
Income (loss) before income taxes	6,185	(2,959)	—	3,226
Income tax (expense) benefit	(135)	1,320	—	1,185
Net income (loss)	$6,050	$(1,639)	$—	$4,411
Segment assets	$3,880,853	$242,619	$—	$4,123,472
Expenditures for segment assets	$19,975	$—	$—	$19,975

	Six Months Ended June 30, 2022
	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Rental revenue	$296,853	$—	$—	$296,853
Intercompany rental revenue	27,729	—	(27,729)	—
Observatory revenue	—	40,609	—	40,609
Lease termination fees	20,032	—	—	20,032
Third-party management and other fees	636	—	—	636
Other revenue and fees	3,926	—	—	3,926
Total revenues	349,176	40,609	(27,729)	362,056
Operating expenses:
Property operating expenses	76,077	—	—	76,077
Intercompany rent expense	—	27,729	(27,729)	—
Ground rent expense	4,663	—	—	4,663
General and administrative expenses	29,562	—	—	29,562
Observatory expenses	—	13,991	—	13,991
Real estate taxes	59,806	—	—	59,806
Depreciation and amortization	125,325	85	—	125,410
Total operating expenses	295,433	41,805	(27,729)	309,509
Total operating income (loss)	53,743	(1,196)	—	52,547
Other income (expense):
Interest income	575	5	—	580
Interest expense	(50,056)	—	—	(50,056)
Gain on disposition of property	27,170	—	—	27,170
Income (loss) before income taxes	31,432	(1,191)	—	30,241
Income tax (expense) benefit	(182)	1,415	—	1,233
Net income	$31,250	$224	$—	$31,474
Expenditures for segment assets	$51,999	$291	$—	$52,290

	Six Months Ended June 30, 2021
	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Rental revenue	$281,028	$—	$—	$281,028
Intercompany rental revenue	10,961	—	(10,961)	—
Observatory revenue	—	10,962	—	10,962
Lease termination fees	4,628	—	—	4,628
Third-party management and other fees	603	—	—	603
Other revenue and fees	1,491	—	—	1,491
Total revenues	298,711	10,962	(10,961)	298,712
Operating expenses:
Property operating expenses	59,072	—	—	59,072
Intercompany rent expense	—	10,961	(10,961)	—
Ground rent expense	4,663	—	—	4,663
General and administrative expenses	27,942	—	—	27,942
Observatory expenses	—	9,856	—	9,856
Real estate taxes	62,801	—	—	62,801
Depreciation and amortization	89,485	60	—	89,545
Total operating expenses	243,963	20,877	(10,961)	253,879
Total operating income (loss)	54,748	(9,915)	—	44,833
Other income (expense):
Interest income	283	3	—	286
Interest expense	(46,976)	—	—	(46,976)
Loss on early extinguishment of debt	(214)	—	—	(214)
Income (loss) before income taxes	7,841	(9,912)	—	(2,071)
Income tax (expense) benefit	(418)	3,709	—	3,291
Net income (loss)	$7,423	$(6,203)	$—	$1,220
Expenditures for segment assets	$43,307	$4	$—	$43,311

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

The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: (i) economic, market, political and social impact of, and uncertainty relating to, the COVID-19 pandemic; (ii) a failure of conditions or performance regarding any event or transaction described herein, (iii) resolution of legal proceedings involving the Company; (iv) reduced demand for office, multifamily or retail space, including as a result of the COVID-19 pandemic and/or hybrid work schedules which allow work from remote locations other than the employer's office premises; (v) changes in our business strategy; (vi) changes in technology and market competition that affect utilization of our office, retail, broadcast or other facilities; (vii) changes in domestic or international tourism, including due to health crises such as the COVID-19 pandemic, geopolitical events, including global hostilities, currency exchange rates, and/or competition from recently opened observatories in New York City, any or all of which may cause a decline in observatory visitors; (viii) defaults on, early terminations of, or non-renewal of, leases by tenants; (ix) increases or uncertainty in interest rates, including the phasing out of LIBOR, which may negatively affect the Company’s borrowing costs and the market valuation of real property assets generally; (x) declining real estate valuations and impairment charges; (xi) termination of our ground leases; (xii) changes in our ability to pay down, refinance, restructure or extend our indebtedness as it becomes due and potential limitations on our ability to borrow additional funds in compliance with drawdown conditions and financial covenants; (xiii) decreased rental rates or increased vacancy rates; (xiv) our failure to execute any newly planned capital project successfully or on the anticipated timeline or at the anticipated costs; (xv) difficulties in identifying and completing acquisitions; (xvi) risks related to our development projects (including our Metro Tower development site); (xvii) impact of changes in governmental regulations, tax laws and rates and similar matters; (xviii) our failure to qualify as a REIT; (xix) environmental uncertainties and risks related to climate change, adverse weather conditions, rising sea levels and natural disasters; and (xx) accuracy of our methodologies and estimates regarding ESG metrics and goals, tenant willingness and ability to collaborate in reporting ESG metrics and meeting ESG goals, and the impact of governmental regulation on our ESG efforts; (xxi) economic cycles involving inflation and/or recession; (xxii) supply chain disruptions which may limit or delay our timely sourcing of supplies for the maintenance of our facilities and equipment. For a further discussion of these and other factors that could impact the Company's future results, performance or transactions, see the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q, and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, and other risks described in documents subsequently filed by the Company from time to time with the Securities and Exchange Commission.

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

Overview
Empire State Realty OP, L.P. is the entity through which ESRT, a self-administered and self-managed REIT, conducts all of its business and owns (either directly or through subsidiaries) substantially all of its assets. We own and manage office, retail and multifamily assets in Manhattan and the greater New York metropolitan area. As the owner of the Empire State Building, the World’s Most Famous Building, ESRT also owns and operates its iconic, newly reimagined Observatory Experience.
Highlights for the three months ended June 30, 2022

•Incurred net income attributable to common unitholders of $47.8 million and achieved Core Funds From Operations attributable to common unitholders ("Core FFO") of $79.2 million.
•Total commercial portfolio 87.8% leased, New York City office portfolio 88.3% leased.

•Signed a total of 320,225 rentable square feet of new, renewal, and expansion leases.

•Empire State Building observatory revenue was $27.4 million and observatory net operating income was $19.6 million for the second quarter of 2022.
•ESRT repurchased $53.7 million of its common stock at a weighted average price of $7.90 per share in the second quarter of 2022 and through July 21, 2022. Since the stock repurchase program began on March 5, 2020 through July 21, 2022, approximately $256 million at a weighted average price of $8.48 per share has been repurchased.

Results of Operations
Overview
    The discussion below relates to our financial condition and results of operations for the three months ended June 30, 2022 and 2021, respectively.

Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021
The following table summarizes our historical results of operations for the three months ended June 30, 2022 and 2021 (amounts in thousands):

	Three Months Ended June 30,
	2022	2021	Change	%
Revenues:
Rental revenue	$149,339	$140,797	$8,542	6.1%
Observatory revenue	27,368	8,359	19,009	227.4%
Lease termination fees	18,859	3,339	15,520	464.8%
Third-party management and other fees	326	327	(1)	(0.3)%
Other revenues and fees	2,130	586	1,544	263.5%
Total revenues	198,022	153,408	44,614	29.1%
Operating expenses:
Property operating expenses	37,433	28,793	(8,640)	(30.0)%
Ground rent expenses	2,332	2,332	—	—%
General and administrative expenses	15,876	14,089	(1,787)	(12.7)%
Observatory expenses	7,776	5,268	(2,508)	(47.6)%
Real estate taxes	29,802	31,354	1,552	4.9%
Depreciation and amortization	58,304	45,088	(13,216)	(29.3)%
Total operating expenses	151,523	126,924	(24,599)	(19.4)%
Operating income	46,499	26,484	20,015	75.6%
Other income (expense):
Interest income	431	164	267	162.8%
Interest expense	(25,042)	(23,422)	(1,620)	(6.9)%
Gain on disposition of property	27,170	—	27,170	100.0%
Income before income taxes	49,058	3,226	45,832	(1,420.7)%
Income tax (expense) benefit	(363)	1,185	(1,548)	130.6%
Net income	48,695	4,411	44,284	(1,003.9)%
Private perpetual preferred unit distributions	(1,051)	(1,051)	—	—%
Net loss attributable to non-controlling interests in other partnerships	159	—	159	100.0%
Net income attributable to common unitholders	$47,803	$3,360	$44,443	(1,322.7)%

Rental Revenue

    The increase in rental revenue reflects the inclusion of revenue from our recently acquired multifamily properties.

 Observatory Revenue

Observatory revenues were higher driven by increased visitation
Other Revenues and Fees
The increase in other revenues and fees was due to higher food and beverage sales, insurance claim income, parking income and bad debt recovery income.
Property Operating Expenses
The increase in property operating expenses reflects higher payroll, utilities, cleaning and other operating expenses, and the inclusion of operating expenses from our recently acquired multifamily properties.
General and Administrative Expenses
The increase in general and administrative expenses reflects higher equity compensation and payroll costs, information technology costs and professional fees.

Observatory Expenses
The increase in observatory expenses was driven by increased operating hours, which increased variable costs such as labor, union, security, cleaning and maintenance costs.
Real Estate Taxes
Lower real estate taxes were attributable to the overall reduction in property tax assessment values.
Depreciation and Amortization

    The increase in depreciation and amortization reflects accelerated depreciation at one property due to an impairment charge taken in the fourth quarter of 2021 and additional depreciation from our recently acquired multifamily properties.
Interest Expense
The increase reflects additional interest expense from our recently acquired multifamily properties, partially offset by the cancellation of debt from 383 Main Avenue, Norwalk CT.
Income Taxes
The decrease in income tax benefit was attributable to higher net operating income for the observatory segment.

Gain on disposition of property

Represents a gain on the transfer of 383 Main Avenue, Norwalk CT, which was encumbered by a $30.0 million mortgage, back to the lender in a consensual foreclosure.

Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021
The following table summarizes our historical results of operations for the six months ended June 30, 2022 and 2021 (dollars in thousands):

	Six Months Ended June 30,
	2022	2021	Change	%
Revenues:
Rental revenue	$296,853	$281,028	$15,825	5.6%
Observatory revenue	40,609	10,962	29,647	270.5%
Lease termination fees	20,032	4,628	15,404	332.8%
Third-party management and other fees	636	603	33	5.5%
Other revenues and fees	3,926	1,491	2,435	163.3%
Total revenues	362,056	298,712	63,344	21.2%
Operating expenses:
Property operating expenses	76,077	59,072	(17,005)	(28.8)%
Ground rent expenses	4,663	4,663	—	—%
General and administrative expenses	29,562	27,942	(1,620)	(5.8)%
Observatory expenses	13,991	9,856	(4,135)	(42.0)%
Real estate taxes	59,806	62,801	2,995	4.8%
Depreciation and amortization	125,410	89,545	(35,865)	(40.1)%
Total operating expenses	309,509	253,879	(55,630)	(21.9)%
Operating income	52,547	44,833	7,714	17.2%
Other income (expense):
Interest income	580	286	294	102.8%
Interest expense	(50,056)	(46,976)	(3,080)	(6.6)%
Loss on early extinguishment of debt	—	(214)	214	100.0%
Gain on disposition of property	27,170	—	27,170	100.0%
Income (loss) before income taxes	30,241	(2,071)	32,312	1,560.2%
Income tax benefit	1,233	3,291	(2,058)	(62.5)%
Net income	31,474	1,220	30,254	(2,479.8)%
Private perpetual preferred unit distributions	(2,101)	(2,101)	—	—%
Net loss attributable to non-controlling interests in other partnerships	222	—	222	100.0%
Net income (loss) attributable to common unitholders	$29,595	$(881)	$30,476	3,459.3%
Rental Revenue

    The increase in rental revenue reflects the inclusion of revenue from our recently acquired multifamily properties.

Observatory Revenue

Observatory revenues were higher driven by increased visitation.
Other Revenues and Fees
The increase in other revenues and fees was due to higher food and beverage sales, insurance claim income, parking income and bad debt recovery income.
Property Operating Expenses

The increase in property operating expenses reflects higher payroll, utilities, repairs and maintenance costs, cleaning and other operating expenses, and the inclusion of operating expenses from our recently acquired multifamily properties.
General and Administrative Expenses
The increase in general and administrative expenses reflects higher equity compensation and payroll costs, information technology costs and professional fees.
Observatory Expenses
The increase in observatory expenses was driven by increased operating hours, which increased variable costs such as labor, union, security, cleaning and maintenance costs.
Real Estate Taxes
Lower real estate taxes were attributable to the overall reduction in property tax assessment values.
Depreciation and Amortization

    The increase in depreciation and amortization reflects accelerated depreciation at one property due to an impairment charge in the fourth quarter of 2021 and additional depreciation from our recently acquired multifamily properties.
Interest Expense
The increase in interest expense reflects additional interest expense from our recently acquired multifamily properties, partially offset by the cancellation of debt from 383 Main Avenue, Norwalk CT.
Income Taxes
The decrease in income tax benefit was attributable to higher net operating income for the observatory segment.

Gain on disposition of property

Represents a gain on the transfer of 383 Main Avenue, Norwalk CT, which was encumbered by a $30.0 million mortgage, back to the lender in a consensual foreclosure.

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
At June 30, 2022, we had $359.4 million available in cash and cash equivalents, and $850 million available under our unsecured revolving credit facility.
As of June 30, 2022, we had approximately $2.3 billion of total consolidated indebtedness outstanding, with a weighted average interest rate of 3.9% and a weighted average maturity of 6.9 years. As of June 30, 2022, excluding principal amortization, we have no outstanding debt maturing until November 2024. Our consolidated net debt to total market capitalization was 49.0% as of June 30, 2022.

Unsecured Revolving Credit and Term Loan Facilities
See "Financial Statements - Note 5. Debt" for a summary of our unsecured revolving credit and term loan facilities.
Mortgage Debt
As of June 30, 2022, mortgage notes payable amounted to $935.1 million. The first maturity is in 2024. See "Financial Statements - Note 5. Debt" for more information on mortgage debt.

Senior Unsecured Notes

The terms of the senior unsecured notes include customary covenants, including limitations on liens, investment, distributions, debt, fundamental changes, and transactions with affiliates and require certain customary financial reports. It also requires compliance with financial ratios including a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a minimum unencumbered interest coverage ratio, and a maximum unsecured leverage ratio. The agreements also contain customary events of default (subject in certain cases to specified cure periods), including but not limited to non-payment, breach of covenants, representations or warranties, cross defaults, bankruptcy or other insolvency events, judgments, ERISA events, the occurrence of certain change of control transactions and loss of real estate investment trust qualification. As of June 30, 2022, we were in compliance with the covenants under the outstanding senior unsecured notes.

Financial Covenants
As of June 30, 2022, we were in compliance with the following financial covenants:

Financial covenant	Required	June 30, 2022	In Compliance
Maximum total leverage	< 60%	31.6%	Yes
Maximum secured leverage	< 40%	12.7%	Yes
Minimum fixed charge coverage	> 1.50x	3.4x	Yes
Minimum unencumbered interest coverage	> 1.75x	6.6x	Yes
Maximum unsecured leverage	< 60%	23.2%	Yes

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

Office Properties(1)

	Six Months Ended June 30,
Total New Leases, Expansions, and Renewals	2022	2021
Number of leases signed(2)	76	57
Total square feet	634,582	350,196
Leasing commission costs per square foot(3)	$22.14	$18.27
Tenant improvement costs per square foot(3)	62.15	58.62
Total leasing commissions and tenant improvement costs per square foot(3)	$84.29	$76.89
Retail Properties(4)

	Six Months Ended June 30,
Total New Leases, Expansions, and Renewals	2022	2021
Number of leases signed(2)	5	4
Total square feet	4,289	12,459
Leasing commission costs per square foot(3)	$16.64	$46.03
Tenant improvement costs per square foot(3)	—	32.49
Total leasing commissions and tenant improvement costs per square foot(3)	$16.64	$78.52
_______________
(1)Excludes an aggregate of 496,311 and 504,284 rentable square feet of retail space in our Manhattan office properties in 2022 and 2021, respectively. Includes the Empire State Building broadcasting licenses and observatory operations.
(2)Presents a renewed and expansion lease as one lease signed.
(3)Presents all tenant improvement and leasing commission costs as if they were incurred in the period in which the lease was signed, which may be different than the period in which they were actually paid.
(4)Includes an aggregate of 496,311 and 504,284 rentable square feet of retail space in our Manhattan office properties in 2022 and 2021, respectively. Excludes the Empire State Building broadcasting licenses and observatory operations.

	Six Months Ended June 30,
	2022	2021
Total Portfolio
Capital expenditures (1)	$19,697	$9,331
_______________
(1)Excludes tenant improvements and leasing commission costs.
As of June 30, 2022, we expect to incur additional costs relating to obligations under existing lease agreements of approximately $105.3 million for tenant improvements and leasing commissions. We intend to fund the tenant improvements and leasing commission costs through a combination of operating cash flow, cash on hand, additional property level mortgage financings and borrowings under the unsecured revolving credit facility.
Capital expenditures are considered part of both our short-term and long-term liquidity requirements. We intend to fund capital improvements through a combination of operating cash flow, cash on hand and borrowings under the unsecured revolving credit facility.
Off-Balance Sheet Arrangements
As of June 30, 2022, we did not have any off-balance sheet arrangements.
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
Distribution to Equity Holders
Distributions and dividends amounting to $21.6 million and $11.6 million have been made to equity holders for the six months ended June 30, 2022 and 2021, respectively.
Stock and Publicly Traded Operating Partnership Unit Repurchase Program

    ESRT's Board of Directors authorized the repurchase of up to $500 million of ESRT Class A common stock and the Operating Partnership’s Series ES, Series 250 and Series 60 operating partnership units through December 31, 2023. Under the program, ESRT may purchase ESRT Class A common stock and we may purchase our Series ES, Series 250 and Series 60 operating partnership units in accordance with applicable securities laws from time to time in the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by ESRT and us at our discretion and will be subject to stock price, availability, trading volume and general market conditions. The authorization does not obligate ESRT or us to acquire any particular amount of securities, and the program may be suspended or discontinued at ESRT and our discretion without prior notice. re any particular amount of securities, and the program may be suspended or discontinued at our discretion without prior notice. See "Financial Statements - Note 10. Capital" for a summary of ESRT's purchases of equity securities in each of the three months ended June 30, 2022.

Cash Flows
Comparison of Six Months Ended June 30, 2022 to the Six Months Ended June 30, 2021
Net cash. Cash and cash equivalents and restricted cash were $412.8 million and $578.6 million, respectively, as of June 30, 2022 and 2021. The decrease was primarily due to the acquisition of real estate property at the end of 2021 and higher spending for capital expenditures, higher repurchases of common shares and higher dividends paid in 2022.
Operating activities. Net cash provided by operating activities was $83.7 million, equal to prior year.
Investing activities. Net cash used in investing activities increased by $8.2 million to $56.6 million due to higher capital expenditures.
Financing activities. Net cash used in financing activities increased by $64.2 million to $88.9 million primarily due to higher repurchases of common shares and higher dividends and distributions.

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

The following table presents a reconciliation of our net income, the most directly comparable GAAP measure, to NOI for the periods presented (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(unaudited)		(unaudited)
Net income	$48,695	$4,411	$31,474	$1,220
Add:
General and administrative expenses	15,876	14,089	29,562	27,942
Depreciation and amortization	58,304	45,088	125,410	89,545
Interest expense	25,042	23,422	50,056	46,976
Loss on early extinguishment of debt	—	—	—	214
Income tax expense (benefit)	363	(1,185)	(1,233)	(3,291)
Less:
Gain on disposition of property	(27,170)	—	(27,170)	—
Third-party management and other fees	(326)	(327)	(636)	(603)
Interest income	(431)	(164)	(580)	(286)
Net operating income	$120,353	$85,334	$206,883	$161,717
Other Net Operating Income Data
Straight-line rental revenue	$8,597	$3,763	$11,192	$10,110
Net increase in rental revenue from the amortization of above-and below-market lease assets and liabilities	$1,675	$717	$3,459	$1,371
Amortization of acquired below-market ground leases	$1,958	$1,958	$3,916	$3,916

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
The following table presents a reconciliation of our net income, the most directly comparable GAAP measure, to FFO, Modified FFO and Core FFO for the periods presented (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(unaudited)		(unaudited)
Net income	$48,695	$4,411	$31,474	$1,220
Noncontrolling interests in other partnerships	159	—	222	—
Private perpetual preferred unit distributions	(1,051)	(1,051)	(2,101)	(2,101)
Real estate depreciation and amortization	56,571	43,480	121,985	86,584
Gain on disposition of property	(27,170)	—	(27,170)	—
FFO attributable to common unitholders	77,204	46,840	124,410	85,703
Amortization of below-market ground leases	1,958	1,958	3,916	3,916
Modified FFO attributable to common unitholders	79,162	48,798	128,326	89,619
Loss on early extinguishment of debt	—	—	—	214
Core FFO attributable to common unitholders	$79,162	$48,798	$128,326	$89,833

Weighted average Operating Partnership units
Basic	270,078	277,893	271,834	277,887
Diluted	270,085	278,436	271,837	277,887

Factors That May Influence Future Results of Operations
Leasing
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
    As of June 30, 2022, there were approximately 1.2 million rentable square feet of space in our portfolio available to lease (excluding leases signed but not yet commenced) representing 12.2% of the net rentable square footage of the properties in our portfolio. In addition, leases representing 3.4% and 6.2% of net rentable square footage of the properties in our portfolio will expire in 2022 and in 2023, respectively. These leases are expected to represent approximately 4.0% and 7.2%, respectively, of our annualized rent for such periods. Our revenues and results of operations can be impacted by expiring leases that are not renewed or re-leased or that are renewed or re-leased at base rental rates equal to, above or below the current average base rental rates. Further, our revenues and results of operations can also be affected by the costs we incur to re-lease available space, including payment of leasing commissions, redevelopments and build-to-suit remodeling that may not be borne by the tenant.
    Despite the challenge of the uncertain near-term environment, we continue to believe that as we have largely completed the redevelopment and repositioning of our properties we will, over the long-term, experience increased occupancy levels and rental revenues. Over the short-term, as we renovate and reposition our properties, including aggregating smaller spaces to offer large blocks of space, we may experience lower occupancy levels as a result of having to relocate tenants to alternative space and the strategic expiration of existing leases. We believe that despite the short-term lower occupancy levels we may experience, we will continue to obtain better quality tenants, whom have higher likelihood for growth within the portfolio, following the redevelopment and repositioning of our properties.
Observatory Operations
For the three months ended June 30, 2022, the observatory hosted 573,000 visitors, compared to 162,000 visitors for the same period in 2021. Our return of attendance to pre-COVID-19 levels is closely tied to national and international travel trends and these remain adversely impacted by developments around the COVID-19 pandemic.

    Observatory revenue for the three months ended June 30, 2022 was $27.4 million, compared to $8.4 million for the three months ended June 30, 2021. Observatory revenues and admissions are dependent upon the following: (i) the number of tourists (domestic and international) who come to New York City and visit the observatory, as well as any related tourism trends; (ii) the prices per admission that can be charged; (iii) seasonal trends affecting the number of visitors to the observatory; (iv) competition, in particular from other new and existing observatories; and (v) weather trends.
Critical Accounting Estimates
    Refer to our Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of our critical accounting estimates. There were no material changes to our critical accounting estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. We are exposed to interest rate changes primarily on our unsecured revolving credit facility and debt refinancings. In order to mitigate our interest rate risk, we may borrow at fixed rates or may enter into derivative financial instruments such as interest rate swaps or caps on floating rate financial instruments. We are not subject to foreign currency risk and we do not enter into derivative or interest rate transactions for speculative purposes.

    As of June 30, 2022, our floating rate debt of $125.0 million represented 5.4% of our total debt. We have interest rate LIBOR swap and cap agreements with an aggregate notional value of $841.3 million and which mature between August 24, 2022 and November 1, 2033. These "variable to fixed" interest rate swaps have been designated as cash flow hedges and are deemed highly effective with fair values of $4.1 million and $(5.6) million which is included in prepaid assets and other expenses and in accounts payable and accrued expenses, respectively, on the condensed consolidated balance sheet as of June 30, 2022. Given the phasing out of LIBOR, we have entered into SOFR swap agreements to begin the replacement of our LIBOR swap agreements. We will continue to work with our lenders and counterparties to replace or modify, as appropriate, the interest rate provisions in our other LIBOR swap and cap agreements.

    Based on our floating rate debt balances, interest expense would have increased by approximately $0.6 million for the three months ended June 30, 2022, if short-term interest rates had been 1% higher. As of June 30, 2022, the weighted average interest rate on the $2.2 billion of fixed-rate indebtedness outstanding was 3.9% per annum, with maturities at various dates through March 17, 2035.
As of June 30, 2022, the fair value of our outstanding debt was approximately $2.1 billion, which was approximately $137.4 million less than the book value as of such date. Interest risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure.

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
    As of June 30, 2022, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of ESRT management, including ESRT's Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures at the end of the period covered by this report. Based on the foregoing, ESRT's Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including ESRT's Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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

The following table summarizes ESRT's repurchases of equity securities in each of the months in the three month period ended June 30, 2022 under the repurchase program described above:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Maximum Approximate Dollar Value Available for Future Purchase (in thousands)
April 2022	2,308,026	$8.95	$467,350
May 2022	1,050,731	$8.09	$458,849
June 2022	3,252,202	$7.16	$435,560

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

EMPIRE STATE REALTY OP, L.P.
By: Empire State Realty Trust, Inc., its general partner

Date: August 4, 2022                            By:/s/ Christina Chiu
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial Officer)

Date: August 4, 2022                            By:/s/ Stephen V. Horn
    Senior Vice President, Chief Accounting
Officer
(Principal Accounting Officer)