Form 10-Q
period 2022-09-30
Empire State Realty OP, L.P.
filed 2022-11-03
CIK 1553079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2022

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

    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒
    As of October 28, 2022, there were 21,319,214 units of the Registrant Series ES operating partnership units outstanding, 5,647,217 units of the Series 60 operating partnership units outstanding, and 2,816,767 units of the Series 250 operating partnership units outstanding.

ITEM 1. FINANCIAL STATEMENTS
Empire State Realty OP, L.P.
Condensed Consolidated Balance Sheets
(amounts in thousands, except per unit amounts)

	September 30, 2022	December 31, 2021
ASSETS	(unaudited)
Commercial real estate properties, at cost:
Land	$334,598	$336,278
Development costs	8,162	8,131
Building and improvements	3,194,787	3,156,508
	3,537,547	3,500,917
Less: accumulated depreciation	(1,159,364)	(1,072,938)
Commercial real estate properties, net	2,378,183	2,427,979
Cash and cash equivalents	387,248	423,695
Restricted cash	52,567	50,943
Tenant and other receivables	30,547	18,647
Deferred rent receivables	239,750	224,922
Prepaid expenses and other assets	72,905	76,549
Deferred costs, net	188,706	202,437
Acquired below-market ground leases, net	331,030	336,904
Right of use assets	28,725	28,892
Goodwill	491,479	491,479
Total assets	$4,201,140	$4,282,447
LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable, net	$915,202	$948,769
Senior unsecured notes, net	973,607	973,373
Unsecured term loan facilities, net	388,645	388,223
Unsecured revolving credit facility	—	—
Accounts payable and accrued expenses	94,436	120,810
Acquired below-market leases, net	18,897	24,941
Ground lease liabilities	28,725	28,892
Deferred revenue and other liabilities	80,249	84,358
Tenants’ security deposits	27,550	28,749
Total liabilities	2,527,311	2,598,115
Commitments and contingencies
Capital:
Private perpetual preferred units:
Private perpetual preferred units, $13.52 liquidation preference, 4,664 issued and outstanding in 2022 and 2021, respectively	21,936	21,936
Private perpetual preferred units, $16.62 liquidation preference, 1,560 issued and outstanding in 2022 and 2021	8,004	8,004
Series PR operating partnership units:
ESRT partner's capital (2,725 and 2,812 general partner operating partnership units and 158,844 and 167,405 limited partner operating partnership units outstanding in 2022 and 2021, respectively)	952,379	998,128
Limited partners' interests (81,034 and 79,820 limited partner operating partnership units outstanding in 2022 and 2021, respectively)	675,818	649,157
Series ES operating partnership units (21,422 and 22,321 limited partner operating partnership units outstanding in 2022 and 2021, respectively)	470	(4,058)
Series 60 operating partnership units (5,678 and 5,885 limited partner operating partnership units outstanding in 2022 and 2022, respectively)	(223)	(1,395)
Series 250 operating partnership units (2,824 and 2,971 limited partner operating partnership units outstanding in 2022 and 2021, respectively)	(57)	(692)
Total Empire State Realty OP, L.P.'s capital	1,658,327	1,671,080
Non-controlling interest in other partnerships	15,502	13,252
Total capital	1,673,829	1,684,332
Total liabilities and capital	$4,201,140	$4,282,447
The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty OP, L.P.
Condensed Consolidated Statements of Operations
(unaudited)
(amounts in thousands, except per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Rental revenue	$148,290	$139,558	$445,143	$420,586
Observatory revenue	33,051	12,796	73,660	23,758
Lease termination fees	—	11,321	20,032	15,949
Third-party management and other fees	389	314	1,025	917
Other revenue and fees	1,982	1,059	5,908	2,550
Total revenues	183,712	165,048	545,768	463,760
Operating expenses:
Property operating expenses	42,798	33,357	118,875	92,429
Ground rent expenses	2,331	2,331	6,994	6,994
General and administrative expenses	15,725	14,427	45,287	42,369
Observatory expenses	8,516	6,370	22,507	16,226
Real estate taxes	31,831	29,566	91,637	92,367
Depreciation and amortization	46,984	65,794	172,394	155,339
Total operating expenses	148,185	151,845	457,694	405,724
Total operating income	35,527	13,203	88,074	58,036
Other income (expense):
Interest income	1,564	211	2,144	497
Interest expense	(25,516)	(23,577)	(75,572)	(70,553)
Loss on early extinguishment of debt	—	—	—	(214)
Gain on disposition of property	—	—	27,170	—
Income (loss) before income taxes	11,575	(10,163)	41,816	(12,234)
Income tax (expense) benefit	(1,457)	(20)	(224)	3,271
Net income (loss)	10,118	(10,183)	41,592	(8,963)
Private perpetual preferred unit distributions	(1,050)	(1,050)	(3,151)	(3,151)
Net loss attributable to non-controlling interest in other partnerships	49	—	271	—
Net income (loss) attributable to common unitholders	$9,117	$(11,233)	$38,712	$(12,114)

Total weighted average units:
Basic	266,035	277,716	269,880	277,829
Diluted	267,121	277,716	270,966	277,829

Earnings per unit attributable to common unitholders:
Basic	$0.03	$(0.04)	$0.14	$(0.04)
Diluted	$0.03	$(0.04)	$0.14	$(0.04)

Dividends per unit	$0.035	$0.035	$0.105	$0.070

The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty OP, L.P.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)
(amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$10,118	$(10,183)	$41,592	$(8,963)
Other comprehensive income:
Unrealized gain (loss) on valuation of interest rate swap agreements	19,588	(103)	39,407	(139)
Less: amount reclassified into interest expense	1,392	2,920	7,428	8,687
Other comprehensive income	20,980	2,817	46,835	8,548
Comprehensive income (loss)	31,098	(7,366)	88,427	(415)
Net loss attributable to non-controlling interest in other partnerships	49	—	271	—
Other comprehensive income attributable to non-controlling interest	(670)	—	(2,297)	—
Comprehensive income (loss) attributable to OP unitholders	$30,477	$(7,366)	$86,401	$(415)

The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty OP, L.P.
Condensed Consolidated Statements of Capital
For The Three Months Ended September 30, 2022 and 2021
(unaudited)
(amounts in thousands)

			Series PR Operating Partnership Units				Series ES Operating Partnership Units Limited Partners		Series 60 Operating Partnership Units Limited Partners		Series 250 Operating Partnership Units Limited Partners
			General Partner		Limited Partners
	Private Perpetual Preferred Units	Private Perpetual Preferred Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Non-controlling Interest in Other Partnerships	Total Capital
Balance at June 30, 2022	6,224	$29,940	163,684	$957,803	81,073	$665,520	21,746	$(1,137)	5,738	$(637)	2,862	$(277)	14,881	$1,666,093
Issuance of OP units, net of costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of operating partnership units to ESRT Partner's Capital	—	—	461	39	(39)	(4)	(324)	(27)	(60)	(5)	(38)	(3)	—	—
Contributions from consolidated joint ventures	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Repurchases of common shares	—	—	(2,567)	(18,105)	—	—	—	—	—	—	—	—	—	(18,105)
Equity compensation	—	—	(8)	317	—	5,057	—	—	—	—	—	—	—	5,374
Distributions	—	(1,050)	—	(5,694)	—	(2,837)	—	(751)	—	(199)	—	(100)	—	(10,631)
Net income	—	1,050	—	5,557	—	2,529	—	739	—	192	—	100	(49)	10,118
Other comprehensive income (loss)	—	—	—	12,462	—	5,553	—	1,646	—	426	—	223	670	20,980
Balance at September 30, 2022	6,224	$29,940	161,570	$952,379	81,034	$675,818	21,422	$470	5,678	$(223)	2,824	$(57)	$15,502	$1,673,829

			Series PR Operating Partnership Units				Series ES Operating Partnership Units Limited Partners		Series 60 Operating Partnership Units Limited Partners		Series 250 Operating Partnership Units Limited Partners
			General Partner		Limited Partners
	Private Perpetual Preferred Units	Private Perpetual Preferred Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Non-controlling Interest in Other Partnerships	Total Capital
Balance at June 30, 2021	6,224	$29,940	173,400	$1,055,659	80,241	$650,473	22,923	$(1,692)	6,112	$(789)	3,045	$(383)	$—	$1,733,208
Issuance of OP units, net of costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of operating partnership units to ESRT Partner's Capital	—	—	542	931	(119)	(960)	(312)	17	(93)	10	(18)	2	—	—
Repurchases of common shares	—	—	(626)	(6,510)	—	—	—	—	—	—	—	—	—	(6,510)
Equity compensation	—	—	(24)	180	33	5,198	—	—	—	—	—	—	—	5,378
Distributions	—	(1,050)	—	(6,061)	—	(2,806)	—	(795)	—	(211)	—	(106)	—	(11,029)
Net income	—	1,050	—	(6,977)	—	(2,954)	—	(931)	—	(248)	—	(123)	—	(10,183)
Other comprehensive income (loss)	—	—	—	1,756	—	739	—	229	—	62	—	31	—	2,817
Balance at September 30, 2021	6,224	$29,940	173,292	$1,038,978	80,155	$649,690	22,611	$(3,172)	6,019	$(1,176)	3,027	$(579)	$—	$1,713,681

The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty OP, L.P.
Condensed Consolidated Statements of Capital
For The Nine Months Ended September 30, 2022 and 2021
(unaudited)
(amounts in thousands)

			Series PR Operating Partnership Units				Series ES Operating Partnership Units Limited Partners		Series 60 Operating Partnership Units Limited Partners		Series 250 Operating Partnership Units Limited Partners
			General Partner		Limited Partners
	Private Perpetual Preferred Units	Private Perpetual Preferred Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Non-controlling Interest in Other Partnerships	Total Capital
Balance at December 31, 2021	6,224	$29,940	170,217	$998,128	79,820	$649,157	22,321	$(4,058)	5,884	$(1,395)	2,970	$(692)	$13,252	$1,684,332
Conversion of operating partnership units to ESRT Partner's Capital	—	—	1,599	2,384	(348)	(2,503)	(899)	69	(206)	28	(146)	22	—	—
Contributions from consolidated joint ventures	—	—	—	—	—	—	—	—	—	—	—	—	224	224
Repurchases of common units	—	—	(10,433)	(82,545)	—	—	—	—	—	—	—	—	—	(82,545)
Equity compensation	—	—	187	574	1,562	15,025	—	—	—	—	—	—	—	15,599
Distributions	—	(3,151)	—	(17,444)	—	(8,421)	—	(2,285)	—	(604)	—	(303)	—	(32,208)
Net income (loss)	—	3,151	—	23,847	—	10,490	—	3,136	—	813	—	426	(271)	41,592
Other comprehensive income	—	—	—	27,435	—	12,070	—	3,608	—	935	—	490	2,297	46,835
Balance at September 30, 2022	6,224	$29,940	161,570	$952,379	81,034	$675,818	21,422	$470	5,678	$(223)	2,824	$(57)	$15,502	$1,673,829

			Series PR Operating Partnership Units				Series ES Operating Partnership Units Limited Partners		Series 60 Operating Partnership Units Limited Partners		Series 250 Operating Partnership Units Limited Partners
			General Partner		Limited Partners
	Private Perpetual Preferred Units	Private Perpetual Preferred Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Non-controlling Interest in Other Partnerships	Total Capital
Balance at December 31, 2020	6,224	$29,940	171,565	$1,055,249	80,355	$648,543	23,678	$(1,348)	6,424	$(721)	3,255	$(356)	—	$1,731,307
Conversion of operating partnership units to ESRT Partner's Capital	—	—	2,682	7,766	(982)	(7,918)	(1,067)	72	(405)	50	(228)	30	—	—
Repurchases of common units	—	—	(1,009)	(10,043)	—	—	—	—	—	—	—	—	—	(10,043)
Equity compensation	—	—	54	344	782	15,072	—	—	—	—	—	—	—	15,416
Distributions	—	(3,151)	—	(12,124)	—	(5,068)	—	(1,601)	—	(426)	—	(214)	—	(22,584)
Net income (loss)	—	3,151	—	(7,523)	—	(3,186)	—	(1,005)	—	(267)	—	(133)	—	(8,963)
Other comprehensive income	—	—	—	5,309	—	2,247	—	710	—	188	—	94	—	8,548
Balance at September 30, 2021	6,224	$29,940	173,292	$1,038,978	80,155	$649,690	22,611	$(3,172)	6,019	$(1,176)	3,027	$(579)	$—	$1,713,681

The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty OP, L.P.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(amounts in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash Flows From Operating Activities
Net income (loss)	$41,592	$(8,963)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	172,394	155,339
Gain on disposition of property	(27,170)	—
Amortization of non-cash items within interest expense	7,514	7,978
Amortization of acquired above- and below-market leases, net	(4,136)	(5,615)
Amortization of acquired below-market ground leases	5,873	5,873
Straight-lining of rental revenue	(18,533)	(13,197)
Equity based compensation	15,599	15,416
Loss on early extinguishment of debt	—	214
Increase (decrease) in cash flows due to changes in operating assets and liabilities:
Security deposits	(1,198)	(4,366)
Tenant and other receivables	(11,707)	(123)
Deferred leasing costs	(31,983)	(12,324)
Prepaid expenses and other assets	23,630	18,660
Accounts payable and accrued expenses	2,511	(1,285)
Deferred revenue and other liabilities	(401)	9,420
Net cash provided by operating activities	173,985	167,027
Cash Flows From Investing Activities
Development costs	(31)	(41)
Additions to building and improvements	(89,085)	(70,719)
Net cash used in investing activities	(89,116)	(70,760)

The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty OP, L.P.
Condensed Consolidated Statements of Cash Flows (continued)
(unaudited)
(amounts in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash Flows From Financing Activities
Repayment of mortgage notes payable	(5,163)	(3,053)
Deferred financing costs	—	(7,559)
Contributions from consolidated joint ventures	224	—
Repurchases of common units	(82,545)	(10,043)
Distributions	(32,208)	(22,584)
Net cash used in financing activities	(119,692)	(43,239)
Net increase (decrease) in cash and cash equivalents and restricted cash	(34,823)	53,028
Cash and cash equivalents and restricted cash—beginning of period	474,638	567,939
Cash and cash equivalents and restricted cash—end of period	$439,815	$620,967

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$423,695	$526,714
Restricted cash at beginning of period	50,943	41,225
Cash and cash equivalents and restricted cash at beginning of period	$474,638	$567,939

Cash and cash equivalents at end of period	$387,248	$582,188
Restricted cash at end of period	52,567	38,779
Cash and cash equivalents and restricted cash at end of period	$439,815	$620,967

Supplemental disclosures of cash flow information:
Cash paid for interest	$67,673	$58,208
Cash paid for income taxes	$188	$472

Non-cash investing and financing activities:
Building and improvements included in accounts payable and accrued expenses	$55,320	$53,956
Write-off of fully depreciated assets	55,585	10,798
Derivative instruments at fair values included in prepaid expenses and other assets	18,457	—
Derivative instruments at fair values included in accounts payable and accrued expenses	—	4,887
Conversion of operating partnership units to ESRT partner's capital	2,384	7,766
Disposal of land in connection with foreclosure	1,680	—
Extinguishment of debt in connection with property disposition	30,000	—

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
    Empire State Realty OP, L.P. (the "Operating Partnership") is the entity through which Empire State Realty Trust, Inc. (“ESRT”), a self-administered and self-managed real estate investment trust ("REIT"), conducts all of its business and owns (either directly or through subsidiaries) substantially all of its assets. We own and manage a well-positioned property portfolio of office, retail and multifamily assets in Manhattan and the greater New York metropolitan area. As the owner of the Empire State Building, the World’s Most Famous Building, ESRT also owns and operates its iconic, newly reimagined Observatory Experience. As of September 30, 2022, our total portfolio contained 9.9 million rentable square feet of office and retail space. We owned 13 office properties (including three long-term ground leasehold interests) encompassing approximately 9.2 million rentable square feet of office space. Nine of these properties are located in the midtown Manhattan market and aggregate approximately 7.6 million rentable square feet of office space, including the Empire State Building. Our Manhattan office properties also contain an aggregate of approximately 0.5 million rentable square feet of retail space on their ground floor and/or contiguous levels. Our remaining four office properties are located in Fairfield County, Connecticut and Westchester County, New York, encompassing in the aggregate approximately 1.6 million rentable square feet. The majority of square footage for these four properties is located in densely populated metropolitan communities with immediate access to mass transportation. Additionally, we have entitled land at the Stamford Transportation Center in Stamford, Connecticut, adjacent to one of our office properties, that will support the development of an approximately 0.4 million rentable square foot office building and garage. As of September 30, 2022, our portfolio included four standalone retail properties located in Manhattan and two standalone retail properties located in the city center of Westport, Connecticut, encompassing approximately 0.2 million rentable square feet in the aggregate. Additionally, at September 30, 2022, our portfolio included two multifamily properties totaling 625 units.

    We were organized as a Delaware limited partnership on November 28, 2011 and operations commenced upon completion of the initial public offering of ESRT’s Class A common stock and related formation transactions on October 7, 2013. ESRT, as the sole general partner in our company, has responsibility and discretion in the management and control of our company, and our limited partners, in such capacity, have no authority to transact business for, or participate in the management activities, of our company. As of September 30, 2022, ESRT owned approximately 59.3% of our operating partnership units.
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

    We consolidate entities in which we have a controlling financial interest.  In determining whether we have a controlling financial interest in a partially owned entity and the requirement to consolidate the accounts of that entity, we consider factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partners/members.  For variable interest entities ("VIE"), we consolidate the entity if we are deemed to have a variable interest in the entity and through that interest we are deemed the primary beneficiary. The primary beneficiary of a VIE is the entity that has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. The primary beneficiary is required to consolidate the VIE. We had no VIEs as of September 30, 2022 and December 31, 2021.
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

Subsequent to September 30, 2022, we entered into agreements to sell 500 Mamaroneck Avenue in Harrison, NY and 10 Bank Street in White Plains, NY at a gross asset valuation of $95.0 million. These transactions are expected to close in the first quarter of 2023, subject to customary closing conditions.
4. Deferred Costs, Acquired Lease Intangibles and Goodwill
    Deferred costs, net, consisted of the following as of September 30, 2022 and December 31, 2021 (amounts in thousands):

	September 30, 2022	December 31, 2021
Leasing costs	$218,552	$211,189
Acquired in-place lease value and deferred leasing costs	158,286	166,491
Acquired above-market leases	28,123	33,289
	404,961	410,969
Less: accumulated amortization	(221,751)	(215,764)
Total deferred costs, net, excluding net deferred financing costs	$183,210	$195,205
    At September 30, 2022 and December 31, 2021, $5.5 million and $7.2 million, respectively, of net deferred financing costs associated with the unsecured revolving credit facility was included in deferred costs, net on the condensed consolidated balance sheets.
    Amortization expense related to deferred leasing costs and acquired deferred leasing costs was $5.6 million and $10.4 million for the three months ended September 30, 2022 and 2021, respectively, and $19.8 million and $22.1 million for the nine months ended September 30, 2022 and 2021, respectively. Amortization expense related to acquired lease intangibles was $2.2 million and $5.0 million for the three months ended September 30, 2022 and 2021, respectively, and $10.6 million and $8.3 million for the nine months ended September 30, 2022 and 2021, respectively.
    Amortizing acquired intangible assets and liabilities consisted of the following as of September 30, 2022 and December 31, 2021 (amounts in thousands):

	September 30, 2022	December 31, 2021
Acquired below-market ground leases	$396,916	$396,916
Less: accumulated amortization	(65,886)	(60,012)
Acquired below-market ground leases, net	$331,030	$336,904

	September 30, 2022	December 31, 2021
Acquired below-market leases	$(64,529)	$(65,403)
Less: accumulated amortization	45,632	40,462
Acquired below-market leases, net	$(18,897)	$(24,941)

    Rental revenue related to the amortization of below-market leases, net of above-market leases, was $0.7 million and $4.2 million for the three months ended September 30, 2022 and 2021, respectively, and $4.1 million and $5.6 million for the nine months ended September 30, 2022 and 2021, respectively.

    As of September 30, 2022, we had goodwill of $491.5 million. Goodwill was allocated $227.5 million to the observatory reportable segment and $264.0 million to the real estate reportable segment.

    From the quarter ended June 30, 2020 through the quarter ended June 30, 2022, we bypassed the optional qualitative goodwill impairment assessment and proceeded directly to a quantitative assessment of the observatory reportable segment and engaged a third-party valuation consulting firm to perform the valuation process. This was done in response to the closure of the observatory on March 16, 2020, due to the COVID-19 pandemic, which was subsequently fully reopened on August 24, 2020. The quantitative analysis used a combination of the discounted cash flow method (a form of the income approach) utilizing Level 3 unobservable inputs and the guideline company method (a form of the market approach). Significant assumptions under the former included revenue and cost projections, weighted average cost of capital, long-term growth rate and income tax considerations while the latter included guideline company enterprise values, revenue multiples and control premium rates. Our methodology to review goodwill impairment, which included a significant amount of judgment and estimates, provided a reasonable basis to determine whether impairment had occurred. Each quantitative analysis performed concluded the fair value of the reporting unit exceeds its carrying value. For the quarter ended September 30, 2022, we performed an optional qualitative assessment and did not identify any events which occurred between our last quantitative assessment and the current reporting date which would indicate, on a more likely than not basis, that the goodwill allocated to the reporting unit was impaired. Many of the factors employed in determining whether or not goodwill is impaired are outside of our control, and it is reasonably likely that assumptions and estimates will change in future periods. We will continue to assess the impairment of the observatory reporting unit goodwill going forward.

5. Debt
    Debt consisted of the following as of September 30, 2022 and December 31, 2021 (amounts in thousands):

	Principal Balance		As of September 30, 2022
	September 30, 2022	December 31, 2021	Stated Rate	Effective Rate(1)	Maturity Date(2)
Mortgage debt collateralized by:
Fixed rate mortgage debt
Metro Center	$83,213	$85,032	3.59%	3.67%	11/5/2024
10 Union Square	50,000	50,000	3.70%	3.97%	4/1/2026
1542 Third Avenue	30,000	30,000	4.29%	4.53%	5/1/2027
First Stamford Place(3)	179,549	180,000	4.28%	4.73%	7/1/2027
1010 Third Avenue and 77 West 55th Street	36,044	36,670	4.01%	4.21%	1/5/2028
250 West 57th Street	180,000	180,000	2.83%	3.21%	12/1/2030
10 Bank Street	30,364	31,091	4.23%	4.37%	6/1/2032
383 Main Avenue(4)	—	30,000	—%	—%	—
1333 Broadway	160,000	160,000	4.21%	4.29%	2/5/2033
345 East 94th Street - Series A	43,600	43,600	70.0% of LIBOR plus 0.95%	3.56%	11/1/2030
345 East 94th Street - Series B	8,021	8,650	LIBOR plus 2.24%	3.56%	11/1/2030
561 10th Avenue - Series A	114,500	114,500	70.0% of LIBOR plus 1.07%	3.85%	11/1/2033
561 10th Avenue - Series B	17,797	19,250	LIBOR plus 2.45%	3.85%	11/1/2033
Total mortgage debt	933,088	968,793
Senior unsecured notes:(5)
Series A	100,000	100,000	3.93%	3.96%	3/27/2025
Series B	125,000	125,000	4.09%	4.12%	3/27/2027
Series C	125,000	125,000	4.18%	4.21%	3/27/2030
Series D	115,000	115,000	4.08%	4.11%	1/22/2028
Series E	160,000	160,000	4.26%	4.27%	3/22/2030
Series F	175,000	175,000	4.44%	4.45%	3/22/2033
Series G	100,000	100,000	3.61%	4.89%	3/17/2032
Series H	75,000	75,000	3.73%	5.00%	3/17/2035
Unsecured term loan facility (5) (6)	215,000	215,000	SOFR plus 1.20%	4.22%	3/19/2025
Unsecured revolving credit facility (5) (6)	—	—	SOFR plus 1.30%	—	3/31/2025
Unsecured term loan facility (5) (6)	175,000	175,000	SOFR plus 1.50%	4.51%	12/31/2026
Total principal	2,298,088	2,333,793
Deferred financing costs, net	(12,694)	(14,881)
Unamortized debt discount	(7,940)	(8,547)
Total	$2,277,454	$2,310,365
______________

(1)The effective rate is the yield as of September 30, 2022 and includes the stated interest rate, deferred financing cost amortization and interest associated with variable to fixed interest rate swap agreements.
(2)Pre-payment is generally allowed for each loan upon payment of a customary pre-payment penalty.
(3)Represents a $164 million mortgage loan bearing interest at 4.09% and a $15.5 million loan bearing interest at 6.25%.
(4)Ownership of 383 Main Avenue, Norwalk CT was transferred to the lender during April 2022.
(5)At September 30, 2022, we were in compliance with all debt covenants.
(6)As of August 29, 2022, the benchmark index interest rate was converted from LIBOR to SOFR, plus a benchmark adjustment of 10.0 basis points.

Principal Payments
    Aggregate required principal payments at September 30, 2022 are as follows (amounts in thousands):

Year	Amortization	Maturities	Total
2022	$2,160	$—	$2,160
2023	9,632	—	9,632
2024	9,903	77,675	87,578
2025	7,979	315,000	322,979
2026	8,491	225,000	233,491
Thereafter	35,966	1,606,282	1,642,248
Total	$74,131	$2,223,957	$2,298,088

Deferred Financing Costs
    Deferred financing costs, net, consisted of the following at September 30, 2022 and December 31, 2021 (amounts in thousands):

	September 30, 2022	December 31, 2021
Financing costs	$44,065	$44,637
Less: accumulated amortization	(25,875)	(22,525)
Total deferred financing costs, net	$18,190	$22,112
    Amortization expense related to deferred financing costs was $1.2 million and $1.1 million for the three months ended September 30, 2022 and 2021, respectively, and $3.8 million and $3.4 million for the nine months ended September 30, 2022 and 2021, respectively.

Unsecured Revolving Credit and Term Loan Facilities

    On August 29, 2022, we entered into a third amendment to our amended and restated credit agreement dated August 29, 2017 with Bank of America, N.A., as administrative agent and the other lenders party thereto, which governs our senior unsecured revolving credit facility and term loan facility (collectively, the “BofA Credit Facility”). The BofA Credit Facility is in the initial maximum principal amount of up to $1.065 billion, which consists of an $850.0 million revolving credit facility that matures on March 31, 2025, and a $215.0 million term loan facility that matures on March 19, 2025. As of September 30, 2022, we had no borrowings under the revolving credit facility and $215.0 million under the term loan facility.

    On August 29, 2022, we entered into a second amendment to our credit agreement dated March 19, 2020 with Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto, which governs a senior unsecured term loan facility (the “Wells Term Loan Facility”). The Wells Term Loan Facility is in the original principal amount of $175.0 million and matures on December 31, 2026. We may request the Wells Term Loan Facility be increased through one or more increases or the addition of new pari passu term loan tranches, for a maximum aggregate principal amount not to exceed $225 million. As of September 30, 2022, our borrowings amounted to $175.0 million under the Wells Term Loan Facility.

    The terms of both the BofA Credit Facility and the Wells Term Loan Facility include customary covenants, including limitations on liens, investment, distributions, debt, fundamental changes, and transactions with affiliates and require certain customary financial reports. Both facilities also require compliance with financial ratios including a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a minimum unencumbered interest coverage ratio, and a maximum unsecured leverage ratio. The agreements governing both facilities also contain customary events of default (subject in certain cases to specified cure periods), including but not limited to non-payment, breach of covenants, representations or warranties, cross defaults, bankruptcy or other insolvency events, judgments, ERISA events, invalidity of loan documents, loss of real estate investment trust qualification, and occurrence of a change of control. As of September 30, 2022, we were in compliance with these covenants.

Senior Unsecured Notes
    The terms of the senior unsecured notes include customary covenants, including limitations on liens, investment, distributions, debt, fundamental changes, and transactions with affiliates and require certain customary financial reports. It also requires compliance with financial ratios including a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a minimum unencumbered interest coverage ratio, and a maximum unsecured leverage ratio. The agreements also contain customary events of default (subject in certain cases to specified cure periods), including but not limited to non-payment, breach of covenants, representations or warranties, cross defaults, bankruptcy or other insolvency events, judgments, ERISA events, the occurrence of certain change of control transactions and loss of real estate investment trust qualification. As of September 30, 2022, we were in compliance with these covenants.
6. Accounts Payable and Accrued Expenses
    Accounts payable and accrued expenses consisted of the following as of September 30, 2022 and December 31, 2021 (amounts in thousands):

	September 30, 2022	December 31, 2021
Accrued capital expenditures	$55,320	$49,247
Accounts payable and accrued expenses	36,353	41,664
Interest rate swaps liability	—	25,308
Accrued interest payable	3,294	3,460
Due (from) to affiliated companies	(531)	1,131
Total accounts payable and accrued expenses	$94,436	$120,810

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
In May 2022, we entered into forward interest rate swaps with an aggregate notional value of $390.0 million that became effective in August 2022 and fixed the interest rate on 100% of our term loans. This replaced the $265.0 million swap which had fixed the interest rate on a portion of our outstanding term loans balance.

    We have agreements with our derivative counterparties that contain a provision where if we either default or are capable of being declared in default on any of our indebtedness, then we could also be declared in default on our derivative obligations. As of September 30, 2022, we did not have any derivatives in a net liability position.

    As of September 30, 2022 and December 31, 2021, we had interest rate swaps and caps with an aggregate notional value of $576.3 million and $451.3 million, respectively. The notional value does not represent exposure to credit, interest rate or market risks. As of September 30, 2022, the fair value of our interest rate swaps amounted to $18.5 million, which is included in prepaid assets and other expenses on the condensed consolidated balance sheet. As of December 31, 2021, the fair value of our interest rate swaps amounted to $(25.3) million, which is included in accounts payable and accrued expenses on the condensed consolidated balance sheet. These interest rate swaps have been designated as cash flow hedges and hedge the variability in future cash flows associated with our existing variable-rate term loan facilities. Interest rate caps not designated as hedges are not speculative and are used to manage our exposure to interest rate movements, but do not meet the strict hedge accounting requirements.

    As of September 30, 2022 and 2021, our cash flow hedges are deemed highly effective and a net unrealized gain of $21.0 million and $2.8 million for the three months ended September 30, 2022 and 2021, respectively, and a net unrealized gain of $46.8 million and $8.5 million for the nine months ended September 30, 2022 and 2021, respectively, relating to both active and terminated hedges of interest rate risk, are reflected in the condensed consolidated statements of comprehensive income (loss). Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the debt. We estimate that $3.3 million net loss of the current balance held in accumulated other comprehensive income (loss) will be reclassified into interest expense within the next 12 months.
    The table below summarizes the terms of agreements and the fair values of our derivative financial instruments as of September 30, 2022 and December 31, 2021 (amounts in thousands):

						September 30, 2022		December 31, 2021
Derivative	Notional Amount	Receive Rate	Pay Rate	Effective Date	Expiration Date	Asset	Liability	Asset	Liability
Interest rate swap	$265,000	1 Month LIBOR	2.1485%	August 31, 2017	August 24, 2022	$—	$—	$—	$(3,184)
Interest rate swap	36,820	70% of 1 Month LIBOR	2.5000%	December 1, 2021	November 1, 2030	324	—	—	(4,527)
Interest rate swap	103,790	70% of 1 Month LIBOR	2.5000%	December 1, 2021	November 1, 2033	324	—	—	(15,945)
Interest rate swap	10,710	70% of 1 Month LIBOR	1.7570%	December 1, 2021	November 1, 2033	657		—	(754)
Interest rate swap	19,008	1 Month LIBOR	2.2540%	December 1, 2021	November 1, 2030	1,143	—	—	(898)
Interest rate cap	6,780	70% of 1 Month LIBOR	4.5000%	December 1, 2021	October 1, 2024	16	—	5	—
Interest rate cap	9,188	1 Month LIBOR	5.5000%	December 1, 2021	October 1, 2024	43	—	8	—
Interest rate swap	175,000	SOFR Compound	2.5620%	August 31, 2022	December 31, 2026	8,713	—	—	—
Interest rate swap	107,500	SOFR Compound	2.6260%	August 19, 2022	March 19, 2025	3,649	—	—	—
Interest rate swap	107,500	SOFR OIS Compound	2.6280%	August 19, 2022	March 19, 2025	3,646	—	—	—
						$18,515	$—	$13	$(25,308)
    The table below shows the effect of our derivative financial instruments designated as cash flow hedges on accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2022 and 2021 (amounts in thousands):

	Three Months Ended		Nine Months Ended
Effects of Cash Flow Hedges	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Amount of gain (loss) recognized in other comprehensive income (loss)	$19,588	$(103)	$39,407	$(139)
Amount of loss reclassified from accumulated other comprehensive income ( loss) into interest expense	(1,392)	(2,920)	(7,428)	(8,687)
    The table below shows the effect of our derivative financial instruments designated as cash flow hedges on the condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021 (amounts in thousands):

	Three Months Ended		Nine Months Ended
Effects of Cash Flow Hedges	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Total interest expense presented in the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded	$(25,516)	$(23,577)	$(75,572)	$(70,553)
Amount of loss reclassified from accumulated other comprehensive income (loss) into interest expense	(1,392)	(2,920)	(7,428)	(8,687)

Fair Valuation

    The estimated fair values at September 30, 2022 and December 31, 2021 were determined by management, using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

    The following tables summarize the carrying and estimated fair values of our financial instruments as of September 30, 2022 and December 31, 2021 (amounts in thousands):

	September 30, 2022
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Interest rate swaps included in prepaid expenses and other assets	$18,457	$18,457	$—	$18,457	$—
Mortgage notes payable	915,202	809,720	—	—	809,720
Senior unsecured notes - Series A, B, C, D, E, F, G and H	973,607	862,768	—	—	862,768
Unsecured term loan facilities	388,645	390,000	—	—	390,000

	December 31, 2021
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Interest rate swap included in accounts payable and accrued expenses	$25,308	$25,308	$—	$25,308	$—
Mortgage notes payable	948,769	960,933	—	—	960,933
Senior unsecured notes - Series A, B, C, D, E, F, G and H	973,373	994,389	—	—	994,389
Unsecured term loan facilities	388,223	390,000	—	—	390,000
    Disclosure about the fair value of financial instruments is based on pertinent information available to us as of September 30, 2022 and December 31, 2021. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

8. Leases

Lessor
    We lease various spaces to tenants over terms ranging from one to 21 years. Certain leases have renewal options for additional terms. The leases provide for base monthly rentals and reimbursements for real estate taxes, escalations linked to the consumer price index or common area maintenance known as operating expense escalation. Operating expense reimbursements are reflected in our September 30, 2022 and 2021 condensed consolidated statements of operations as rental revenue.

Rental revenue includes fixed and variable payments. Fixed payments primarily relate to base rent and variable payments primarily relate to tenant expense reimbursements for certain property operating costs. The components of rental revenue for the three and nine months ended September 30, 2022 and 2021 are as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
Rental revenue	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Fixed payments	$131,800	$124,764	$399,995	$374,968
Variable payments	16,490	14,794	45,148	45,618
Total rental revenue	$148,290	$139,558	$445,143	$420,586

As of September 30, 2022, we were entitled to the following future contractual minimum lease payments (excluding operating expense reimbursements) on non-cancellable operating leases to be received which expire on various dates through 2039 (amounts in thousands):

Remainder of 2022	$120,126
2023	487,764
2024	480,189
2025	448,981
2026	407,826
Thereafter	1,934,341
$3,879,227

The above future minimum lease payments exclude tenant recoveries and the net accretion of above and below-market lease intangibles. Some leases are subject to termination options generally upon payment of a termination fee. The preceding table is prepared assuming such options are not exercised.
Lessee
    We determine if an arrangement is a lease at inception. Our operating lease agreements relate to three ground lease assets and are reflected in right-of-use assets of $28.7 million and lease liabilities of $28.7 million in our consolidated balance sheets as of September 30, 2022. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Variable lease payments are excluded from the right-of-use assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred.
    The ground leases are due to expire between the years 2050 and 2077, inclusive of extension options, and have no variable payments or residual value guarantees. As our leases do not provide an implicit rate, we determined our incremental borrowing rate based on information available at the date of adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842), in determining the present value of lease payments. The weighted average incremental borrowing rate used to calculate the right-of-use assets and lease liabilities as of September 30, 2022 was 4.5%. Rent expense for lease payments related to our operating leases is recognized on a straight-line basis over the non-cancellable term of the leases. The weighted average remaining lease term as of September 30, 2022 was 47.7 years.

    As of September 30, 2022, the following table summarizes our future minimum lease payments discounted by our incremental borrowing rates to calculate the lease liabilities of our leases (amounts in thousands):

Remainder of 2022	$380
2023	1,518
2024	1,518
2025	1,518
2026	1,518
Thereafter	63,744
Total undiscounted cash flows	70,196
Present value discount	(41,471)
Ground lease liabilities	$28,725

9. Commitments and Contingencies
Legal Proceedings
    Except as described below, as of September 30, 2022, we were not involved in any material litigation, nor, to our knowledge, was any material litigation threatened against us or our properties, other than routine litigation arising in the ordinary course of business such as disputes with tenants. We believe that the costs and related liabilities, if any, which may result from such actions will not materially affect our condensed consolidated financial position, operating results or liquidity.
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
Unfunded Capital Expenditures
    At September 30, 2022, we estimate that we will incur approximately $117.9 million of capital expenditures (including tenant improvements and leasing commissions) on our properties pursuant to existing lease agreements. We expect to fund these capital expenditures with operating cash flow, additional property level mortgage financings, our unsecured credit facility, cash on hand and other borrowings. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs. We expect that these financing requirements will be met in a similar fashion.
Concentration of Credit Risk

    Financial instruments that subject us to credit risk consist primarily of cash and cash equivalents, restricted cash, short-term investments, tenant and other receivables and deferred rent receivables. At September 30, 2022, we held on deposit at various major financial institutions cash and cash equivalents and restricted cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation.
Asset Retirement Obligations
    We are required to accrue costs that we are legally obligated to incur on retirement of our properties which result from acquisition, construction, development and/or normal operation of such properties. Retirement includes sale, abandonment or disposal of a property. Under that standard, a conditional asset retirement obligation represents a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within a company’s control and a liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated. Environmental site assessments and investigations have identified asbestos or asbestos-containing building materials in certain of our properties. As of September 30, 2022, management has no plans to remove or alter these properties in a manner that would trigger federal and other applicable regulations for asbestos removal, and accordingly, the obligations to remove the asbestos or asbestos-containing building materials from these properties have indeterminable settlement dates. As such, we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligation. However, ongoing asbestos abatement, maintenance programs and other required documentation are carried out as required and related costs are expensed as incurred.
Other Environmental Matters
    Certain of our properties have been inspected for soil contamination due to pollutants, which may have occurred prior to our ownership of these properties or subsequently in connection with its development and/or its use. Required remediation to such properties has been completed, and as of September 30, 2022, management believes that there are no obligations related to environmental remediation other than maintaining the affected sites in conformity with the relevant authority’s mandates and filing the required documents. All such maintenance costs are expensed as incurred. We expect that resolution of the environmental matters relating to the above will not have a material impact on our business, assets, consolidated financial condition, results of operations or liquidity. However, we cannot be certain that we have identified all environmental liabilities at our properties, that all necessary remediation actions have been or will be undertaken at our properties or that we will be indemnified, in full or at all, in the event that such environmental liabilities arise.
Insurance Coverage
    We carry insurance coverage on our properties of types and in amounts with deductibles that we believe are in line with coverage customarily obtained by owners of similar properties.
10. Capital
    As of September 30, 2022, there were 160,576,042 shares of Class A common stock 993,332 shares of Class B common stock and 110,959,627 operating partnership units outstanding, of which 161,569,374, or 59.3%, were owned by ESRT and 110,959,627, or 40.7%, were owned by other partners, including ESRT directors, members of senior management and other employees.
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

    The following table summarizes ESRT's purchases of equity securities in each of the three months ended September 30, 2022:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Maximum Approximate Dollar Value Available for Future Purchase (in thousands)
July 2022	184,045	$6.92	$434,286
August 2022	621,314	$7.32	$429,736
September 2022	1,761,561	$6.97	$417,455
Private Perpetual Preferred Units
    As of September 30, 2022, there were 4,664,038 Series 2019 Preferred Units ("Series 2019 Preferred Units") and 1,560,360 Series 2014 Private Perpetual Preferred Units ("Series 2014 Preferred Units") outstanding. The Series 2019 Preferred Units have a liquidation preference of $13.52 per unit and are entitled to receive cumulative preferential annual cash distributions of $0.70 per unit payable in arrears on a quarterly basis. The Series 2014 Preferred Units which have a liquidation preference of $16.62 per unit and are entitled to receive cumulative preferential annual cash distributions of $0.60 per unit payable in arrears on a quarterly basis. Both series are not redeemable at the option of the holders and are redeemable at our option only in the case of specific defined events.

Distributions
    Total distributions paid to OP unitholders were $9.6 million and $29.1 million for the three and nine months ended September 30, 2022, respectively, and $10.0 million and $19.4 million for the three and nine months ended September 30, 2021, respectively. Total distributions paid to preferred unitholders were $1.1 million and $3.2 million for the three and nine months ended September 30, 2022, respectively, and $1.1 million and $3.2 million for the three and nine months ended September 30, 2021, respectively.
Incentive and Share-Based Compensation

    The Plans provide for grants to directors, employees and consultants consisting of stock options, restricted stock, dividend equivalents, stock payments, performance shares, LTIP units, stock appreciation rights and other incentive awards. An aggregate of 11.0 million shares of ESRT common stock is authorized for issuance under awards granted pursuant to the 2019 Plan, and as of September 30, 2022, 5.9 million shares of ESRT common stock remain available for future issuance.
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

    LTIP units and ESRT restricted stock issued during the nine months ended September 30, 2022 were valued at $22.4 million. The weighted average per unit or share fair value was $7.21 for grants issued in 2022. The fair value per unit or share granted in 2022 was estimated on the respective dates of grant using the following assumptions: an expected life from 2.0 to 5.3 years, a dividend rate of 2.0%, a risk-free interest rate from 1.4% to 2.0%, and an expected price volatility from 37.0% to 53.0%.     No other stock options, dividend equivalents, or stock appreciation rights were issued or outstanding in 2022.
    The following is a summary of ESRT restricted stock and LTIP unit activity for the nine months ended September 30, 2022:

	Restricted Stock	Time-based LTIPs	Market-based LTIPs	Performance-based LTIPs	Weighted Average Grant Fair Value
Unvested balance at December 31, 2021	214,408	2,499,592	5,039,134	—	$7.02
Vested	(68,867)	(1,052,119)	—	—	9.95
Granted	232,448	1,514,434	780,155	578,943	7.21
Forfeited or unearned	(17,830)	—	(1,311,839)	—	7.21
Unvested balance at September 30, 2022	360,159	2,961,907	4,507,450	578,943	$6.67
    The time-based LTIPs and ESRT restricted stock awards are treated for accounting purposes as immediately vested upon the later of (i) the date the grantee attains the age of 60 or 65, as applicable, and (ii) the date on which grantee has first completed ten years of continuous service with our company or its affiliates. For award agreements that qualify, we recognize noncash compensation expense on the grant date for the time-based awards and ratably over the vesting period for the market-based and performance-based awards, and accordingly, we recognized $0.4 million and $2.0 million for the three and nine months ended September 30, 2022, respectively, and $0.7 million and $2.1 million for the three and nine months ended September 30, 2021, respectively. Unrecognized compensation expense was $1.2 million at September 30, 2022, which will be recognized over a weighted average period of 3.3 years.
    For the remainder of the LTIP unit and ESRT restricted stock awards, we recognize noncash compensation expense ratably over the vesting period, and accordingly, we recognized noncash compensation expense of $4.8 million and $13.7 million for the three and nine months ended September 30, 2022, respectively, and $4.7 million and $13.3 million for the three and nine months ended September 30, 2021, respectively. Unrecognized compensation expense was $30.7 million at September 30, 2022, which will be recognized over a weighted average period of 2.6 years.

Earnings Per Unit
    Earnings per unit for the three and nine months ended September 30, 2022 and 2021 is computed as follows (amounts in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Numerator:
Net income (loss)	$10,118	$(10,183)	$41,592	$(8,963)
Private perpetual preferred unit distributions	(1,050)	(1,050)	(3,151)	(3,151)
Net loss attributable to non-controlling interests in other partnerships	49	—	271	—
Earnings allocated to unvested units	—	(114)	—	(227)
Net income (loss) attributable to common unitholders – basic and diluted	$9,117	$(11,347)	$38,712	$(12,341)

Denominator:
Weighted average units outstanding – basic	266,035	277,716	269,880	277,829
Effect of dilutive securities:
Stock-based compensation plans	1,086	—	1,086	—
Weighted average units outstanding –- diluted	267,121	277,716	270,966	277,829

Earnings per share:
Basic	$0.03	$(0.04)	$0.14	$(0.04)
Diluted	$0.03	$(0.04)	$0.14	$(0.04)
    There were zero and zero antidilutive shares and LTIP units for the three and nine months ended September 30, 2022, respectively, and 1,084 and 998 antidilutive shares and LTIP units for the three and nine months ended September 30, 2021, respectively.
11. Related Party Transactions
Supervisory Fee Revenue

    We earned supervisory fees from entities affiliated with Anthony E. Malkin, our Chairman, President and Chief Executive Officer, of $0.2 million and $0.3 million for the three months ended September 30, 2022 and 2021, respectively, and $0.8 million and $0.8 million for the nine months ended September 30, 2022 and 2021, respectively. These fees are included within third-party management and other fees.
Property Management Fee Revenue
    We earned property management fees from entities affiliated with Anthony E. Malkin of $0.1 million and $0.1 million for the three months ended September 30, 2022 and 2021, respectively, and $0.2 million and $0.2 million for the nine months ended September 30, 2022 and 2021, respectively. These fees are included within third-party management and other fees.
Other

     We receive rent generally at the market rental rate for 5,447 square feet of leased space from entities affiliated with Anthony E. Malkin at one of our properties. Under the lease, the tenant has the right to cancel such lease without special payment on 90 days’ notice. We also have a shared use agreement with such tenant, to occupy a portion of the leased premises as the office location for Peter L. Malkin, our chairman emeritus and employee, utilizing approximately 15% of the space, for which we pay to such tenant an allocable pro rata share of the cost. We also have agreements with these entities and excluded properties and businesses to provide them with general computer-related support services. Total revenue aggregated $0.1 million and $0.1 million for the three months ended September 30, 2022 and 2021, respectively, and $0.2 million and $0.2 million for the nine months ended September 30, 2022 and 2021, respectively.
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

    The following tables provide components of segment net income (loss) for each segment for the three and nine months ended September 30, 2022 and 2021 (amounts in thousands):

	Three Months Ended September 30, 2022
	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Rental revenue	$148,290	$—	$—	$148,290
Intercompany rental revenue	19,072	—	(19,072)	—
Observatory revenue	—	33,051	—	33,051
Lease termination fees	—	—	—	—
Third-party management and other fees	389	—	—	389
Other revenue and fees	1,982	—	—	1,982
Total revenues	169,733	33,051	(19,072)	183,712
Operating expenses:
Property operating expenses	42,798	—	—	42,798
Intercompany rent expense	—	19,072	(19,072)	—
Ground rent expense	2,331	—	—	2,331
General and administrative expenses	15,725	—	—	15,725
Observatory expenses	—	8,516	—	8,516
Real estate taxes	31,831	—	—	31,831
Depreciation and amortization	46,933	51	—	46,984
Total operating expenses	139,618	27,639	(19,072)	148,185
Total operating income	30,115	5,412	—	35,527
Other income (expense):
Interest income	1,530	34	—	1,564
Interest expense	(25,516)	—	—	(25,516)
Gain on disposition of property	—	—	—	—
Income before income taxes	6,129	5,446	—	11,575
Income tax expense	(359)	(1,098)	—	(1,457)
Net income	$5,770	$4,348	$—	$10,118
Segment assets	$3,950,883	$250,257	$—	$4,201,140
Expenditures for segment assets	$18,686	$24	$—	$18,710

	Three Months Ended September 30, 2021
	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Rental revenue	$139,558	$—	$—	$139,558
Intercompany rental revenue	5,310	—	(5,310)	—
Observatory revenue	—	12,796	—	12,796
Lease termination fees	11,321	—	—	11,321
Third-party management and other fees	314	—	—	314
Other revenue and fees	921	138	—	1,059
Total revenues	157,424	12,934	(5,310)	165,048
Operating expenses:
Property operating expenses	33,357	—	—	33,357
Intercompany rent expense	—	5,310	(5,310)	—
Ground rent expense	2,331	—	—	2,331
General and administrative expenses	14,427	—	—	14,427
Observatory expenses	—	6,370	—	6,370
Real estate taxes	29,566	—	—	29,566
Depreciation and amortization	65,759	35	—	65,794
Total operating expenses	145,440	11,715	(5,310)	151,845
Total operating income (loss)	11,984	1,219	—	13,203
Other income (expense):
Interest income	211	—	—	211
Interest expense	(23,577)	—	—	(23,577)
Income (loss) before income taxes	(11,382)	1,219	—	(10,163)
Income tax (expense) benefit	53	(73)	—	(20)
Net income (loss)	$(11,329)	$1,146	$—	$(10,183)
Segment assets	$3,870,142	$242,021	$—	$4,112,163
Expenditures for segment assets	$21,349	$—	$—	$21,349

	Nine Months Ended September 30, 2022
	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Rental revenue	$445,143	$—	$—	$445,143
Intercompany rental revenue	46,801	—	(46,801)	—
Observatory revenue	—	73,660	—	73,660
Lease termination fees	20,032	—	—	20,032
Third-party management and other fees	1,025	—	—	1,025
Other revenue and fees	5,908	—	—	5,908
Total revenues	518,909	73,660	(46,801)	545,768
Operating expenses:
Property operating expenses	118,875	—	—	118,875
Intercompany rent expense	—	46,801	(46,801)	—
Ground rent expense	6,994	—	—	6,994
General and administrative expenses	45,287	—	—	45,287
Observatory expenses	—	22,507	—	22,507
Real estate taxes	91,637	—	—	91,637
Depreciation and amortization	172,258	136	—	172,394
Total operating expenses	435,051	69,444	(46,801)	457,694
Total operating income (loss)	83,858	4,216	—	88,074
Other income (expense):
Interest income	2,105	39	—	2,144
Interest expense	(75,572)	—	—	(75,572)
Gain on disposition of property	27,170	—	—	27,170
Income (loss) before income taxes	37,561	4,255	—	41,816
Income tax (expense) benefit	(541)	317	—	(224)
Net income	$37,020	$4,572	$—	$41,592
Expenditures for segment assets	$70,795	$315	$—	$71,110

	Nine Months Ended September 30, 2021
	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Rental revenue	$420,586	$—	$—	$420,586
Intercompany rental revenue	16,271	—	(16,271)	—
Observatory revenue	—	23,758	—	23,758
Lease termination fees	15,949	—	—	15,949
Third-party management and other fees	917	—	—	917
Other revenue and fees	2,412	138	—	2,550
Total revenues	456,135	23,896	(16,271)	463,760
Operating expenses:
Property operating expenses	92,429	—	—	92,429
Intercompany rent expense	—	16,271	(16,271)	—
Ground rent expense	6,994	—	—	6,994
General and administrative expenses	42,369	—	—	42,369
Observatory expenses	—	16,226	—	16,226
Real estate taxes	92,367	—	—	92,367
Depreciation and amortization	155,244	95	—	155,339
Total operating expenses	389,403	32,592	(16,271)	405,724
Total operating income (loss)	66,732	(8,696)	—	58,036
Other income (expense):
Interest income	494	3	—	497
Interest expense	(70,553)	—	—	(70,553)
Loss on early extinguishment of debt	(214)	—	—	(214)
Income (loss) before income taxes	(3,541)	(8,693)	—	(12,234)
Income tax (expense) benefit	(365)	3,636	—	3,271
Net loss	$(3,906)	$(5,057)	$—	$(8,963)
Expenditures for segment assets	$64,655	$4	$—	$64,659

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

The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: (i) economic, market, political and social impact of, and uncertainty relating to, the COVID-19 pandemic; (ii) a failure of conditions or performance regarding any event or transaction described herein, (iii) resolution of legal proceedings involving the Company; (iv) reduced demand for office, multifamily or retail space, including as a result of the COVID-19 pandemic; (v) changes in our business strategy; (vi) changes in technology and market competition that affect utilization of our office, retail, Observatory, broadcast or other facilities; (vii) changes in domestic or international tourism, including due to health crises such as the COVID-19 pandemic, geopolitical events, including global hostilities, currency exchange rates, and/or competition from recently opened observatories in New York City, any or all of which may cause a decline in Observatory visitors; (viii) defaults on, early terminations of, or non-renewal of, leases by tenants; (ix) increases in the Company’s borrowing costs as a result of changes in interest rates and other factors, including the current phasing out of LIBOR; (x) declining real estate valuations and impairment charges; (xi) termination of our ground leases; (xii) changes in our ability to pay down, refinance, restructure or extend our indebtedness as it becomes due and potential limitations on our ability to borrow additional funds in compliance with drawdown conditions and financial covenants; (xiii) decreased rental rates or increased vacancy rates; (xiv) our failure to execute any newly planned capital project successfully or on the anticipated timeline or budget; (xv) difficulties in identifying and completing acquisitions; (xvi) risks related to any development project (including our Metro Tower potential development site); (xvii) impact of changes in governmental regulations, tax laws and rates and similar matters; (xviii) our failure to qualify as a REIT; (xix) environmental uncertainties and risks related to climate change, adverse weather conditions, rising sea levels and natural disasters; (xx) incurrence of taxable capital gain on disposition of an asset due to failure of use or compliance with a 1031 exchange program; and (xxi) accuracy of our methodologies and estimates regarding ESG metrics and goals, tenant willingness and ability to collaborate in reporting ESG metrics and meeting ESG goals, and impact of governmental regulation on our ESG efforts. For a further discussion of these and other factors that could impact the Company's future results, see the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, and other risks described in documents subsequently filed by the Company from time to time with the Securities and Exchange Commission.

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
Highlights for the three months ended September 30, 2022

•Incurred net income attributable to common unitholders of $9.1 million and achieved Core Funds From Operations attributable to common unitholders ("Core FFO") of $56.5 million.
•Total commercial portfolio 88.5% leased, New York City office portfolio 89.4% leased.

•Signed a total of 335,382 rentable square feet of new, renewal, and expansion leases.

•Empire State Building Observatory generated $24.5 million of net operating income for the third quarter 2022.

•ESRT repurchased $20.1 million of its common stock in the third quarter of 2022 and through October 24, 2022.

Results of Operations
Overview
    The discussion below relates to our financial condition and results of operations for the three months ended September 30, 2022 and 2021, respectively.

Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021
The following table summarizes our historical results of operations for the three months ended September 30, 2022 and 2021 (amounts in thousands):

	Three Months Ended September 30,
	2022	2021	Change	%
Revenues:
Rental revenue	$148,290	$139,558	$8,732	6.3%
Observatory revenue	33,051	12,796	20,255	158.3%
Lease termination fees	—	11,321	(11,321)	(100.0)%
Third-party management and other fees	389	314	75	23.9%
Other revenues and fees	1,982	1,059	923	87.2%
Total revenues	183,712	165,048	18,664	11.3%
Operating expenses:
Property operating expenses	42,798	33,357	(9,441)	(28.3)%
Ground rent expenses	2,331	2,331	—	—%
General and administrative expenses	15,725	14,427	(1,298)	(9.0)%
Observatory expenses	8,516	6,370	(2,146)	(33.7)%
Real estate taxes	31,831	29,566	(2,265)	(7.7)%
Depreciation and amortization	46,984	65,794	18,810	28.6%
Total operating expenses	148,185	151,845	3,660	2.4%
Operating income	35,527	13,203	22,324	169.1%
Other income (expense):
Interest income	1,564	211	1,353	641.2%
Interest expense	(25,516)	(23,577)	(1,939)	(8.2)%
Income (loss) before income taxes	11,575	(10,163)	21,738	213.9%
Income tax (expense) benefit	(1,457)	(20)	(1,437)	(7,185.0)%
Net income (loss)	10,118	(10,183)	20,301	199.4%
Private perpetual preferred unit distributions	(1,050)	(1,050)	—	—%
Net loss attributable to non-controlling interests in other partnerships	49	—	49	100.0%
Net income (loss) attributable to common unitholders	$9,117	$(11,233)	$20,350	181.2%

Rental Revenue

    The increase in rental revenue reflects the inclusion of revenue from our multifamily properties which were acquired on December 22, 2021.

 Observatory Revenue

Observatory revenues were higher driven by increased visitation.
Other Revenues and Fees
The increase in other revenues and fees was due to higher food and beverage sales, parking income and bad debt recovery income.
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
Real Estate Taxes
Higher real estate taxes primarily attributable to the inclusion of real estate taxes from our recently acquired multifamily properties.
Depreciation and Amortization

The decrease in depreciation and amortization reflects write-offs primarily related to one tenant in the third quarter 2021.
Interest Income
    The increase reflects higher interest rates in the three months ended September 30, 2022 compared to the three months ended September 30, 2021.
Interest Expense
The increase was primarily attributable to interest expense from our recently acquired multifamily properties, partially offset by the cancellation of debt from 383 Main Avenue, Norwalk CT.
Income Taxes
The increase in income tax expense was attributable to higher net operating income for the observatory segment.

Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021
The following table summarizes our historical results of operations for the nine months ended September 30, 2022 and 2021 (dollars in thousands):

	Nine Months Ended September 30,
	2022	2021	Change	%
Revenues:
Rental revenue	$445,143	$420,586	$24,557	5.8%
Observatory revenue	73,660	23,758	49,902	210.0%
Lease termination fees	20,032	15,949	4,083	25.6%
Third-party management and other fees	1,025	917	108	11.8%
Other revenues and fees	5,908	2,550	3,358	131.7%
Total revenues	545,768	463,760	82,008	17.7%
Operating expenses:
Property operating expenses	118,875	92,429	(26,446)	(28.6)%
Ground rent expenses	6,994	6,994	—	—%
General and administrative expenses	45,287	42,369	(2,918)	(6.9)%
Observatory expenses	22,507	16,226	(6,281)	(38.7)%
Real estate taxes	91,637	92,367	730	0.8%
Depreciation and amortization	172,394	155,339	(17,055)	(11.0)%
Total operating expenses	457,694	405,724	(51,970)	(12.8)%
Operating income	88,074	58,036	30,038	51.8%
Other income (expense):
Interest income	2,144	497	1,647	331.4%
Interest expense	(75,572)	(70,553)	(5,019)	(7.1)%
Loss on early extinguishment of debt	—	(214)	214	100.0%
Gain on disposition of property	27,170	—	27,170	100.0%
Income (loss) before income taxes	41,816	(12,234)	54,050	441.8%
Income tax (expense) benefit	(224)	3,271	(3,495)	(106.8)%
Net income (loss)	41,592	(8,963)	50,555	564.0%
Private perpetual preferred unit distributions	(3,151)	(3,151)	—	—%
Net loss attributable to non-controlling interests in other partnerships	271	—	271	100.0%
Net income (loss) attributable to common unitholders	$38,712	$(12,114)	$50,826	419.6%
Rental Revenue

    The increase in rental revenue reflects the inclusion of revenue from our multifamily properties which were acquired on December 22, 2021.

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
Interest Income
    The increase reflects higher interest rates in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.
Interest Expense
The increase was primarily attributable to interest expense from our recently acquired multifamily properties, partially offset by the cancellation of debt from 383 Main Avenue, Norwalk CT.
Income Taxes
The increase in income tax expense was attributable to higher net operating income for the observatory segment.

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
At September 30, 2022, we had $387.2 million available in cash and cash equivalents, and $850 million available under our unsecured revolving credit facility.
As of September 30, 2022, we had approximately $2.3 billion of total consolidated indebtedness outstanding, with a weighted average interest rate of 3.9% and a weighted average maturity of 6.7 years. As of September 30, 2022, excluding principal amortization, we have no outstanding debt maturing until November 2024.

Unsecured Revolving Credit and Term Loan Facilities
See "Financial Statements - Note 5. Debt" for a summary of our unsecured revolving credit and term loan facilities.
Mortgage Debt
As of September 30, 2022, our consolidated mortgage notes payable amounted to $933.1 million. The first maturity is in November 2024. See "Financial Statements - Note 5. Debt" for more information on mortgage debt.

Senior Unsecured Notes

The terms of the senior unsecured notes include customary covenants, including limitations on liens, investment, distributions, debt, fundamental changes, and transactions with affiliates and require certain customary financial reports. It also requires compliance with financial ratios including a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a minimum unencumbered interest coverage ratio, and a maximum unsecured leverage ratio. The agreements also contain customary events of default (subject in certain cases to specified cure periods), including but not limited to non-payment, breach of covenants, representations or warranties, cross defaults, bankruptcy or other insolvency events, judgments, ERISA events, the occurrence of certain change of control transactions and loss of real estate investment trust qualification. As of September 30, 2022, we were in compliance with the covenants under the outstanding senior unsecured notes.

Financial Covenants
As of September 30, 2022, we were in compliance with the following financial covenants:

Financial covenant	Required	September 30, 2022	In Compliance
Maximum total leverage	< 60%	39.0%	Yes
Maximum secured leverage	< 40%	15.6%	Yes
Minimum fixed charge coverage	> 1.50x	2.6x	Yes
Minimum unencumbered interest coverage	> 1.75x	4.7x	Yes
Maximum unsecured leverage	< 60%	28.5%	Yes

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

Office Properties(1)

	Nine Months Ended September 30,
Total New Leases, Expansions, and Renewals	2022	2021
Number of leases signed(2)	103	88
Total square feet	928,598	614,328
Leasing commission costs per square foot(3)	$19.14	$17.10
Tenant improvement costs per square foot(3)	59.20	59.80
Total leasing commissions and tenant improvement costs per square foot(3)	$78.34	$76.90
Retail Properties(4)

	Nine Months Ended September 30,
Total New Leases, Expansions, and Renewals	2022	2021
Number of leases signed(2)	12	7
Total square feet	45,655	16,382
Leasing commission costs per square foot(3)	$59.85	$42.88
Tenant improvement costs per square foot(3)	53.97	36.18
Total leasing commissions and tenant improvement costs per square foot(3)	$113.82	$79.06
_______________
(1)Excludes an aggregate of 497,235 and 504,284 rentable square feet of retail space in our Manhattan office properties in 2022 and 2021, respectively. Includes the Empire State Building broadcasting licenses and observatory operations.
(2)Presents a renewed and expansion lease as one lease signed.
(3)Presents all tenant improvement and leasing commission costs as if they were incurred in the period in which the lease was signed, which may be different than the period in which they were actually paid.
(4)Includes an aggregate of 497,235 and 504,284 rentable square feet of retail space in our Manhattan office properties in 2022 and 2021, respectively. Excludes the Empire State Building broadcasting licenses and observatory operations.

	Nine Months Ended September 30,
	2022	2021
Total Portfolio
Capital expenditures (1)	$28,823	$15,552
_______________
(1)Excludes tenant improvements and leasing commission costs.
As of September 30, 2022, we expect to incur additional costs relating to obligations under existing lease agreements of approximately $117.9 million for tenant improvements and leasing commissions. We intend to fund the tenant improvements and leasing commission costs through a combination of operating cash flow, cash on hand, additional property level mortgage financings and borrowings under the unsecured revolving credit facility.
Capital expenditures are considered part of both our short-term and long-term liquidity requirements. We intend to fund capital improvements through a combination of operating cash flow, cash on hand and borrowings under the unsecured revolving credit facility.
Off-Balance Sheet Arrangements
As of September 30, 2022, we did not have any off-balance sheet arrangements.

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
Distribution to Equity Holders
Distributions and dividends amounting to $32.2 million and $22.6 million have been made to equity holders for the nine months ended September 30, 2022 and 2021, respectively.

Stock and Publicly Traded Operating Partnership Unit Repurchase Program

    ESRT's Board of Directors authorized the repurchase of up to $500 million of ESRT Class A common stock and the Operating Partnership’s Series ES, Series 250 and Series 60 operating partnership units through December 31, 2023. Under the program, ESRT may purchase ESRT Class A common stock and we may purchase our Series ES, Series 250 and Series 60 operating partnership units in accordance with applicable securities laws from time to time in the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by ESRT and us at our discretion and will be subject to stock price, availability, trading volume and general market conditions. The authorization does not obligate ESRT or us to acquire any particular amount of securities, and the program may be suspended or discontinued at ESRT and our discretion without prior notice. See "Financial Statements - Note 10. Capital" for a summary of ESRT's purchases of equity securities in each of the three months ended September 30, 2022.

Cash Flows
Comparison of Nine Months Ended September 30, 2022 to the Nine Months Ended September 30, 2021
Net cash. Cash and cash equivalents and restricted cash were $439.8 million and $621.0 million, respectively, as of September 30, 2022 and 2021. The decrease was primarily due to the acquisition of real estate property at the end of 2021 and higher spending for capital expenditures, higher repurchases of common shares and higher dividends paid in 2022.
Operating activities. Net cash provided by operating activities increased by $7.0 million to $174.0 million.
Investing activities. Net cash used in investing activities increased by $18.3 million to $89.1 million due to higher capital expenditures.
Financing activities. Net cash used in financing activities increased by $76.5 million to $119.7 million primarily due to higher repurchases of common shares and higher dividends and distributions.

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

The following table presents a reconciliation of our net income, the most directly comparable GAAP measure, to NOI for the periods presented (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(unaudited)		(unaudited)
Net income (loss)	$10,118	$(10,183)	$41,592	$(8,963)
Add:
General and administrative expenses	15,725	14,427	45,287	42,369
Depreciation and amortization	46,984	65,794	172,394	155,339
Interest expense	25,516	23,577	75,572	70,553
Loss on early extinguishment of debt	—	—	—	214
Income tax expense (benefit)	1,457	20	224	(3,271)
Less:
Gain on disposition of property	—	—	(27,170)	—
Third-party management and other fees	(389)	(314)	(1,025)	(917)
Interest income	(1,564)	(211)	(2,144)	(497)
Net operating income	$97,847	$93,110	$304,730	$254,827
Other Net Operating Income Data
Straight-line rental revenue	$7,341	$3,087	$18,533	$13,197
Net increase in rental revenue from the amortization of above-and below-market lease assets and liabilities	$677	$4,244	$4,136	$5,615
Amortization of acquired below-market ground leases	$1,957	$1,957	$5,873	$5,873

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
The following table presents a reconciliation of our net income, the most directly comparable GAAP measure, to FFO, Modified FFO and Core FFO for the periods presented (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(unaudited)		(unaudited)
Net income (loss)	$10,118	$(10,183)	$41,592	$(8,963)
Noncontrolling interests in other partnerships	49	—	271	—
Private perpetual preferred unit distributions	(1,050)	(1,050)	(3,151)	(3,151)
Real estate depreciation and amortization	45,461	64,565	167,446	151,149
Gain on disposition of property	—	—	(27,170)	—
FFO attributable to common unitholders	54,578	53,332	178,988	139,035
Amortization of below-market ground leases	1,957	1,957	5,873	5,873
Modified FFO attributable to common unitholders	56,535	55,289	184,861	144,908
Loss on early extinguishment of debt	—	—	—	214
Core FFO attributable to common unitholders	$56,535	$55,289	$184,861	$145,122

Weighted average Operating Partnership units
Basic	266,035	277,716	269,880	277,829
Diluted	267,121	277,716	270,966	277,829

Factors That May Influence Future Results of Operations
Portfolio Transaction Activity
Subsequent to September 30, 2022, we entered into agreements to sell 500 Mamaroneck Avenue in Harrison, NY and 10 Bank Street in White Plains, NY at a gross asset valuation of $95.0 million. These transactions are expected to close in the first quarter of 2023, subject to customary closing conditions.
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
    As of September 30, 2022, there were approximately 1.1 million rentable square feet of space in our portfolio available to lease (excluding leases signed but not yet commenced) representing 11.5% of the net rentable square footage of the properties in our portfolio. In addition, leases representing 1.4% and 5.5% of net rentable square footage of the properties in our portfolio will expire in 2022 and in 2023, respectively. These leases are expected to represent approximately 1.6% and 6.4%, respectively, of our annualized rent for such periods. Our revenues and results of operations can be impacted by expiring leases that are not renewed or re-leased or that are renewed or re-leased at base rental rates equal to, above or below the current average base rental rates. Further, our revenues and results of operations can also be affected by the costs we incur to re-lease available space, including payment of leasing commissions, redevelopments and build-to-suit remodeling that may not be borne by the tenant.
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

Observatory Operations
For the three months ended September 30, 2022, the observatory hosted 687,000 visitors, compared to 255,000 visitors for the same period in 2021. Our return of attendance to pre-COVID-19 levels is closely tied to national and international travel trends and these remain adversely impacted by developments around the COVID-19 pandemic.
    Observatory revenue for the three months ended September 30, 2022 was $33.1 million, compared to $12.8 million for the three months ended September 30, 2021. Observatory revenues and admissions are dependent upon the following: (i) the number of tourists (domestic and international) who come to New York City and visit the observatory, as well as any related tourism trends; (ii) the prices per admission that can be charged; (iii) seasonal trends affecting the number of visitors to the observatory; (iv) competition, in particular from other new and existing observatories; and (v) weather trends.
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

    As of September 30, 2022, we have interest rate LIBOR swap and cap agreements and SOFR swap agreements with an aggregate notional value of $576.3 million and which mature between October 1, 2024 and November 1, 2033. These "variable to fixed" interest rate swaps have been designated as cash flow hedges and are deemed highly effective with fair values of $18.5 million which is included in prepaid assets and other expenses on the condensed consolidated balance sheet as of September 30, 2022. Given the phasing out of LIBOR, we have entered into SOFR swap agreements to begin the replacement of our LIBOR swap agreements. We will continue to work with our lenders and counterparties to replace or modify, as appropriate, the interest rate provisions in our other LIBOR swap and cap agreements.

     As of September 30, 2022, the weighted average interest rate on the $2.3 billion of fixed-rate indebtedness outstanding was 3.9% per annum, with maturities at various dates through March 17, 2035.
As of September 30, 2022, the fair value of our outstanding debt was approximately $2.1 billion, which was approximately $215.0 million less than the book value as of such date. Interest risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure.

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
    As of September 30, 2022, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of ESRT management, including ESRT's Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures at the end of the period covered by this report. Based on the foregoing, ESRT's Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including ESRT's Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
    No changes to our internal control over financial reporting were identified in connection with the evaluation referenced above that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    See Note 9 to the Condensed Consolidated Financial Statements for a description of legal proceedings.

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

Recent Sales of Unregistered Securities

     None.

Recent Purchases of Equity Securities

Stock and Publicly Traded Operating Partnership Unit Repurchase Program

     ESRT's Board of Directors authorized the repurchase of up to $500 million of our Class A common stock and the Operating Partnership’s Series ES, Series 250 and Series 60 operating partnership units during the period from January 1, 2022 through December 31, 2023. This replaces an earlier $500.0 million repurchase authorization that ran from January 1, 2021 through December 31, 2021. Under the program, ESRT may purchase our Class A common stock and we may purchase our Series ES, Series 250 and Series 60 operating partnership units in accordance with applicable securities laws from time to time in the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by ESRT and us and will be subject to stock price, availability, trading volume, general market conditions, and applicable securities laws. The authorization does not obligate ESRT or us to acquire any particular amount of securities, and the program may be suspended or discontinued at ESRT and our discretion without prior notice. As of September 30, 2022, we had approximately $417.5 million remaining of the authorized repurchase amount.

The following table summarizes ESRT's repurchases of equity securities in each of the months in the three month period ended September 30, 2022 under the repurchase program described above:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value Available for Future Purchase (in thousands)
July 1-31, 2022	184,045	$6.92	184,045	$434,286
August 1-31, 2022	621,314	$7.32	621,314	$429,736
September 1-30, 2022	1,761,561	$6.97	1,761,561	$417,455

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.62*
Second Amendment, dated as of August 29, 2022, to that certain Credit Agreement, dated as of March 19, 2020, among Empire State Realty Trust, Inc., Empire State Realty OP, L.P., the subsidiary guarantors party thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent.

10.63*
Third Amendment, dated as of August 29, 2022, to that certain Amended and Restated Credit Agreement, dated August 29, 2017, among Empire State Realty Trust, Inc., Empire State Realty OP, L.P. , the subsidiary guarantors party thereto, the lenders party thereto, and Bank of America, N.A. , as administrative agent.

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

EMPIRE STATE REALTY OP, L.P.
By: Empire State Realty Trust, Inc., its general partner

Date:	November 3, 2022	By:/s/ Christina Chiu
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date:	November 3, 2022	By: /s/ Stephen V. Horn
Senior Vice President,
Chief Accounting Officer
(Principal Accounting Officer)