Form 10-K
period 2022-12-31
Empire State Realty OP, L.P.
filed 2023-02-28
CIK 1553079

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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
(212) 850-2600
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol	Name of Exchange on Which Registered
Series ES operating partnership units	ESBA	NYSE Arca, Inc.
Series 60 operating partnership units	OGCP	NYSE Arca, Inc.
Series 250 operating partnership units	FISK	NYSE Arca, Inc.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report  ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1 (b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
As of February 24, 2023, there were 20,750,394 units of the registrants' Series ES operating partnership units outstanding, 5,514,754 units of the Series 60 operating partnership units outstanding, and 2,727,779 units of the Series 250 operating partnership units outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Our sole general partner is Empire State Realty Trust, Inc. Portions of Empire State Realty Trust, Inc.'s Proxy Statement for its 2022 Annual Stockholders' Meeting (which is scheduled to be held on May 11, 2023 virtually via a live webcast) to be filed within 120 days after the end of Empire State Realty Trust, Inc.'s fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

DEFINITIONS

•"annualized rent" represents annualized base rent and current reimbursement for operating expenses and real estate taxes;

•"formation transactions" means a series of transactions pursuant to which we acquired, substantially concurrently with the completion of the Offering, through a series of contributions and merger transactions, our commercial portfolio of real estate assets which were held by existing entities, the ownership interests in the certain management entities of our predecessor and one development parcel;

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

•"enterprise value" means all outstanding shares of Empire State Realty Trust, Inc.'s Class A common stock at the time indicated plus shares of Class A common stock that may be issuable upon the exchange of operating partnership units on a one-for-one basis and shares of Class A common stock issuable upon the conversion of Class B common stock on a one-for-one basis multiplied by the Class A common share price at December 31, 2022, plus private perpetual preferred units plus consolidated debt at December 31, 2022;

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

PART I
ITEM 1. BUSINESS

Overview
    Empire State Realty OP, L.P. is the entity through which Empire State Realty Trust, Inc. ("ESRT"), a self-administered and self-managed real estate investment trust ("REIT") conducts all of its business and owns (either directly or through subsidiaries) substantially all of its assets. We own and manage a well-positioned property portfolio of office, retail and multifamily assets in Manhattan and the greater New York metropolitan area. ESRT owns the Empire State Building, the "World’s Most Famous Building", and the newly reimagined Empire State Building Observatory Experience. Empire State Realty Trust, Inc.'s Class A common stock, par value $0.01 per share, is listed on the New York Stock Exchange under the symbol "ESRT."

    As of December 31, 2022, our office and retail portfolio contained 9.7 million rentable square feet of office and retail space, and was 85.2% occupied. Including signed leases not yet commenced, our total office and retail portfolio was 88.6% leased. As of December 31, 2022, we owned 12 office properties (including three long-term ground leasehold interests) encompassing approximately 8.9 million rentable square feet of office space, which were approximately 85.1% occupied or 88.3% leased including signed leases not yet commenced. Nine properties are located in the midtown Manhattan market and encompass approximately 7.6 million rentable square feet of office space, including the Empire State Building. Our Manhattan office properties also contain 0.5 million rentable square feet of premier retail space on their ground floor and/or contiguous levels. Three office properties are located in Fairfield County, Connecticut and Westchester County, New York, encompassing approximately 1.3 million rentable square feet. The majority of the square footage for these three properties is located in densely populated metropolitan communities with immediate access to mass transportation. Additionally, we have entitled land at the Stamford Transportation Center in Stamford, Connecticut, adjacent to one of our office properties, that will support the development of an approximately 0.4 million rentable square foot office building and garage, which we refer to herein as Metro Tower. As of December 31, 2022, our commercial portfolio also included four standalone retail properties located in Manhattan and two standalone retail properties located in the city center of Westport, Connecticut, encompassing 0.2 million rentable square feet in the aggregate. Subsequent to year-end, on February 1, 2023, the two retail properties in Westport, Connecticut were sold. See Item 2. Properties for more information. As of December 31, 2022, our standalone retail properties were 97.6% leased. Additionally, as of December 31, 2022, our portfolio included three multifamily properties located in Manhattan totaling 721 units of which 96.3% were leased.
    We were organized as a Delaware limited partnership on November 28, 2011. ESRT, as the sole general partner in our company, has responsibility and discretion in the management and control of our company, and our limited partners, in such capacity, have no authority to transact business for, or participate in the management activities of, our company. As of December 31, 2022, ESRT owned approximately 59.4% of our operating partnership units.
Business and Growth Strategies
    Our primary business objectives are to maximize cash flow and total returns to our shareholders and to increase the value of our properties through the pursuit of the following strategies:
Lease Space
We have a brand that we believe tenants associate with a consistently high level of quality of services, healthy buildings, amenities, maintenance, and tenant installations, with high performance design guidelines for energy efficiency and indoor environmental quality, and long-term financial stability. Through our commitment to brokers, we have developed long- term relationships with a focus to attract high quality potential tenants to our properties. We proactively manage and cultivate our industry relationships and make the most senior members of our management team available to our constituencies. We believe that our consistent, open dialogue with our tenants and brokers enables us to maximize our results. Our focus on performance and long-term perspective allows us to concentrate on the ongoing management of our portfolio, while we concurrently seek opportunities for growth in the future.

We believe we benefit from the tenant flight to quality trend. Tenants seek a compelling value proposition, and we offer a high-quality experience in high- quality assets at our attractive price point. Our buildings are fully modernized, well-located near mass transit, well-amenitized, and feature industry leadership in energy efficiency and indoor environmental quality, which helps us to draw consistent leasing volumes through cycles. They also have character. The quality of our commercial portfolio contributed to a solid leasing year in 2022 – we leased over one million square feet of space and made meaningful absorption progress with a 210 basis point increase in Manhattan office occupancy throughout the year. Additionally, we believe our proactive, service-intensive approach to asset and property management helps increase occupancy and rental rates.

We do extensive diligence on our tenants' financial prospects, businesses and business models to determine if we think there is potential to establish long-term relationships in which they will both renew with us and expand over time. Since the Offering, we have completed 258 expansions with existing tenants which total 2.495 million square feet within our portfolio. Our comprehensive building management services and our strong commitment to tenant and broker relationships and satisfaction enable us to negotiate attractive leasing deals, which attracts and retains high credit-quality tenants. We proactively manage our rent roll, foster strong tenant relationships, maintain continuous communication with our tenants, and are responsive to tenant needs. We believe the success of our long-term tenant relationships improves our operating results over time by reducing leasing, marketing and tenant improvement costs, as well as tenant turnover.

We regularly monitor our properties, perform routine preventive maintenance, and implement capital improvement programs in connection with property redevelopment and life cycle replacement of equipment and systems to protect our investments. We presently self-manage all of our office and retail properties, and we use a third-party property manager to manage our multifamily properties. We proactively manage our office properties and rent rolls to (i) aggregate smaller demised spaces to create large blocks of vacant space in order to attract high credit-quality tenants at higher rental rates, and (ii) create efficient, modern, pre-built offices that can be rented through several lease cycles and attract high credit-quality tenants. We aggressively manage and control operating expenses at all of our properties. In addition, we have made energy efficiency retrofitting and sustainability a portfolio-wide initiative driven by economic return. We pass on cost savings achieved by such improvements to our tenants through lower utility costs and reduced operating expense escalations. We believe these initiatives make our properties more desirable to a broader tenant base than the properties of our competitors.

Sell Tickets to the Empire State Building Observatory

The Empire State Building offers panoramic views of New York and neighboring states from its world-famous 86th and 102nd floor observatories. In December 2019, we completed the Observatory’s comprehensive, approximately $165 million multi-year reimagination and redevelopment. Prior to the outbreak of COVID-19, the number of visitors to the observatories was approximately 3.8 million and 3.5 million for the years ended December 31, 2018 and 2019, respectively, approximately two-thirds of which were international visitors. During the COVID-19 shutdown, we reprogrammed our Observatory business to operate by reservations only, created a new focus on customer experience and reduction of crowds and lines, with an emphasis on revenue per visitor, and match our hours of operation to the reservations demand. We enhanced health and safety protocols, improved marketing and cross-promotional activities to increase brand awareness, and managed expenses prudently.

Our efforts have resulted in consistent recovery in Observatory results and we achieved improved results in Observatory revenue and operating income throughout 2022. We had approximately 2.2 million visitors in 2022 as compared to 0.5 million in 2020 and 0.8 million in 2021. Additionally, the Empire State Building Observatory was ranked the # 1 attraction in the U.S. and #3 in the world by Tripadvisor.

Enhance Shareholder Value

We enhance shareholder value primarily through the execution of our capital allocation goals, maintenance of our balance sheet flexibility and enhanced transparency and disclosure. As it relates to capital allocation goals we (i) opportunistically recycle our capital, (ii) make selective, value-enhancing acquisitions and (iii) reinvest in our own shares through share repurchases.
We are diversified and we believe we will benefit from New York City’s recovery from our office, observatory, retail, and multifamily exposure in the city. We have built a dedicated investment function which includes our Chief Investment Officer and a full acquisitions team and positions us to identify potential investment opportunities. We believe our flexible balance sheet, access to capital, and expertise in redevelopment gives us significant flexibility to structure and consummate accretive acquisitions. Since December 2021, we have completed acquisitions of three multifamily properties in Manhattan for a combined 721 units. We have also completed the disposition (or otherwise entered into a contract for sale) of non-core assets in our greater New York metropolitan area portfolio, including office assets in Norwalk, CT, White Plains, NY and Harrison, NY, and retail assets in Westport, Connecticut. See Item 2. Properties for more information.

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

In the current financial environment, we believe our well-positioned balance sheet differentiates us in our efforts to attract brokers and new tenants, who look to partner with financially stable landlords which will invest in their customers and maintain high-quality standards at their assets. Our flexible balance sheet has also allowed us to be nimble and repurchase shares as well as recycle capital.

Lastly, we introduced guidance for the first time in 2022 to provide investors with enhanced transparency on the earnings trajectory and outlook for our company.

Achieve Sustainability Goals

We are recognized as leaders in the real estate industry in energy efficiency in the existing built environment, sustainability, indoor environmental quality, and healthy buildings. We have pioneered certain practices in energy efficiency, beginning in 2007 at the Empire State Building where we partnered with the Clinton Climate Initiative, Johnson Controls Inc., Jones Lang LaSalle and the Rocky Mountain Institute to create and implement a groundbreaking, replicable process for integrating energy efficiency retrofits in the existing built environment. The reduced energy consumption and emissions lower costs for us and our tenants, and we believe creates a competitive advantage for our properties. Since 2009, we have reduced carbon emissions at the Empire State Building by over 54% and across our commercial portfolio by 43%. Our commercial portfolio achieved carbon neutrality as of January 2022 through the purchase of renewable wind electricity for 100% of the commercial portfolio's electrical usage since January 2021 and our support of preservation of forests which offsets 100% of fossil fuel usage.
We believe that higher quality tenants in general prioritize sustainability, controlling costs and minimizing contributions to greenhouse gas emissions. As a result of our efforts, as of December 31, 2022 approximately 92% of our commercial portfolio in NYC and 80% of our whole portfolio is ENERGY STAR certified, including the Empire State Building. We have implemented other cost-justified energy efficiency retrofit projects in our Manhattan and greater New York metropolitan area office properties. Based on our calculations, we believe we have no exposure to fines in 2024 through 2029 under New York City's Local Law 97.
We presently target net zero emissions for the Empire State Building by 2030 and for the balance of our commercial portfolio by 2035. In 2022, we received the highest possible GRESB (formerly known as Global Real Estate Sustainability Benchmark) rating of 5 stars and were the global, regional, and regional publicly traded sector leader for office. 100% of our commercial portfolio is WELL Health Safety rated, enrolled in WELL at Scale and WELL Equity Rating. 89% of our NYC commercial portfolio is Fitwel certified. In 2022, the Science Based Targets Initiative ("SBTi") Target Validation Team verified that ESRT’s emissions reduction targets are in line with a 1.5 degree trajectory, the most ambitious SBTi threshold available. Our sustainability reporting, disclosure, and targets align with GRESB, TCFD, SASB, GRI, SBTi and United Nations Sustainable Development Goals and United Nations Global Compact.

We are actively involved in leadership roles in our industry with local, state, and federal government policymakers.

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
    For more information about our segments, refer to “Financial Statements-Note 13 Segment Reporting” in this Annual Report on Form 10-K.
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

    Some of our properties are adjacent to or near other properties which are used for industrial or commercial purposes or have contained or currently contain underground storage tanks used to store petroleum products or other hazardous or toxic substances. Releases from these properties could impact our properties. In addition, some of our properties have previously been used by former owners or tenants for commercial or industrial activities, e.g., gas stations and dry cleaners, and a portion of the Metro Tower site is currently used for automobile parking and prior fueling facility, that may release petroleum products or other hazardous or toxic substances at such properties or to surrounding properties. While certain properties contain or contained uses that could have or have impacted our properties, we are not aware of any liabilities related to environmental contamination that we believe will have a material adverse effect on our operations.
    Soil contamination and prior presence of underground storage tanks (UST’s) were previously identified at 69-97 Main Street, Westport, Connecticut. Presence of UST’s was previously identified at 103-107 Main Street in Westport, Connecticut. A voluntary remediation program was entered into with the Connecticut Department of Environmental Protection (CT DEP) to address residual impacts at the 69-97 Main Street Property and an Environmental Land Use Restriction (ELUR) was imposed on the 69-97 Main Street property to ensure soil is not exposed, excavated or disturbed such that it could create a risk of migration of pollutants or a potential hazard to human health or the environment. ESRT subsequently sought permission from, and permission was granted by, CT DEP to temporarily suspend the ELUR to allow for completion of work at the property including removal of UST’s subject to work safety rules. The work was completed and the ELUR reinstated. There exists a consent order issued by CT DEP to investigate soil conditions at the 103-107 Main Street Property. The properties have since been sold and post-closing obligations remain to (i) close out the Voluntary Remediation Program at 69-97 Main Street and (ii) comply with the consent order at 103-107 Main Street. We believe any expenses incurred to close out and comply with the remediation program and consent order, respectively, will be immaterial to the results of our operations.
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
In addition, we may become subject to new compliance requirements and/or new costs or taxes associated with natural resource or energy usage and related emissions (such as a carbon tax), which could increase our operating costs. In particular, as the owner of large commercial buildings in New York City, we are subject to Local Law 97 passed by the New York City Council in April 2019, which for each such building establishes annual limits for greenhouse gas emissions, requires yearly emissions reports beginning in May 2025, and imposes penalties for emissions above such limits. Based upon our present understanding of the law and calculations related thereto, we expect to pay no fine on any building in our commercial portfolio in the 2024-2029 first period of enforcement.
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

Competition
    The leasing of real estate is highly competitive in the Manhattan and the greater New York metropolitan markets in which we operate. We compete with numerous acquirers, developers, owners and operators of commercial real estate, many of which own or may seek to acquire or develop properties similar to ours in the same markets in which our properties are located. The principal means of competition are rent charged, location, amenities and services provided and the nature and condition of the facility to be leased. In addition, we face competition from other real estate companies, including other REITs, private real estate funds, domestic and foreign financial institutions, life insurance companies, pension trusts, partnerships, individual investors and others, that may have greater financial resources or access to capital than we do or that are willing to acquire properties in transactions which are more highly leveraged or are less attractive from a financial viewpoint than we are willing to pursue. In addition, competition from new and existing observatories and/or broadcasting operations could have a negative impact on revenues from our observatory operations and/or broadcasting revenues. Adverse impacts on domestic and international travel and changes in foreign currency exchange rates may also decrease demand in the future, which could have a material adverse effect on our results of operations, financial condition and ability to make distributions to our securityholders. If our competitors offer space at rental rates below current market rates, below the rental rates we currently charge our tenants, in better locations within our markets or in higher quality facilities, we may lose potential tenants and we may be pressured to reduce our rental rates below those we currently charge in order to retain tenants when our tenants’ leases expire.

ESRT's Tax Status as a REIT
    ESRT elected to be subject to tax as a REIT and has operated in a manner that we believe allows it to qualify as a REIT for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2013. We believe that ESRT has been organized in conformity with the requirements for qualification and taxation as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), and that its intended manner of operation will enable it to continue to meet the requirements for qualification and taxation as a REIT. So long as ESRT qualifies as a REIT, it generally will not be subject to U.S. federal income tax on its net taxable income that ESRT distributes to its security holders. If ESRT fails to qualify as a REIT in any taxable year and does not qualify for certain statutory relief provisions, ESRT will be subject to U.S. federal income tax at regular corporate rates and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year during which it lost its REIT qualification. Even if ESRT qualifies as a REIT, it may be subject to certain U.S. federal, state and local taxes on its income or property.
In order to qualify as a REIT, ESRT must distribute to its securityholders, on an annual basis, at least 90% of its REIT taxable income, determined without regard to the deduction for distributions paid and excluding net capital gains. In addition, ESRT will be subject to U.S. federal income tax at the generally applicable corporate tax rate to the extent that it distributes less than 100% of its net taxable income (including net capital gains) and will be subject to a 4% nondeductible excise tax on the amount by which its distributions in any calendar year are less than a minimum amount specified under U.S. federal income tax laws.
In addition, to qualify as a REIT, ESRT must ensure that it meets the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of its total assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of mortgage-backed securities. The remainder of its investment in securities (other than government securities, securities of corporations that are treated as Taxable REIT Subsidiaries ("TRSs") and qualified REIT real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of its assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 20% of the value of its total securities can be represented by securities of one or more TRSs.

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

In addition, we have acquired various license agreements (i) granting certain third party broadcasters the right to use space on the tower on the top of the Empire State Building for certain broadcasting and other communication purposes and (ii) granting certain third party vendors the right to operate concession stands in the observatory. We have received from the IRS a private letter ruling that the license fees that our operating partnership receives under the license agreements described above constitute qualifying income for purposes of the REIT gross income tests.

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
Seasonality
Our observatory business is subject to tourism trends and weather, and therefore does experience some seasonality. Pre-pandemic, approximately 16.0% to 18.0% of our annual observatory revenue was realized in the first quarter, 26.0% to 28.0% was realized in the second quarter, 31.0% to 33.0% was realized in the third quarter, and 23.0% to 25.0% was realized in the fourth quarter. Our multifamily business experiences some seasonality based on general market trends in New York City – the winter months (November through January) are slower in terms of lease activity. We seek to mitigate this by staggering lease terms such that lease expirations are matched with seasonal demand. We do not consider the balance of our business to be subject to material seasonal fluctuations.

Human Capital Management
As of December 31, 2022, we employed 667 people, of whom approximately 442 are covered by collective bargaining agreements. We generally have and expect to continue to maintain good relations with our employees and workforce, including those employees covered by collective bargaining agreements. We believe that our success is realized through the attraction, retention, development, engagement and empowerment of the highly valued employees amongst our diverse pool of talent, and we endeavor to set our policies and practices accordingly.

Diversity and Inclusion

We execute several dynamic strategies and enlist the guidance of Diversity, Equity and Inclusion ("DE&I") industry leaders to foster a workplace community of diverse perspectives and experiences, which we believe enhances the effectiveness of our decision making and innovation. We strive to develop an inclusive and diverse company where employees can bring their whole and authentic selves to their roles.

We have implemented training and development programs, policies and procedures and transparent public reporting of our progress. We do this because we believe DE&I strengthens our workforce and promotes a dynamic, supportive, and productive work environment.

We also engage our staff in this effort with an employee-led Inclusion Committee, which strives to assist the company to advance and maintain an inclusive and equitable workplace through actionable strategies and measurable goals that ladder up to our overarching company targets. With support from management, human resources, and DE&I consultants, the committee drives important communications, events, trainings, and other engagements in an effort to advance our DE&I strategy.

We were selected for inclusion in the Bloomberg Gender Equality Index in 2022 and 2023 and are the first commercial office REIT in the U.S. to join the UN Global Compact as well as commit to the UN's Women's Empowerment Principles.

We are proud of the strides we have made in the past three years in terms of enhancing the gender and ethnic diversity of our board and management team through the appointment of new directors, and promotions to senior management roles.

Talent Acquisition and Retention

We offer what we believe to be generally competitive compensation and benefits. To reward and reinforce participation in the company’s outcomes, we also make equity grants to employees. For senior management, we grant such equity annually, with vesting contingent upon (a) the individual’s continuing service at the company and/or (b) the company’s performance against corporate, ESG and total shareholder return metrics. Other employees may receive shares of stock in the company on multi-year employment anniversaries.

We strive to attract, hire and retain diverse candidates who meet our high standards. Our retention strategy is based on the effective training and development of, and focus on the total wellness of, our employees as described below. We believe open and honest two-way communication is paramount and we regularly collect employee feedback to understand and improve our employees’ experiences. As of February 2023, we are Great Place to Work-Certified.

Training and Development

We believe continuous learning supports productivity, innovation and retention, as well as personal and professional growth for our employees. We invest in employee training, including certain programs which are mandatory for all employees, and other programs which are voluntary and self-directed on platforms provided by the company. We provided classroom training for our employees in 2022 in addition to on-the-job training. We also regularly review our succession plans for our diverse workforce and create robust developmental action plans to grow our employees.

Total Wellness (Physical, Mental and Financial)

We have been recognized for leadership in indoor environmental quality, healthy buildings, retrofit energy efficiency, and sustainability in the built environment.

We provide robust offerings of activities and seminars throughout the year focused on the total wellness of our employees, including physical health and athletics, mental health, financial acumen, volunteerism, and inter-departmental engagement and recognition.

Offices
    Our principal executive offices are located at 111 West 33rd Street, 12th floor, New York, New York 10120.We also have additional regional leasing and property management offices in Manhattan and the greater New York metropolitan area. Our current facilities are adequate for our present and future operations, although we may add or eliminate regional offices, depending upon our future operations.
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

Risks Related to Our Business and Properties

Risks Related to the COVID-19 Pandemic

The COVID-19 pandemic had, and any future public health crisis could have, serious adverse effects on our and our tenants’ businesses, results of operations, cash flows and financial condition, and on local, national, and global economic activity.

The COVID-19 pandemic impacted the entire U.S., including New York and Connecticut where our properties are located.

Any future public health crisis could have, significant impacts on how people live, work, and travel in ways that have affected and may in the future affect our properties.
Recovery from pandemic travel impacts is not yet completed, our visitor volume at the Empire State Building Observatory has not yet fully returned, and we cannot predict when we may achieve visitor volume comparable to 2019 when approximately two-thirds of our visitors were international. During 2020, 2021 and 2022, visitor volume was 0.5 million, 0.8 million and 2.2 million, respectively, compared to 3.5 million in 2019. Additionally, observatory revenue for 2020, 2021 and 2022 was $29.1 million, $41.5 million and $106.0 million, respectively, compared to $128.8 million in 2019. Our change in operations of the Empire State Building Observatory to focus on capacity controls to maximize the customer experience, require reservations to control overcrowding and staffing costs, and our increase of per visitor pricing may cause our 2022 and future observatory results to differ from previous observatory results.

Amongst the impacts the COVID-19 pandemic had, and any future public health crisis could have, a material adverse effect on our business, results of operations, cash flows and financial condition due to, among other factors:

•downturn in national and/or local economies decreases prospects, demand, occupancy and rental rates for our office, multifamily and retail space, all with an adverse impact on the value or price of our assets;

•delays, cost increases and/or cancellations of planned capital projects;

•potential impairment of our ability to comply with existing debt agreements, to pay down, refinance, or extend maturing debt, and to incur new debt;

•changes in the number of domestic and international tourists to our markets;

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

Risks Relating to Portfolio Concentration

Our properties are geographically concentrated in New York and Connecticut, and adverse state or local economic or regulatory developments could have a material adverse effect on our business, results of operations, cash flow and financial condition.

Our commercial portfolio is comprised of properties primarily in Manhattan as well as in Fairfield County, Connecticut and Westchester County, New York. As a result, our business is dependent on the New York City economy in general and the market for office, retail and multifamily space in Manhattan in particular, which exposes us to greater economic and regulatory risks than if we owned a more geographically diverse portfolio. These risks include business layoffs, downsizing, industry slowdowns, and relocations of businesses as well as increases in real estate and other local taxes, and regulatory compliance costs. The current federal tax limits on the deductibility of state and local taxes as well as higher individual tax rate proposals may negatively impact demographic trends in high tax states like New York and Connecticut.

The threat or occurrence of a terrorist event, particularly in New York City, may materially and adversely affect the value of our properties and our ability to generate cash flow.

The threat or occurrence of a terrorist event may cause people to relocate from Manhattan and the greater New York metropolitan area to less populated, lower-profile areas. This could trigger a decrease in the demand, occupancy and rental rates for, and materially affect the value of, our properties and our cash flow. Such negative consequences may be even more likely in a high-profile property like the Empire State Building and its observatory. Additionally, a terrorist event could cause insurance premiums at certain of our properties to increase significantly.

We rely on six properties, in particular the Empire State Building and its Observatory, for a significant portion of our revenue.
For the year ended December 31, 2022, six of our properties together accounted for approximately 72.5% of our portfolio’s rental revenues, with the Empire State Building individually accounting for approximately 29.9%. Our revenue and cash available for distribution would be materially and adversely affected if any of these six properties were materially damaged or a significant number of their tenants experienced financial strain leading to lease default or bankruptcy filing.

Additionally, for fiscal years ended December 31, 2020, 2021 and 2022, we derived revenue of approximately $29.1 million, $41.5 million and $106.0 million, respectively from the Empire State Building’s observatory operations. Loss of revenue from the observatory, as we have experienced in 2020 through 2022 as a result of the pandemic, has had and can in the future have a material adverse impact on our results of operations and financial condition.

Our five largest tenants represented approximately 15.9% of our total commercial portfolio’s annualized rent as of December 31, 2022.

As of December 31, 2022, our five largest tenants together represented approximately 15.9% of our total commercial portfolio’s annualized rent, with our largest tenant leasing an aggregate of 0.5 million rentable square feet of office space at one of our office properties, representing approximately 5.2% of our total commercial portfolio rentable square feet and approximately 6.2% of our total commercial portfolio annualized rent. Our significant tenants have in the past, and may in the future, experience financial strain leading to lease default or bankruptcy filing. In such cases, we may not recover our upfront investments in tenant improvement allowances, concessions, and transaction costs like professional fees and commissions. Upon tenant default, we may experience delays and substantial costs in enforcing our rights and protecting our investment. Our business, results of operations, cash flow and financial condition could be materially adversely affected if any of our significant tenants were to suffer a downturn in their business, become insolvent, default under their leases, and/or fail to renew on favorable terms or at all.

Risks Relating to the Real Estate Market

A sustained shift away from in-person work environments to remote work, increased use of a hoteling desk layout or a move towards a city hub and suburban spoke geographic model could have an adverse effect on the overall demand for our office and multifamily apartment units.

Certain remote work practices implemented in reaction to the pandemic are still in place and have shifted employers and employees away from fully in-person work environments, and a more permanent shift of this type could have an adverse effect on the overall demand for our office space. Additionally, with increased employer flexibility to work from home, current and prospective residents may be less likely to live in dense urban centers or multifamily housing like the properties we own.

These trends and the related effects may continue after the pandemic, which could impair demand and value at our properties.

Adverse economic and geopolitical conditions impacting the industries of our tenants, in particular the retail industry, could cause reduced demand, rental rates and occupancy for our retail and office space.

As of December 31, 2022, approximately 17.7% of our commercial portfolio’s annualized rent was comprised of retail tenants. In recent years, the retail industry has faced reductions in sales revenues and increase in bankruptcies throughout the United States, due to a consumer shift to online shopping, all exacerbated by the pandemic. This has reduced demand for physical retail space especially at street level, which typically commanded the highest rental rates per square foot in office properties.

The bankruptcy or insolvency of any tenant could result in the termination of such tenant’s lease and material losses to us.

As we have experienced in the past with the bankruptcy of one of our largest tenants at the time, the occurrence of a tenant bankruptcy or insolvency could diminish or terminate the income we receive from that tenant. The pandemic has increased the number of tenant bankruptcies, where federal law may prohibit us from timely eviction and/or authorize the tenant to terminate its lease(s), with statutory limitations on our recovery of rent due for the remaining lease term. Additionally, a large number of our tenants (measured by number of tenants as opposed to aggregate square footage) are smaller businesses that generally do not have the financial strength of larger corporate tenants. Smaller businesses generally experience a higher rate of failure than large businesses, and their insolvency could have a material adverse effect on our business, results of operations, cash flow and financial condition.

Competition may impede our ability to attract or retain tenants or re-lease space and we may be required to make rent or other concessions and/or significant capital expenditures to improve our properties in order to retain and attract tenants.

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

Upon expiration of leases at our properties and with respect to our current vacant space, we may be required to make rent or other concessions to tenants, accommodate increased requests for renovations, build-to-suit remodeling and other improvements or provide additional services to our tenants. In addition, eight of our existing properties are pre-war office properties, which may require more frequent and costly maintenance to retain existing tenants or attract new tenants than newer properties. Further, our multifamily properties face competition for residents as a result of technology innovation. As a result, and due to the increased competition from lessors in the greater New York City and its surrounding metropolitan area, we have made, and may have to make, significant capital or other expenditures in order to maintain the competitiveness of our properties and renew existing tenants and to attract new tenants. There can be no assurances that any such expenditure would result in higher occupancy, higher rental rates or deter existing tenants from relocating to properties owned by our competitors. If we are unable to match the competition for lack of capital or other reasons, we may fail to attract new tenants or to renew existing tenants.

We may be unable to renew leases or re-lease vacant space on favorable terms or at all as leases expire.

As of December 31, 2022, we had approximately 1.1 million rentable square feet of vacant space (excluding leases signed but not yet commenced) in our office and retail properties. In addition, leases representing 5.1% and 6.6% of the square footage of the office and retail properties in our commercial portfolio will expire in 2023 and 2024, respectively (including month-to-month leases). We cannot be assured that leases scheduled to expire will be renewed or that our properties will be re-leased at net effective rental rates at or above the current average.

The short-term nature of multifamily leases exposes us more quickly to the effects of declining market rents, potentially making our revenue more volatile.

Generally, our multifamily leases are for twelve months or less. If the terms of the renewal or reletting are less favorable than current terms, our business, results of operations, cash flow and financial condition will be negatively affected. Given their short-term lease structure, our multifamily rental revenues are more sensitive to market declines.

Risks Relating to Our Properties

We face various risks related to our ground leases, including those arising from breach, expiration and eminent domain proceedings, and we have no permanent economic interest in the land or improvements at such properties.

Our interests in three of our commercial office properties, 1350 Broadway, 111 West 33rd Street and 1400 Broadway, are ground leases (i.e., long-term leaseholds of the land and the improvements), rather than a fee interest in the land and the improvements. Pursuant to these ground leases, we, as tenant, perform the functions traditionally performed by owners: collect rent from our subtenants, maintain the properties and pay related expenses. We do not have a right to acquire the fee interests in these properties. The ground leases, including unilateral extension rights available to us, expire on July 31, 2050, for 1350 Broadway, December 31, 2063, for 1400 Broadway and June 10, 2077, for 111 West 33rd Street.

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

We have engaged, continue to engage, and may in the future engage in development activities with respect to our properties (including our Metro Tower potential development site). We own entitled land at the Transportation Center in Stamford, Connecticut that can support the development of an approximately 0.4 million rentable square foot office building and garage. Development subjects us to risks beyond our control, which could have a material adverse effect on our financial condition, including, without limitation, the availability and pricing of financing; availability and timing of zoning and other approvals; occupancy rates and rents; construction costs and delays (whether due to weather, labor conditions, material shortages or otherwise), and timely lease-up. We will fail to recover expenses and management time already incurred if we abandon any then pending development.

Significant inflation could adversely affect our business and financial results.

Increased inflation could adversely affect us by increasing costs of properties, development and renovation. In a highly inflationary environment, we may be unable to raise rental rates at or above the rate of inflation, which could reduce our profit margins. In addition, our cost of labor and materials could increase, which could have an adverse impact on our business, results of operations, cash flow or financial condition. While increases in most operating expenses at our properties can be passed on to our office and retail tenants, the terms of some of our leases may limit our ability to charge our tenants for all or a portion of such increased expenses. Our inability to pass on such increased operating expenses may reduce cash flow available to service our debt and make distributions.

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

We are exposed to risks from third-party property management services.

While we perform property management services for the majority of our properties, we use a third-party property management company to service our multifamily properties. If such third-party property management company does not perform in accordance with our contractual agreements and desired standards, we could be exposed to additional risks, such as costs and reputational harm.

Risks Related to Our Non-Real Estate Operations

The observatory operations at the Empire State Building are not traditional real estate operations, and may be negatively impacted by competition, adverse weather, and changes in tourist trends caused by public health crises, among other factors.

For fiscal years ending December 31, 2020, 2021 and 2022, we derived revenues of approximately $29.1 million,
$41.5 million and $106.0 million from our observatory operations. Our revenues declined significantly in 2020, 2021 and 2022, compared to 2019, as a result of the pandemic and government mandated closures and a slow ramp-up in visitor volume after reopening in July 2020, in large part due to travel restrictions. We cannot predict when our observatory revenues will return to pre-pandemic levels. Any future health or other economic crises, geopolitical events (including global hostilities) or currency exchange rate fluctuations could negatively impact tourist trends and visitor demand for our observatory, which could have a material adverse effect on our business, results of operations, cash flow and financial condition. We are also susceptible to reductions in visitor demand due to adverse weather. We compete against existing observatories in New York City at the World Trade Center, Rockefeller Center, Hudson Yards, and One Vanderbilt, all of which may divert visitors and negatively impact our revenue.

The broadcasting operations at the Empire State Building are not traditional real estate operations, and competition and changes in the broadcasting of signals over air may subject us to additional risks.

The Empire State Building and its broadcasting mast provide radio and data communications services and support delivery of broadcasting signals to cable and satellite systems and television and radio receivers. We license the use of the broadcasting mast to third-party television and radio broadcasters. During the year ended December 31, 2022, we derived approximately $14.2 million of revenue (excluding tenant reimbursement income) from such broadcasting licenses and related leases, as compared with about $21 million at its peak. Competition from other broadcasting operations has had a negative impact on revenues from our broadcasting operations, and lease renewals have yielded reduced revenue, and higher operating expenses and capital expenditures. Our broadcast licensees also face a range of competition from advances in technologies and alternative methods of content delivery in their respective industries, as well as changes in consumer behavior, which may reduce the demand for over-the-air broadcast licenses. Recent government regulations may materially and adversely affect our broadcast revenue by reducing the demand for broadcast licenses through making more spectrum available for wireless broadband service providers.

The impairment of a significant portion of goodwill could negatively affect our results of operations and financial condition.

Our balance sheet includes goodwill of approximately $491.5 million at December 31, 2022, consisting primarily of goodwill associated with our acquisition of the controlling interest in Empire State Building Company L.L.C. and 501 Seventh Avenue Associates L.L.C. On an annual basis and whenever circumstances indicate the carrying value or goodwill may be impaired, we are required to assess any such impairment and charge to operating earnings the resulting non-cash impairment. The closure of our observatory due to COVID-19 and continued uncertainty around tourism caused us to perform such an assessment each quarter from the second quarter of 2020 through our annual goodwill testing in October 2022 using a third-party valuation consulting firm. Though we determined no impairment has been necessary, we will continue such assessments when appropriate. See “Financial Statements – Note 4 Deferred Costs, Acquired Lease Intangibles and Goodwill.” An impairment could have a material adverse effect on our results of operations and financial condition.

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

In the future we may acquire properties through tax deferred contribution transactions in exchange for partnership interests in our operating partnership, which may result in dilution to securityholders, reduction of tax depreciation we could deduct over the tax life of the acquired properties (as compared with an acquisition paid in cash), and requirements to protect the contributors’ tax deferral through restrictions on our disposition of the acquired properties and/or maintenance and allocation of partnership debt to the contributors to maintain their tax bases. These restrictions could limit our ability to sell an asset at a time, or on terms, that would be favorable absent such restrictions.

If we are unable to sell, dispose of or refinance one or more properties in the future, we may be unable to realize our investment objectives.

Real estate investments are relatively difficult to sell quickly. Return of capital and realization of gains from an investment generally will occur upon disposition or refinancing. In addition, the Code imposes restrictions on the ability of a REIT to dispose of properties that are not applicable to other types of real estate companies. We may be unable to realize our investment objectives by sale, other disposition or refinancing at attractive prices within any given period of time.

We may incur taxable capital gain on the disposition of assets due to the failure of use or compliance with a Section 1031 exchange program.

From time to time we may dispose of properties in transactions that are intended to qualify as “like kind exchanges” under Section 1031 of the Code. It is possible that the qualification of a transaction as a like-kind exchange could be successfully challenged and determined to be currently taxable. In such case, our taxable income and earnings and profits would increase. In some circumstances, we may be required to pay additional dividends or, in lieu of that, corporate income tax, possibly including interest and penalties. As a result, we may be required to borrow funds to pay additional dividends or taxes, and any payment of taxes could cause us to have less cash available to distribute to our shareholders. In addition, if a like-kind exchange was later to be determined to be taxable, we may be required to amend our tax returns for the applicable year in question, including any information reports we sent our shareholders. We could also be subject to significant indemnity obligations if the applicable property was subject to a tax protection agreement.

Risks Relating to Our Indebtedness and Liquidity

We may be adversely affected by the discontinuation of London Interbank Offered Rate (LIBOR).

We are subject to interest rate risk under our revolving credit facility and term loans. In July 2017, the Financial Conduct Authority (the regulatory authority over LIBOR) stated that it would phase out LIBOR as a benchmark. In November 2020, the Federal Reserve Board announced that banks must stop writing new USD LIBOR contracts by the end of 2021 and that, no later than June 30, 2023, when USD LIBOR will no longer be published, market participants should amend legacy contracts to use the Secured Overnight Financing Rate (“SOFR”) or another alternative reference rate.

We have amended our existing revolving credit facility and term loans such that they now bear interest at a rate based on SOFR. While we do not expect the discontinuation of USD LIBOR and related transition to affect our ability to borrow or maintain already outstanding borrowings, it could result in higher interest rates and/or payments under our debt agreements. Additionally, the phase-out of USD LIBOR and transition to SOFR may result in disruption to financial markets , which could have a material adverse effect on our financial condition and adversely affect our ability to obtain future debt on favorable terms. Any changes announced in how SOFR is determined may also result in a sudden or prolonged increase or decrease in reported interest rates. If that were to occur, the levels of interest payments we incur and receive may change. In addition, given the publication of SOFR began in April 2019, the future performance of SOFR cannot be predicted based on its limited historical performance. Since the initial publication of SOFR, changes in SOFR have, on occasion, been more volatile than changes in other benchmark or market rates, which may make the amount of interest we pay on our revolving credit facility and related term loan difficult to predict. In addition, it is possible that SOFR fails to gain widespread market acceptance, which could lead to illiquidity or volatility in interest rates based on SOFR.

Our debt, the cost of our debt and limitations in our loan documents could adversely affect us.

As of December 31, 2022, we had total debt outstanding of approximately $2.3 billion inclusive of total mortgages of approximately $901.0 million with no maturity before November 2024. See “Financial Statements – Note 5 Debt” for required payments of our indebtedness. Our organizational documents do not limit the debt we may incur, and we may incur significant additional debt to finance future acquisition and development activities. Our current and potential levels of debt, and the limitations in our loan documents could have significant adverse consequences to our cash flow and our ability to service and refinance our debt. We may be forced to dispose of one or more of our properties, possibly on disadvantageous terms. We may default on our debt obligations, in which case the lenders may accelerate our debt obligations and foreclose on any mortgaged properties. Our default on one debt with cross-default provisions could result in a default on other debt. In addition, our revolving credit facility and related term loan bear interest at a variable rate. We may incur indebtedness in the future that also bears interest at a variable rate or may be required to refinance our debt at higher rates. If any one of these events were to occur, our results of operations, cash flow, financial condition, and ability to service debt and to make distributions could be adversely affected.

Our debt includes restrictions on our financial and operational flexibility and distributions.

Our debt instruments may restrict our financial and operational flexibility. For example, our lockbox and cash management agreements may require income from our properties to be deposited directly into lockbox accounts controlled by our lenders from which we receive cash after funding of defined operating and capital costs. As a result, we may be forced to borrow additional funds in order to make distributions.

Additionally, many of our debt instruments contain financial covenants that impact how we run our business, including required ratios for debt-to-assets, adjusted EBITDA to consolidated fixed charges or debt service. The partnership agreement of our operating partnership may restrict our ability to pay dividends if we fail to pay the cumulative distributions on preferred units. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” and “Private Perpetual Preferred Units.”

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
Foreclosures could also trigger our obligations under tax protection agreements with certain legacy investors to indemnify them for certain taxes upon sale of specific properties where they had embedded phantom taxable income (or the failure to maintain certain levels of indebtedness). See “Financial Statements – Note 11 Related Party Transactions – Tax Protection Agreements.”

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

Risks Relating to Disaster Recovery and Business Continuity

Natural disasters and physical climate risk could adversely impact our area and business.

Our properties are concentrated in the New York metropolitan area. Natural disasters, and physical climate risk, including earthquakes, storms, storm surges, tornados, floods, extreme temperatures, and hurricanes, could cause significant damage or limit access to our properties and the surrounding area. Physical climate risk, including rising sea levels and extreme temperature fluctuations, could adversely impact the coastal metropolitan areas in which we operate. These conditions could result in declining demand for our commercial and multifamily properties, compromise our ability to operate the buildings, make insurance less affordable or available, and increase the cost of energy and utilities at our properties. Also, certain of our properties could not be rebuilt to their existing height or size under current land- use laws. In that event, we may have to upgrade such property to meet code requirements. Our disaster recovery and business continuity plans may not be adequate to address these risks.

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

If contamination is discovered on our properties, environmental laws may restrict use or operations. For example, we have restrictions imposed on site work done at our 500 Mamaroneck property required by the New York State Department of

Environmental Control. Other laws and regulations govern indoor and outdoor air and water quality including abatement or removal of asbestos-containing materials, lead paint, and electrical equipment containing polychlorinated biphenyls (PCBs). We are also subject to risks associated with human exposure to chemical or biological contaminants such as molds, pollens, viruses and bacteria, which may cause adverse health effects. Our predecessors may be subject to similar liabilities for past activities. We could incur fines and be liable for the costs of remedial action with respect to the foregoing. We sometimes require our tenants to comply with environmental and health and safety laws and regulations and to indemnify us for any related liabilities in our leases with them. But in the event of the bankruptcy or inability of any of our tenants to satisfy such obligations, we may be required to satisfy such obligations.

We acquire real estate from time to time, which carries the risk that a property we acquire may subject us to potential environmental liability as a result of the condition of the land or actions taken on the property before we acquired it. This potential environmental liability may be unknown to us at the time we acquire the property and as a result can be impossible to predict.

We may incur significant costs to comply with environmental laws, in particular New York City’s Local Law 97.

We may become subject to new compliance requirements and/or new costs or taxes associated with natural resource or energy or utility usage and related emissions (such as a “carbon tax”), which could increase our operating costs. In particular, as the owner of large commercial and multifamily buildings in New York City, we are subject to Local Law 97 passed by the New York City Council in April 2019, which for each such building establishes annual limits for greenhouse gas emissions, requires yearly emissions reports beginning in May 2025 for full calendar year 2024, and imposes penalties for emissions above such limits. While we are actively working to reduce our carbon emissions, there can be no assurance that we will be able to operate within the limits of Local Law 97, or that the costs of compliance and/or penalties will not be material. Based upon our present understanding of the law and calculations related thereto, we expect to pay no fine on any building in our commercial portfolio in the 2024-2029 first period of enforcement.

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

Under his employment agreement, Mr. Malkin has agreed to (a) devote a majority of his business time and attention to our business and (b) during, and for a time after, his employment with us to refrain from competition with us. Mr. Malkin is also permitted to devote time to his other investments to the extent such activities do not materially interfere with the performance of his duties to us. He owns interests in properties and businesses, including properties and businesses that were not contributed to us in the formation transactions, some of which are now supervised by our company. As a result, Mr. Malkin and his affiliates have had, and may in the future have, management and fiduciary obligations that could conflict with his responsibilities to our company. For example, in February 2023 we closed on the disposition of our retail assets located at 69-97 and 103-107 Main Street in Westport, Connecticut, to an entity affiliated with Mr. Malkin. See “Financial Statements –Note 11 Related Party Transactions” for further information. We may choose to moderate or omit enforcement of our rights under his employment agreement to maintain our relationship with him given his knowledge of our business, relationships with our customers, and significant equity ownership in us, and this could have a material adverse effect on our business.

Our failure to maintain satisfactory labor relations could materially and adversely affect us.

As of December 31, 2022, we have collective bargaining agreements that cover 442 employees, or 66% of our workforce, that service our portfolio. Our inability to negotiate acceptable renewals as existing agreements expire could result in strikes or work stoppages and disrupt our operations. In any such event for any extended period of time, we would likely engage temporary replacement workers, which would result in increased operating costs.

Risks Relating to Legal Compliance, ESG and Cybersecurity

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

Under the Americans with Disabilities Act of 1990 (the “ADA”), all public accommodations must meet federal requirements related to access and use by disabled persons. We have incurred and could again in the future be required to incur costs to bring any non-compliant property into compliance and to make modifications to our properties upon any renovation, any of which could involve substantial costs and material adverse effect on our results of operations and financial condition.

We may become subject to litigation, which could have a material adverse effect on our financial condition.

In the past we have been, and in the future we may become, subject to litigation, including claims relating to our operations, offerings, and otherwise in the ordinary course of business. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which are not, or cannot be, insured against. We generally intend to defend ourselves vigorously; however, we cannot be certain of the ultimate outcomes of any claims that may arise in the future. Certain litigation or its resolution may affect the availability or cost of our insurance coverage, which could adversely impact our financial condition, expose us to increased uninsured risks, and/or adversely impact our ability to attract officers and directors. See “Financial Statements – Note 9 Commitments and Contingencies.”

Increasing attention to ESG matters may impact our business.

Increasing attention to ESG matters, including those related to climate change and sustainability, and increasing societal, investor and legislative pressure on companies to address ESG matters may result in increased costs, greater litigation risks, negative impacts on our access to capital markets, and damage to our reputation. For example, policy and other responses to climate change, such as climate and energy legislation and carbon mandates, enhanced environmental reporting requirements, increasingly stringent building and energy codes, as well as technology and market changes from the transition to a low-carbon economy has and may continue to impact our business and results of operations.

In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters, including climate change and transitional and physical climate-related risks. Such ratings are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings may lead to negative investor sentiment toward us and to the diversion of investment to other industries, which could have a negative impact on our stock price and our access to and costs of capital.

We publicly announced our achievement of carbon neutrality in 2022 and our commitment to a 2030 net zero carbon emissions target for the Empire State Building and a 2035 net zero carbon emissions target for the balance of our office portfolio, defined as the goal of 80% operational emissions reduction in partnership with the grid. We have implemented numerous comprehensive sustainability-focused initiatives focused on energy, emissions, water, and waste reduction along with indoor environmental quality, well-being, and healthy buildings. These aspirations, targets and objectives reflect our current plans and aspirations and are not guarantees that we will be able to achieve them. In addition, these efforts are impacted by our tenants’ willingness and ability to collaborate in reporting ESG metrics and meeting ESG goals. Our efforts to accomplish and accurately report on these goals and objectives present operational, regulatory, reputational, financial, legal, and other risks, any of which could have a material negative impact on us, including on our reputation and stock price.

The standards for tracking, rating, and reporting on ESG matters are relatively new, have not been harmonized and continue to evolve rapidly at a global scale. Our selection of disclosure frameworks that seek to align with various voluntary reporting standards may change from time to time and may result in a lack of comparative data from period to period. In addition, our processes and controls may not always align with evolving voluntary standards for identifying, measuring, and reporting ESG metrics, our interpretation of reporting standards may differ from those of others, and such standards may change over time, any of which could result in significant revisions to our goals or reported progress in achieving such goals. Our failure or perceived failure to pursue or fulfill our announced aspirations and targets or to satisfy various reporting standards within the timelines we announce, or at all, could have a negative impact on investor sentiment, ratings outcomes for evaluating our approach to ESG matters, stock price, and cost of capital and expose us to government enforcement actions and private litigation, among other possible material adverse impacts.

Cyberattacks and any failure to comply with related laws could negatively impact us.

We rely extensively on technology, both internal and outsourced, to process transactions and manage our business, making our business increasingly at risk from cyberattacks, which continue to increase in number, intensity and sophistication, including malware, ransomware, computer viruses, phishing, unauthorized access, and other vectors used by hackers, terrorists, foreign governments, and other actors. Cyberattacks on our company have included and could in the future include internal and external attempts to gain unauthorized access to our data and computer systems to disrupt our operations or the operations of our tenants, destroy property, or steal confidential information. There is no guarantee that our controls or measures to prevent or mitigate such attacks will be successful. A cyberattack could compromise the confidential information of our employees, tenants, customers and vendors, and disrupt our business operations and relationships. Such a security breach could require us to expend significant resources to remedy any damages that result. Additionally, such a breach may subject us to litigation, damages, penalties, fines, governmental investigations and enforcement actions or termination of leases. These consequences could damage our reputation with tenants and investors, any of which could have a material adverse effect on our business.

Any compromise of our security could also result in a violation of applicable privacy (e.g., observatory customer data, company employee data, or residential data at multifamily properties) and other laws, which could result in negative legal consequences as well as significant damage to our financial condition, reputation, business, records, and confidence of our business partners in our business relationships. New laws and regulations related to data privacy and security pose increasingly complex compliance challenges and costs across multiple jurisdictions, which could negatively impact our business, financial condition and results of operations.

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

We own, and may acquire additional equity interests in properties that benefit from governmental programs intended to provide housing to individuals with low or moderate incomes. These governmental programs typically provide mortgage insurance, favorable financing terms, tax credits or rental assistance payments to property owners. As a condition of the receipt of assistance under these programs, the properties must comply with various requirements, which typically limit rents to pre- approved amounts and impose restrictions on resident incomes. Failure to comply with these requirements and restrictions may result in financial penalties or loss of benefits. In addition, we will typically need to obtain the approval of the applicable government agency in order to acquire or dispose of a significant interest in or manage such property. We may not always receive such approval.

Risks Related to ESRT's REIT Status, Our Organization and Structure

If we are treated as a corporation for U.S. federal income tax purposes, we will be subject to entity-level U.S. federal income tax, and ESRT will cease to qualify as a REIT.

We believe we qualify as a partnership for U.S. federal income tax purposes and as such are generally not subject to U.S. federal income tax on our income. Instead, each of our securityholders, including ESRT, is required to include in income its allocable share of our income. We are treated as a publicly traded partnership under the Code and accordingly will be treated and taxed as such a corporation for U.S. federal income tax purposes unless we meet certain requirements, in particular, that at least 90% of our gross income be derived from qualifying sources income, which generally includes rental income, interest, dividends, and other income from passive sources. We believe we satisfy this test, but the IRS could challenge us. If the IRS were successful in treating us as a corporation, we would be subject to U.S. federal, state and local corporate income tax, which would significantly reduce our cash available to pay debt service and distributions, could have adverse tax consequences on holders of OP units, and would disqualify ESRT from REIT status.

You may be allocated more taxable income than the distributions you receive from us.

So long as we remain eligible to be treated as a partnership for U.S. federal income tax purposes, we generally are not subject to U.S. federal income tax. Rather, each holder of our OP units is required to take into account its allocable share of items of our income, gain, loss, deduction and credit for our taxable year ending within or with the taxable year of such holder in computing such holder's U.S. federal income tax liability, regardless of whether the holder has received any distributions from us. It is possible that the tax liability of such holder could exceed our cash distributions to such holder for the year, thus requiring an out-of-pocket tax payment by the holder.

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

We must rely on ESRT, as our general partner, to manage our affairs and business. ESRT is subject to certain risks that may affect its financial and other conditions, including particularly adverse consequences if it fails to qualify as a REIT for U.S. federal income tax purposes. ESRT's qualification as a REIT is governed by highly technical and complex provisions of the Code for which there are only limited judicial or administrative interpretations and depends on various facts and circumstances that are not entirely within its control. In addition, legislation, new regulations, administrative interpretations or court decisions may significantly change the relevant tax laws and/or the U.S. federal income tax consequences of qualifying as a REIT. Thus, while we and ESRT intend to operate so that ESRT will qualify as a REIT, there can be no assurance that ESRT will so qualify for any particular year. These considerations also might restrict the types of assets that we can acquire in the future. If, with respect to any taxable year, ESRT fails to maintain its qualification as a REIT and does not qualify under statutory relief provisions, it could not deduct distributions to shareholders in computing its taxable income and would have to pay U.S. federal income tax on its taxable income at regular corporate rates and thus reduce funds available for distribution and debt service, and ESRT would not be required to make distributions until it re-qualified as a REIT which would not be permitted for the four taxable years following its disqualification, unless it gained relief under relevant statutory provisions.

To enable ESRT to comply with REIT requirements, we may have to forego and/or liquidate attractive investments.

To qualify as a REIT (and avoid certain taxes to which it would be subject notwithstanding its status as a REIT), ESRT must meet, on an ongoing basis, certain tests regarding the nature and diversification of its assets and its income. Because substantially all of ESRT's assets consists of our OP units, and substantially all of ESRT's income consists of income allocations with respect to such units, ESRT's ability to satisfy these tests will depend on the composition of our assets and income. Similarly, in order to be treated as a partnership for U.S. federal income tax purposes, we must meet certain annual tests relating to the sources of our gross income. In order to meet these tests and to allow ESRT to meet these tests, we may be required to forego investments that we otherwise would make or to liquidate from our commercial portfolio otherwise attractive investments. In addition, we may be required to make distributions to ESRT at disadvantageous times or when we do not have funds readily available for distribution. These actions could have the effect of reducing our income and amounts available for distribution to our securityholders.

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

As a general matter, per the terms of our partnership agreement, ESRT is not required to take into account tax consequences to the other holders of OP units other than ESRT in deciding whether to cause us to undertake specific transactions or make tax elections that could cause you to recognize gain. Consequently, we could enter into transactions that result in additional taxable income allocations to you at any time, and your share of our liabilities could be reduced at any time.

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

To treat income from our observatory and broadcast facilities as qualified REIT income, we rely upon private letter rulings that such income is qualifying rent for our REIT qualification. (See Part I, Item 1, “Business – Our Tax Status”). We are entitled to rely upon these private letter rulings only to the extent that we did not misstate or omit a material fact in the ruling request and that we continue to operate in accordance with the material facts described in such request, and no assurance can be given that we will always be able to do so. If we were not able to treat the rent that our company receives from observatory TRS as qualifying income for purposes of the REIT gross income tests applicable to ESRT, we would be required to restructure the manner in which we operate the observatory, which would likely require us to cede operating control of the observatory by leasing the observatory to an affiliate or third-party operator. If we were not able to treat the license fees that our company will receive from the license agreements described above as qualifying income for purposes of the REIT gross income tests, we would be required to enter into the license agreements described above through a TRS, which would cause the license fees to be subject to U.S. federal income tax and accordingly reduce the amount of our cash flow available to be distributed to our securityholders. In either case, if we are not able to appropriately restructure our operations in a timely manner, we would likely realize significant income that does not qualify for the REIT gross income tests, which could cause ESRT to fail to qualify as a REIT.

Our state and local taxes could increase due to property tax rate changes, reassessment and/or changes in state and local tax laws, which could materially and adversely affect us.

We are required to pay state and local taxes on our properties. From time to time changes in state and local tax laws or regulations are enacted, which may result in an increase in our tax liability. A shortfall in tax revenues for states and municipalities in which we operate may lead to an increase in the frequency and size of such changes. In particular, the federal government has recently limited the ability of individuals to deduct state and local taxes on their federal tax returns, potentially leading many high-tax states to make significant changes to their own state and local tax laws. In addition, the pandemic has left many state and local governments with reduced tax revenue, which may lead such governments to increase taxes or otherwise make significant changes to their state and local tax laws. If such changes occur, we may be required to pay additional taxes on our assets or income. The real property taxes on our properties may increase as property tax rates change or as our properties are assessed or reassessed by taxing authorities. Therefore, the amount of property taxes we pay in the future may increase substantially from what we have paid in the past. If the property taxes we pay increase, our financial condition could be materially and adversely affected.

U.S. federal, state and local legislative, judicial or regulatory tax changes could have a material adverse effect on our shareholders and us.

The present U.S. federal income tax treatment of REITs and their shareholders may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time, which could affect the U.S. federal income tax treatment of an investment in us. The U.S. federal income tax rules dealing with REITs are constantly under review by persons involved in the legislative process, the IRS and the U.S. Department of the Treasury, which results in statutory changes as well as frequent revisions to regulations and interpretations. We cannot predict how changes in the tax laws might affect our investors or us. Revisions in U.S. federal income tax laws and interpretations thereof could significantly and negatively affect ESRT’s ability to qualify as a REIT and the tax considerations relevant to an investment in us, or could cause us to change our investments and commitments.

Our tax protection agreements could limit our ability either to sell certain properties or to engage in a strategic transaction, or to reduce our level of indebtedness, which could materially and adversely affect us.

In connection with the formation transactions, we and ESRT entered into a tax protection agreement with certain Malkin family members, including Anthony E. Malkin and Peter L. Malkin, pursuant to which we have agreed to indemnify the Malkin Group and one additional third-party investor in Metro Center, and in connection with our sale of a 9.9% fully diluted interest in ESRT to QIA in 2016, we agreed, subject to certain minimum thresholds and conditions, to indemnify QIA, in each case, against certain tax liabilities that may arise from certain property transactions. See “Financial Statements – Note 11 Related Party Transactions – Excluded Properties and Businesses.”. If we were to trigger such tax indemnification obligations, we would be required to pay the resulting tax liability to the Malkin Group, the additional third-party investor in Metro Center and/or QIA, as applicable. These obligations may restrict our ability to engage in a strategic transaction, require us to maintain more or different debt, and/or inhibit our disposing of a property that we might judge to be otherwise be in the best interest of the securityholders.

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

As of December 31, 2022, ESRT’s Chairman, President and Chief Executive Officer, Anthony E. Malkin, together with the Malkin Group, has the right to vote 40,859,706 shares of ESRT’s common stock, which represents approximately 19.5% of the voting power of ESRT’s outstanding common stock. Consequently, Mr. Malkin has the ability to influence the outcome of matters presented to our securityholders, including the election of ESRT’s board and approval of significant corporate transactions, including business combinations, consolidations and mergers and the determination of our day-to-day corporate and management policies.

As of December 31, 2022, QIA had a 11.03% fully diluted interest in ESRT, which represented 18.67% of the outstanding Class A common stock of ESRT. Pursuant to the terms of ESRT’s stockholders agreement with QIA, QIA generally has the right (but not the obligation) to maintain its fully diluted economic interest in ESRT by purchasing additional shares of ESRT’s Class A common stock when we or ESRT issue additional common equity securities from time to time. While QIA has agreed to limit its voting power on all matters presented to ESRT’s securityholders to no more than 9.9% of    total number of votes entitled to be cast, QIA has also agreed to vote its shares in favor of the election of all director nominees recommended by ESRT’s board. The interests of Mr. Malkin and QIA could conflict with or differ from your interests as a holder of our operating partnership units, and these large securityholders may exercise their right as securityholders to restrict our ability to take certain actions that may otherwise be in the best interests of our securityholders. This concentration of voting power might also have the effect of delaying or preventing a change of control that our securityholders may view as beneficial.

Tax consequences to holders of our operating partnership units upon a sale or refinancing of our properties may cause the interests of certain members of ESRT’s senior management team to differ from your own.

As a result of the unrealized built-in gain attributable to a property at the time of contribution, some holders of operating partnership units, including our Chairman, President and Chief Executive Officer, Anthony E. Malkin, and our Chairman Emeritus, Peter L. Malkin, may suffer different and more adverse tax consequences than other holders of operating partnership units upon the sale or refinancing of the properties owned by us, including disproportionately greater allocations of items of taxable income and gain upon a realization event. As those holders will not receive a correspondingly greater distribution of cash proceeds, they may have different objectives regarding the appropriate pricing, timing, transaction structure and other material terms of any sale, exchange or refinancing of certain properties, or whether to sell, exchange or refinance such properties at all. As a result, the effect of certain transactions on Messrs. Malkin may influence their decisions affecting these properties and may cause members of ESRT’s senior management team to attempt to delay, defer or prevent a transaction that might otherwise be in the best interests of our other securityholders, or to structure such transactions in ways that would mitigate the above tax consequences to Messrs. Malkin. Additionally, in connection with the formation transactions, we and ESRT entered into a tax protection agreement with Messrs. Malkin pursuant to which we and ESRT have agreed to indemnify the Malkin Group and one additional third-party investor in Metro Center against certain tax liabilities if those tax liabilities arise from a transaction involving one of four properties. Refer to “Financial Statements – Note 11 – Related Party Transactions – Excluded Properties and Businesses” for more information. As a result of entering into the tax protection agreement, Messrs. Malkin may have an incentive to cause us to enter into transactions from which they may personally benefit.

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

Changes in market conditions could adversely affect the market price of our Class A Common Stock and traded OP Units.

As with other publicly traded equity securities, the value of our Class A Common Stock and traded OP units depends on various market conditions, which may change from time to time. In addition to the current economic environment and future volatility in the securities and credit markets, the following market conditions may affect the value of our Class A Common Stock and traded OP units:

•the general reputation of REITs and the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;
•our financial performance; and
•general stock market conditions.

The market value of our common stock is based on a number of factors, including, but not limited to, the market’s perception of the current and future value of our assets, our growth potential and our current and potential future earnings and distributions.

The future exercise of registration rights may adversely affect the market price of our securities.

In August 2016, ESRT entered into a registration rights agreement with QIA in connection with its purchase of ESRT’s Class A common stock, which requires ESRT, subject to certain conditions, to maintain an effective shelf registration statement with the SEC providing for the resale of QIA’s shares. The current registration statement filed on July 31, 2020, registers up to 29,894,869 shares. If QIA decides to sell all or a substantial portion of its shares, or there is market perception that it may intend to do so, it could have a material adverse impact on the market price of our Class A common stock and our traded OP units.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

    As of December 31, 2022, we did not have any unresolved comments from the staff of the SEC.

ITEM 2. PROPERTIES

Summary of Office and Retail Portfolio

    As of December 31, 2022, our office and retail portfolio consisted of approximately 9.7 million rentable square feet and was approximately 85.2% occupied, yielding approximately $526.9 million of annualized rent. We have 12 office properties and our retail properties are comprised of retail space at the base of our Manhattan office and multifamily properties, four standalone retail properties in Manhattan and two contiguous standalone retail properties in Westport, Connecticut(1). All of the Manhattan properties are located in dynamic retail corridors with convenient access to mass transportation, a diverse tenant base and high pedestrian traffic. Giving effect to leases signed but not yet commenced, our office and retail portfolio was approximately 88.6% leased as of December 31, 2022. Our real estate segment includes all activities related to the ownership, management, operation, acquisition, repositioning and disposition of all of our real estate assets other than the 86th and 102nd floor observatories at the Empire State Building, which are operated by our observatory segment.

(1) On February 1, 2023, the two retail properties in Westport, Connecticut were sold.
The tables below present an overview as of December 31, 2022.

					Annualized
		Rentable			Rent per
		Square	Percent	Annualized	Occupied	Number of
Property Name	Location or Sub-Market	Feet (1)	Occupied (2)	Rent (3)	Square Foot (4)	Leases (5)
Manhattan Office Properties - Office
The Empire State Building (6)	Penn Station -Times Sq. South	2,714,737	82.4%	$141,668,705	$63.34	144
One Grand Central Place	Grand Central	1,245,439	87.1%	65,602,130	60.48	161
1400 Broadway (7)	Penn Station -Times Sq. South	916,579	94.0%	47,963,370	55.64	18
111 West 33rd Street (8)	Penn Station -Times Sq. South	641,036	96.2%	39,930,094	64.76	22
250 West 57th Street	Columbus Circle - West Side	466,642	84.8%	24,667,590	62.32	33
501 Seventh Avenue	Penn Station -Times Sq. South	461,370	85.0%	19,602,186	49.98	22
1359 Broadway	Penn Station -Times Sq. South	457,313	76.5%	20,912,746	59.81	29
1350 Broadway (9)	Penn Station -Times Sq. South	373,003	83.2%	18,650,756	60.13	51
1333 Broadway	Penn Station -Times Sq. South	296,360	90.0%	15,621,887	58.55	14
Manhattan Office Properties - Office		7,572,479	86.0%	394,619,464	60.58	494

Greater New York Metropolitan Area Office Properties
First Stamford Place (10)	Stamford, CT	776,386	75.8%	25,161,553	42.74	43
Metro Center	Stamford, CT	284,786	81.8%	13,209,172	56.72	21
500 Mamaroneck Avenue (11)	Harrison, NY	286,335	90.4%	7,681,621	29.69	34
Sub-Total/Weighted Average Greater New York Metropolitan Office Properties		1,347,507	80.2%	46,052,346	42.63	98

Manhattan Office Properties - Retail
The Empire State Building	Penn Station -Times Sq. South	91,554	76.6%	6,920,076	98.62	12
One Grand Central Place	Grand Central	68,733	99.4%	8,675,896	126.99	13
1400 Broadway (7)	Penn Station -Times Sq. South	18,618	75.1%	1,471,265	105.24	6
112 West 34th Street (8)	Penn Station -Times Sq. South	93,057	96.4%	22,875,282	255.04	3

250 West 57th Street	Columbus Circle - West Side	67,231	89.1%	8,896,423	148.47	7
501 Seventh Avenue	Penn Station -Times Sq. South	34,564	73.2%	1,609,862	63.64	6
1359 Broadway	Penn Station -Times Sq. South	27,467	68.9%	1,079,511	57.01	4
1350 Broadway	Penn Station -Times Sq. South	30,787	77.6%	5,975,808	250.24	5
1333 Broadway	Penn Station -Times Sq. South	67,001	100.0%	9,899,557	147.75	4
Manhattan Office Properties - Retail		499,012	87.6%	67,403,680	154.17	60

Standalone Retail Properties
10 Union Square	Union Square	58,006	85.5%	6,944,628	139.95	8
1542 Third Avenue	Upper East Side	56,250	100.0%	2,652,308	41.15	4
1010 Third Avenue	Upper East Side	38,235	26.1%	412,120	41.24	1
77 West 55th Street	Midtown	25,388	100.0%	1,952,250	76.90	3
69-97 Main Street (12)	Westport, CT	16,874	100.0%	1,866,809	110.63	5
103-107 Main Street (12)	Westport, CT	4,330	100.0%	756,705	174.76	1
Sub-Total/Weighted Average Standalone Retail Properties		199,083	81.6%	14,584,820	89.78	22

Multifamily Retail Properties
561 10th Avenue	Hudson Yards	28,919	94.9%	2,395,101	87.27	2
345 East 94th Street	Upper East Side	3,700	100.0%	247,782	66.97	1
298 Mulberry Street	NoHo	10,365	100.0%	1,645,002	158.71	1
Sub-Total/Weighted Average Multifamily Retail Properties		42,984	96.6%	4,287,885	103.30	4

Office and Retail Portfolio Total		9,661,065	85.2%	$526,948,195	$63.98	678

Total/Weighted Average Office Properties		8,919,986	85.1%	$440,671,810	$58.02	592
Total/Weighted Average Retail Properties		741,079	86.5%	86,276,385	134.56	86
Office and Retail Portfolio Total		9,661,065	85.2%	$526,948,195	$63.98	678

(1)Excludes (i) 197,242 square feet of space across our commercial portfolio attributable to building management use and tenant amenities and (ii) 80,225 square feet of space attributable to our observatory.
(2)Based on leases signed and commenced as of December 31, 2022 and calculated as (i) rentable square feet less available square feet divided by (ii) rentable square feet.
(3)Represents annualized base rent and current reimbursement for operating expenses and real estate taxes.
(4)Represents annualized rent under leases commenced as of December 31, 2022 divided by occupied square feet.
(5)Represents the number of leases at each property or on a portfolio basis. If a tenant has more than one lease, whether or not at the same property, but with different expirations, the number of leases is calculated equal to the number of leases with different expirations.
(6)Includes 37,747 rentable square feet of space leased by our broadcasting tenants.
(7)Denotes a ground leasehold interest in the property with a remaining term, including unilateral extension rights available to the Company, of approximately 41 years (expiring December 31, 2063).
(8)Denotes a ground leasehold interest in the property with a remaining term, including unilateral extension rights available to the Company, of approximately 55 years (expiring May 31, 2077).
(9)Denotes a ground leasehold interest in the property with a remaining term, including unilateral extension rights available to us, of approximately 28 years (expiring July 31, 2050).
(10) First Stamford Place consists of three buildings.
(11) We have entered into an agreement to sell this property. The transaction is expected to close in the first quarter 2023, subject to customary closing conditions.

(12) Property was sold on February 1, 2023.

Tenant Diversification
As of December 31, 2022, our office and retail portfolios were leased to a diverse tenant base consisting of approximately 678 leases. Our tenants represent a broad array of industries as follows:

Diversification by Industry	Percent (1)
Arts and entertainment	3.3%
Broadcast	1.0%
Consumer goods	15.5%
Finance, insurance, real estate	17.3%
Government entity	2.1%
Healthcare	1.7%
Legal services	5.3%
Non-profit	4.2%
Professional services (not including legal services)	9.4%
Retail	17.7%
Technology, media and advertising	18.0%
Others	4.5%
Total	100.0%

(1) Based on annualized rent.
    The following table sets forth information regarding the 20 largest tenants in our commercial portfolio based on annualized rent as of December 31, 2022.

			Weighted		Percent of
			Average	Total	Portfolio		Percent of
			Remaining	Occupied	Rentable		Portfolio
		Lease	Lease	Square	Square	Annualized	Annualized
Tenant	Property	Expiration (1)	Term (2)	Feet (3)	Feet (4)	Rent (5)	Rent (6)
LinkedIn	Empire State Building	Aug. 2036	13.7 years	501,409	5.2%	$32,772,732	6.2%
Signature Bank	1333 & 1400 Broadway	Jul. 2030 - Apr. 2035	12.1 years	308,207	3.2%	18,175,128	3.4%
PVH Corp.	501 Seventh Avenue	Oct. 2028	5.8 years	237,281	2.5%	11,548,477	2.2%
Centric Brands Inc.	Empire State Building	Oct. 2028	5.8 years	221,365	2.3%	11,289,615	2.1%
Sephora	112 West 34th Street	Jan. 2029	6.1 years	11,334	0.1%	10,533,628	2.0%
Li & Fung	1359 Broadway, ESB	Oct. 2023 - Oct. 2028	4.8 years	173,273	1.8%	9,260,886	1.8%
Target	112 West 34th St, 10 Union Sq.	Mar. 2037 - Jan. 2038	14.7 years	81,340	0.8%	8,825,395	1.7%
Macy's	111 West 33rd Street	May 2030	7.4 years	131,117	1.4%	8,382,100	1.6%
Urban Outfitters	1333 Broadway	Sept. 2029	6.8 years	56,730	0.6%	7,955,384	1.5%
Coty	Empire State Building	Jan. 2030	7.1 years	156,187	1.6%	7,950,113	1.5%
Foot Locker	112 West 34th Street	Sept. 2031	8.8 years	34,192	0.4%	7,745,959	1.5%
Federal Deposit Insurance Corp.	Empire State Building	Dec. 2024	2.0 years	119,226	1.2%	7,567,274	1.4%
HNTB Corporation	Empire State Building	Feb. 2029	6.2 years	105,143	1.1%	6,982,050	1.3%
The Michael J. Fox Foundation	111 West 33rd Street	Nov. 2029	6.9 years	86,492	0.9%	6,219,167	1.2%
Shutterstock	Empire State Building	Apr. 2029	6.3 years	104,386	1.1%	6,087,598	1.2%
Fragoman	1400 Broadway	Feb. 2035	12.2 years	107,680	1.1%	5,922,400	1.1%
Institutional Capital Network, Inc.	One Grand Central Place	Feb.2023 - Oct. 2035	9.8 years	89,300	0.9%	5,617,792	1.1%
ASCAP	250 West 57th Street	Aug. 2034	11.7 years	87,943	0.9%	5,344,751	1.0%
Walgreens	ESB, 1350 Broadway	May 2025 - Sept. 2027	3.5 years	39,142	0.4%	4,903,003	0.9%
The Interpublic Group of Co's, Inc.	111 West 33rd St & 1400 B'Way	Jul. 2024 - Feb. 2025	1.8 years	77,364	0.8%	4,744,134	0.9%
Total				2,729,111	28.3%	$187,827,586	35.6%
(1)Expiration dates are per lease and do not assume exercise of renewal or extension options. For tenants with more than two leases, the lease expiration is shown as a range.
(2)Represents the weighted average remaining lease term, based on annualized rent.

(3)Based on leases signed and commenced as of December 31, 2022.
(4)Represents the percentage of rentable square feet of our office and retail portfolios in the aggregate.
(5)Represents annualized base rent and current reimbursement for operating expenses and real estate taxes.
(6)Represents the percentage of annualized rent of our office and retail portfolios in the aggregate.

Lease Expirations
The following table sets forth new and renewal leases entered into at our properties, the weighted average annualized cash rent per square foot for new and renewal leases executed during the year, the previous weighted average annualized cash rent prior to the renewal or re-leasing of these leases and the percent increase (decrease) in mark-to-market rent.

	Year Ended December 31,
	2022	2021	2020
New and renewal leases entered into during the year (square feet)	1,118,579	1,005,630	923,379

Weighted average annualized cash rent per square foot for new and renewal leases executed during the year	$59.42	$57.55	$57.45

Weighted average annualized cash rent per square foot for previous leases	$58.58	$58.04	$61.18

Increase (decrease) in mark-to-market rent	1.4%	(0.8)%	(6.1)%

The following tables set forth a summary schedule of expirations for leases in place as of December 31, 2022 plus available space for each of the ten calendar years beginning with the year ended December 31, 2022 at the office and retail properties in our commercial portfolio. The information set forth in the table assumes that tenants exercise no renewal options and all early termination rights.

Office and Retail Portfolio

			Percent of
		Rentable	Portfolio			Annualized
	Number	Square	Rentable		Percent of	Rent Per
	of Leases	Feet	Square Feet	Annualized	Annualized	Rentable
Year of Lease Expiration	Expiring (1)	Expiring (2)	Expiring	Rent (3)	Rent	Square Foot
Available	—	1,105,719	11.4%	$—	—%	$—
Signed leases not commenced	36	319,351	3.3%	—	—%	—
Fourth quarter 2022	17	51,771	0.5%	2,077,733	0.4%	40.13
2023	89	494,016	5.1%	30,276,946	5.7%	61.29
2024	95	641,385	6.6%	38,063,823	7.2%	59.35
2025	83	523,666	5.4%	34,354,748	6.5%	65.60
2026	71	690,336	7.1%	38,296,385	7.3%	55.47
2027	89	716,550	7.4%	44,105,885	8.4%	61.55
2028	47	914,331	9.5%	48,868,734	9.3%	53.45
2029	47	962,150	10.0%	70,258,628	13.3%	73.02
2030	35	706,825	7.3%	46,759,804	8.9%	66.15
2031	23	171,061	1.8%	20,665,463	3.9%	120.81
2032	30	382,405	4.0%	26,756,490	5.1%	69.97
Thereafter	52	1,981,499	20.6%	126,463,556	24.0%	63.82
Total	714	9,661,065	100.0%	$526,948,195	100.0%	$63.98

Manhattan Office Properties (4)

			Percent of
		Rentable	Portfolio			Annualized
	Number	Square	Rentable		Percent of	Rent Per
	of Leases	Feet	Square Feet	Annualized	Annualized	Rentable
Year of Lease Expiration	Expiring (1)	Expiring (2)	Expiring	Rent (3)	Rent	Square Foot
Available	—	789,933	10.4%	$—	—%	$—
Signed leases not commenced	29	268,085	3.5%	—	—%	—
Fourth quarter 2022	10	33,457	0.4%	1,838,529	0.5%	54.95
2023	75	384,161	5.1%	23,610,627	6.0%	61.46
2024	82	583,319	7.7%	35,330,760	9.0%	60.57
2025	61	372,985	4.9%	24,405,244	6.2%	65.43
2026	50	464,437	6.1%	27,837,943	7.1%	59.94
2027	66	571,936	7.6%	32,887,868	8.3%	57.50
2028	32	796,300	10.5%	42,948,266	10.9%	53.93
2029	33	724,521	9.6%	43,731,139	11.1%	60.36
2030	20	547,490	7.2%	33,017,325	8.4%	60.31
2031	11	82,182	1.1%	5,782,918	1.5%	70.37
2032	22	344,750	4.6%	23,649,713	6.0%	68.60
Thereafter	32	1,608,923	21.3%	99,579,132	25.0%	61.89
Total	523	7,572,479	100.0%	$394,619,464	100.0%	$60.58

Greater New York Metropolitan Area Office Properties

			Percent of
		Rentable	Portfolio			Annualized
	Number	Square	Rentable		Percent of	Rent Per
	of Leases	Feet	Square Feet	Annualized	Annualized	Rentable
Year of Lease Expiration	Expiring (1)	Expiring (2)	Expiring	Rent (3)	Rent	Square Foot
Available	—	257,970	19.1%	$—	—%	$—
Signed leases not commenced	2	9,161	0.7%	—	—%	—
Fourth quarter 2022	5	6,922	0.5%	60,189	0.1%	8.70
2023	11	88,694	6.6%	4,741,365	10.3%	53.46
2024	6	39,232	2.9%	1,443,769	3.1%	36.80
2025	17	127,930	9.5%	5,378,016	11.7%	42.04
2026	14	154,669	11.5%	6,129,451	13.3%	39.63
2027	16	88,575	6.6%	3,679,727	8.0%	41.54
2028	11	111,044	8.2%	4,216,464	9.2%	37.97
2029	6	130,748	9.7%	5,928,349	12.9%	45.34
2030	4	78,526	5.8%	3,457,648	7.5%	44.03
2031	2	5,176	0.4%	153,755	0.3%	29.71
2032	2	4,718	0.4%	147,782	0.3%	31.32
Thereafter	4	244,142	18.1%	10,715,831	23.3%	43.89
Total	100	1,347,507	100.0%	$46,052,346	100.0%	$42.63

Retail (5)

			Percent of
		Rentable	Portfolio			Annualized
	Number	Square	Rentable		Percent of	Rent Per
	of Leases	Feet	Square Feet	Annualized	Annualized	Rentable
Year of Lease Expiration	Expiring (1)	Expiring (2)	Expiring	Rent (3)	Rent	Square Foot
Available	—	57,816	7.8%	$—	—%	$—
Signed leases not commenced	5	42,105	5.7%	—	—%	—
Fourth quarter 2022	2	11,392	1.5%	179,015	0.2%	15.71
2023	3	21,161	2.9%	1,924,954	2.2%	90.97
2024	7	18,834	2.5%	1,289,294	1.5%	68.46
2025	5	22,751	3.1%	4,571,488	5.3%	200.94
2026	7	71,230	9.6%	4,328,991	5.0%	60.77
2027	7	56,039	7.6%	7,538,290	8.7%	134.52
2028	4	6,987	0.9%	1,704,004	2.0%	243.88
2029	8	106,881	14.4%	20,599,140	23.9%	192.73
2030	11	80,809	10.9%	10,284,831	11.9%	127.27
2031	10	83,703	11.3%	14,728,790	17.1%	175.96
2032	6	32,937	4.4%	2,958,995	3.4%	89.84
Thereafter	16	128,434	17.4%	16,168,593	18.8%	125.89
Total	91	741,079	100.0%	$86,276,385	100.0%	$134.56

(1)If a lease has two different expiration dates, it is considered to be two leases (for the purposes of lease count and square footage).
(2)Excludes (i) 184,725 rentable square feet across our commercial portfolio attributable to building management use and tenant amenities and (ii) 80,225 square feet of space attributable to our observatory.
(3)Represents annualized base rent and current reimbursement for operating expenses and real estate taxes.
(4)Excludes (i) retail space in our Manhattan office properties and (ii) the Empire State Building broadcasting licenses and observatory operations.
(5)Includes an aggregate of 541,996 rentable square feet of retail space in our Manhattan office properties and multifamily properties. Excludes the Empire State Building broadcasting licenses and observatory operations.
Portfolio Transaction Activity
During April 2022, we transferred 383 Main Avenue, Norwalk CT, which was encumbered by a $30.0 million mortgage, back to the lender in a consensual foreclosure and recognized a non-cash gain of $27.2 million, which is included in Gain on sale/disposition of properties in our condensed consolidated statement of operations. Prior to the consummation of this transaction, in December 2021, we recorded a $7.7 million impairment charge on the property as we had concluded the cost basis of the asset exceeded its fair value given our reduced holding period and new intent to transfer property ownership to the lender.
On December 7, 2022, we closed on the sale of 10 Bank Street, White Plains, NY, which was encumbered by a $30.0 million mortgage, at a gross asset valuation of $42.0 million.
On December 20, 2022, we closed on the acquisition of a 100% free-market, full service multifamily asset located at 298 Mulberry Street in Manhattan for a purchase price of $114.9 million. The property has a total of 96 units and was 100% leased as of December 31, 2022.
Subsequent to the year ended December 31, 2022, on February 1, 2023 we closed on the sale of 69-97 and 103-107 Main Street in Westport, Connecticut at a gross asset valuation of $40.0 million. The Westport sale was a related party transaction approved in accordance with the Company's protocols. See "Financial Statements - Note 11 Related Party Transactions".
In December 2022, we also entered into a purchase and sale agreement for 500 Mamaroneck Avenue in Harrison, NY at a gross asset valuation of $53.0 million. This transaction is expected to close in the first quarter of 2023, subject to customary closing conditions.

ITEM 3. LEGAL PROCEEDINGS

    Refer to “Financial Statements-Note 9 Commitments and Contingencies” in this Annual Report on Form 10-K for a description of any pending legal proceedings.

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
    On February 24, 2023, the last sales price for our Series ES OP Units on the NYSE Arca was $7.45 per share. On February 24, 2023, the last sales price for our Series 60 OP Units on the NYSE Arca was $7.16 per share. On February 24, 2023, the last sales price for our Series 250 OP Units on the NYSE Arca was $6.83 per share.
Holders
    As of February 24, 2023, we had approximately 583 registered holders of Series PR OP Units, 1,281 registered holders of Series ES OP Units, 393 registered holders of Series 60 OP Units and 290 registered holders of Series 250 OP Units. Certain shares and OP Units are held in "street" name and accordingly, the number of beneficial owners of such shares and OP Units is not known or included in the foregoing totals.
Distributions
    ESRT intends to pay regular quarterly dividends to holders of its Class A common stock and Class B common stock, at least to the extent of its taxable income or as required to maintain its qualification as a REIT. Any distributions we or ESRT pay in the future will depend upon our taxable income, actual results of operations, economic conditions and other factors that could differ materially from our current expectations. Our actual results of operations will be affected by a number of factors, including the revenue we receive from our properties, our operating expenses, interest expense, the ability of our tenants to meet their obligations and unanticipated expenditures.
We declared dividends of $0.035 per share for each quarter of 2022, which equates to an annualized rate of $0.14 per share.
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
Securities Authorized For Issuance Under Equity Compensation Plans
    On May 16, 2019, the shareholders approved the Empire State Realty Trust, Inc. Empire State Realty OP, L.P. 2019 Equity Incentive Plan (the “2019 Plan”). The 2019 Plan provides for grants to directors, employees and consultants of our company and operating partnership, including options, restricted stock, restricted stock units, stock appreciation rights, performance awards, dividend equivalents and other equity-based awards, including LTIP units. An aggregate of approximately 11.0 million shares of our common stock are authorized for issuance under awards granted pursuant to the 2019 Plan. Following adoption by our shareholders of the 2019 Plan, we agreed not to issue any new equity awards under the First Amended and Restated Empire State Realty Trust, Inc. and Empire State Realty OP, L.P. 2013 Equity Incentive Plan ("2013 Plan", and collectively with the 2019 Plan, "the Plans"), which we adopted upon our IPO in 2013. The shares of Class A common stock underlying any awards under the 2019 Plan and the 2013 Plan that are forfeited, canceled or otherwise terminated, other than by exercise, will be added back to the shares of Class A common stock available for issuance under the 2019 Plan.  For a further discussion of the Plans, see "Financial Statements - Note 10 Capital".
    The following table presents certain information about our equity compensation plans as of December 31, 2022:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)

Equity compensation plans approved by securityholders (1)	N/A	N/A	6,274,115	(2)
Equity compensation plans not approved by securityholders	—	—	—
Total	N/A	N/A	6,274,115
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

        As of December 31, 2022, we have issued 786,881 shares of restricted stock and 13,300,702 LTIP units under the Plans since 2013.

Recent Sales of Unregistered Securities Use of Proceeds from Registered Securities;
    Not applicable.
Repurchases of Equity Securities Stock and Publicly Traded Operating Partnership Unit Repurchase Program

    ESRT's Board of Directors authorized the repurchase of up to $500 million of our Class A common stock and the Operating Partnership’s Series ES, Series 250 and Series 60 operating partnership units during the period from January 1, 2022 through December 31, 2023. This replaces an earlier $500.0 million repurchase authorization that ran from January 1, 2021 through December 31, 2021. Under the program, we may purchase our Class A common stock and the Operating Partnership’s Series ES, Series 250 and Series 60 operating partnership units in accordance with applicable securities laws from time to time in the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by us and will be subject to stock price, availability, trading volume, general market conditions, and applicable securities laws. The authorization does not obligate us to acquire any particular amount of securities, and the program may be suspended or discontinued at our discretion without prior notice. As of December 31, 2022, we had approximately $409.8 million remaining of the authorized repurchase amount.

The following table summarizes our purchases of equity securities in each of the three months in the three month period ended December 31, 2022 under the repurchase program described above:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Approximate Dollar Value Available for Future Purchase (in thousands)
October 1-31, 2022	313,530	$6.60	313,530	$415,384
November 1-30, 2022	—	$—	—	$—
December 1-31, 2022	824,684	$6.74	824,684	$409,824

ITEM 6. [RESERVED]

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” “contemplates,” “aims,” “continues,” “would” or “anticipates” or the negative of these words and phrases or similar words or phrases. In particular, statements pertaining to our capital resources, portfolio performance, dividend policy and results of operations contain forward-looking statements. Likewise, all of our statements regarding anticipated growth in our commercial portfolio from operations, acquisitions and anticipated market conditions, demographics and results of operations are forward-looking statements.

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

The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: (i) economic, market, political and social impact of, and uncertainty relating to, any pandemic; (ii) a failure of conditions or performance regarding any event or transaction described herein, (iii) resolution of legal proceedings involving the Company; (iv) reduced demand for office, multifamily or retail space, including as a result of the changes in the use of office space and remote work; (v) changes in our business strategy; (vi) changes in technology and market competition that affect utilization of our office, retail, observatory, broadcast or other facilities; (vii) changes in domestic or international tourism, including due to health crises and pandemics, geopolitical events, including global hostilities, currency exchange rates, and/or competition from recently opened observatories in New York City, any or all of which may cause a decline in Observatory visitors; (viii) defaults on, early terminations of, or non-renewal of, leases by tenants; (ix) increases in the Company’s borrowing costs as a result of changes in interest rates and other factors, including the current phasing out of LIBOR; (x) declining real estate valuations and impairment charges; (xi) termination of our ground leases; (xii) changes in our ability to pay down, refinance, restructure or extend our indebtedness as it becomes due and potential limitations on our ability to borrow additional funds in compliance with drawdown conditions and financial covenants; (xiii) decreased rental rates or increased vacancy rates; (xiv) our failure to execute any newly planned capital project successfully or on the anticipated timeline or budget; (xv) difficulties in identifying and completing acquisitions; (xvi) risks related to any development project (including our Metro Tower potential development site); (xvii) impact of changes in governmental regulations, tax laws and rates and similar matters; (xviii) our failure to qualify as a REIT; (xix) environmental uncertainties and risks related to climate change, adverse weather conditions, rising sea levels and natural disasters; (xx) incurrence of taxable capital gain on disposition of an asset due to failure of use or compliance with a 1031 exchange program; and (xxi) accuracy of our methodologies and estimates regarding ESG metrics and goals, tenant willingness and ability to collaborate in reporting ESG metrics and meeting ESG goals, and impact of governmental regulation on our ESG efforts. For a further discussion of these and other factors that could impact the company's future results, performance or transactions, see the section entitled “Risk Factors” of this Annual Report on Form 10-K.

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
    The following discussion and analysis should be read in conjunction with our consolidated financial statements as of December 31, 2022 and 2021 and for the years ended December 31, 2022, 2021 and 2020 and the notes related thereto which are included in this Annual Report on Form 10-K.

2022 Highlights
•Net income attributable to the company of $59.3 million.

•Core FFO of $243.6 million.
•Signed a total of 1,118,579 rentable square feet of new, renewal and expansion leases.
•Completed the acquisition of a multifamily asset located at 298 Mulberry Street in Manhattan in the fourth quarter.
•Completed the dispositions of an office asset located at 10 Bank Street in White Plains, NY in the fourth quarter, and retail assets located in Westport, Connecticut subsequent to year-end in a tax-efficient manner through transactions that qualify as like-kind exchanges.

Results of Operations
Overview
    The discussion below relates to the financial condition and results of operations for the years ended December 31, 2022 and 2021. For a discussion of our 2020 financial results as compared to our 2021 financial results, please see our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021
The following table summarizes the historical results of operations for the years ended December 31, 2022 and 2021 (amounts in thousands):

	Years Ended December 31,
	2022			2021			Change	%
	Real Estate Segment	Observatory Segment	Total	Real Estate Segment	Observatory Segment	Total
Revenues:
Rental revenue	$591,048	$—	$591,048	$559,690	$—	$559,690	$31,358	5.6%
Observatory revenue	—	105,978	105,978	—	41,474	41,474	64,504	155.5%
Lease termination fees	20,032	—	20,032	16,230	—	16,230	3,802	23.4%
Third-party management and other fees	1,361	—	1,361	1,219	—	1,219	142	11.6%
Other revenues and fees	8,622	—	8,622	5,343	138	5,481	3,141	57.3%
Total revenues	621,063	105,978	727,041	582,482	41,612	624,094	102,947	16.5%
Operating expenses:
Property operating expenses	157,935	—	157,935	126,986	—	126,986	(30,949)	(24.4)%
Ground rent expenses	9,326	—	9,326	9,326	—	9,326	—	—%
General and administrative expenses	61,765	—	61,765	55,947	—	55,947	(5,818)	(10.4)%
Observatory expenses	—	31,036	31,036	—	23,206	23,206	(7,830)	(33.7)%
Real estate taxes	123,057	—	123,057	119,967	—	119,967	(3,090)	(2.6)%
Impairment charge	—	—	—	7,723	—	7,723	7,723	100.0%
Depreciation and amortization	216,707	187	216,894	201,676	130	201,806	(15,088)	(7.5)%
Total operating expenses	568,790	31,223	600,013	521,625	23,336	544,961	(55,052)	(10.1)%
Operating income	52,273	74,755	127,028	60,857	18,276	79,133	47,895	60.5%
Intercompany rent income (expense)	65,005	(65,005)	—	23,413	(23,413)	—	—	—%
Other income (expense):
Interest income	4,901	47	4,948	701	3	704	4,244	602.8%
Interest expense	(101,206)	—	(101,206)	(94,292)	(102)	(94,394)	(6,812)	(7.2)%
Gain on sale/disposition of properties	33,988	—	33,988	—	—	—	33,988	—%
Loss on early extinguishment of debt	—	—	—	(214)	—	(214)	214	100.0%
Income (loss) before income taxes	54,961	9,797	64,758	(9,535)	(5,236)	(14,771)	79,529	(538.4)%
Income tax (expense) benefit	(584)	(962)	(1,546)	(613)	2,347	1,734	(3,280)	(189.2)%
Net income (loss)	54,377	8,835	63,212	(10,148)	(2,889)	(13,037)	76,249	(584.9)%
Private perpetual preferred unit distributions	(4,201)	—	(4,201)	(4,201)	—	(4,201)	—	—%
Net loss attributable to non-controlling interests	$243	$—	243	17	—	17	226	—%
Net loss attributable to common unit holders	$50,419	$8,835	$59,254	$(14,332)	$(2,889)	$(17,221)	$76,475	(447.1)%

Real Estate Segment

Rental Revenue

The increase in rental revenue reflects the inclusion of revenues from our multifamily properties which were acquired on December 22, 2021.
Other Revenues and Fees

    The increase in other revenues and fees was due to higher food and beverage sales, insurance claim income, parking income and bad debt recovery income.

Property Operating Expenses
The increase in property operating expenses reflects higher payroll, utilities, repairs and maintenance costs, cleaning and other operating expenses due to increased building utilization at our office properties and the inclusion of operating expenses from our multifamily properties which were acquired on December 22, 2021.
General and Administrative Expenses

The increase in general and administrative expenses reflects higher equity compensation and payroll costs, information technology costs and professional fees.
Real Estate Taxes

Higher real estate taxes were primarily attributable to the inclusion of real estate taxes from our multifamily properties which were acquired on December 22, 2021.

Impairment Charge

The impairment charge in 2021 related to 383 Main Avenue, Norwalk CT, which was disposed in April 2022.

Depreciation and Amortization

The increase in depreciation and amortization reflects accelerated depreciation at one property due to an impairment charge in the fourth quarter of 2021 and additional depreciation from our multifamily properties which were acquired on December 22, 2021.
Interest Income

The increase in interest income was due to higher interest rates compared to the prior year.
Interest Expense

The increase in interest expense was primarily attributable to interest expense from our multifamily properties which were acquired on December 22, 2021, partially offset by the cancellation of debt from 383 Main Avenue, Norwalk CT.

Gain on Sale/Disposition of Properties

Represents a gain on the sale of 10 Bank Street, White Plains NY, and a gain on the disposition of 383 Main Avenue, Norwalk CT.

Observatory Segment

Observatory Revenue

    Observatory revenues were higher driven by increased visitation due to a reduction in COVID-19 restrictions.

Observatory Expenses

    The increase in observatory expenses was driven by increased operating hours, which increased variable costs such as labor, union, security, cleaning and maintenance costs.

Income Taxes

    The increase in income tax expense was attributable to higher taxable income for the observatory segment.
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
While we may be able to anticipate and plan for certain liquidity needs, there may be unexpected increases in uses of cash that are beyond our control and which would affect our financial condition and results of operations. For example, we may be required to comply with new laws or regulations that cause us to incur unanticipated capital expenditures for our properties, thereby increasing our liquidity needs. Even if there are no material changes to our anticipated liquidity requirements, our sources of liquidity may be fewer than, and the funds available from such sources may be less than, anticipated or needed. Our primary sources of liquidity will generally consist of cash on hand, short term investments, cash generated from our operating activities, debt issuances and unused borrowing capacity under our unsecured revolving credit and term loan facilities. We expect to meet our short-term liquidity requirements, including distributions, operating expenses, working capital, debt service, and capital expenditures from cash flows from operations, cash on hand, debt issuances, and available borrowing capacity under our unsecured revolving credit and term loan facilities. The availability of these borrowings is subject to the conditions set forth in the applicable loan agreements. We expect to meet our long-term capital requirements, including acquisitions, redevelopments and capital expenditures through our cash flows from operations, cash on hand, our unsecured revolving credit and term loan facilities, mortgage financings, debt issuances, common and/or preferred equity issuances and asset sales. Our properties require periodic investments of capital for individual lease related tenant improvements allowances, general capital improvements and costs associated with capital expenditures. Our overall leverage will depend on our mix of investments and the cost of leverage. ESRT's charter does not restrict the amount of leverage that we may use. See ITEM 1A. Risk Factors - Risks Relating to Our Indebtedness and Liquidity in this Annual Report on Form 10-K for more information.
At December 31, 2022, we had approximately $264.4 million available in cash and cash equivalents and there was $850.0 million available under our unsecured revolving credit facility.
    At December 31, 2022, we had approximately $2.3 billion of total consolidated indebtedness outstanding, with a weighted average interest rate of 3.9% and a weighted average maturity of 6.4 years. As of December 31, 2022, excluding debt amortization, we have no debt maturity until November 2024 when principal repayments would amount to $77.7 million in 2024, $315.0 million in 2025 $225.0 million in 2026, $319.0 million in 2027 and $1.3 billion thereafter. As of December 31, 2022, interest expense obligations from 2023 through 2027 and thereafter amount to $593.7 million while debt amortization amount to $60.3 million.
In connection with our three ground leases (i.e. long-term leaseholds of the land and the improvements) at 1350 Broadway, 111 West 33rd Street and 1400 Broadway), we also have contractual rent obligations totaling $69.8 million as of December 31, 2022 of which $7.5 million is due within the next five years.
Portfolio Transaction Activity
On December 7, 2022, we closed on the sale of 10 Bank Street, White Plains, NY, which was encumbered by a $30.0 million mortgage, at a gross asset valuation of $42.0 million.
On December 20, 2022, we closed on the acquisition of a 100% free-market, full service multifamily asset located at 298 Mulberry Street in Manhattan for a purchase price of $114.9 million.
Subsequent to the year ended December 31, 2022, on February 1, 2023 we closed on the sale of 69-97 and 103-107 Main Street in Westport, Connecticut at a gross asset valuation of $40.0 million.
In December 2022, we also entered into a purchase and sale agreement for 500 Mamaroneck Avenue in Harrison, NY at a gross asset valuation of $53.0 million. This transaction is expected to close in the first quarter of 2023, subject to customary closing conditions.
Unsecured Revolving Credit and Term Loan Facilities
    See "Financial Statements - Note 5 Debt" for a summary of our unsecured revolving credit and term loan facilities.
Financial Covenants
As of December 31, 2022, we were in compliance with the following financial covenants:

Financial Covenant	Required	December 31, 2022	In Compliance
Maximum total leverage	< 60%	35.6%	Yes
Maximum secured debt	< 40%	14.0%	Yes
Minimum fixed charge coverage	> 1.50x	2.8x	Yes
Minimum unencumbered interest coverage	> 1.75x	5.0x	Yes
Maximum unsecured leverage	< 60%	25.8%	Yes

Mortgage Debt
As of December 31, 2022, mortgage notes payable, net, amounted to $883.7 million. The first maturity is in November 2024. See "Financial Statements - Note 5 Debt" for more information on mortgage debt.

Senior Unsecured Notes
The terms of the senior unsecured notes include customary covenants, including limitations on liens, investment, debt, fundamental changes, and transactions with affiliates and require certain customary financial reports. These terms also require compliance with financial ratios including a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a minimum unencumbered interest coverage ratio, and a maximum unsecured leverage ratio. The agreement also contains customary events of default (subject in certain cases to specified cure periods), including but not limited to non-payment, breach of covenants, representations or warranties, cross defaults, bankruptcy or other insolvency events, judgments, ERISA events, the occurrence of certain change of control transactions and loss of real estate investment trust qualification. As of December 31, 2022, we were in compliance with the covenants under the outstanding senior unsecured notes.

Leverage Policies

We expect to employ leverage in our capital structure in amounts determined from time to time by ESRT's board of directors. Although ESRT's board has not adopted a policy that limits the total amount of indebtedness that we may incur, we anticipate that ESRT's board will consider a number of factors in evaluating our level of indebtedness from time to time, as well as the amount of such indebtedness that will be either fixed or floating rate. ESRT's charter and bylaws do not limit the amount or percentage of indebtedness that we may incur nor do they restrict the form in which our indebtedness will be taken (including, but not limited to, recourse or non-recourse debt and cross-collateralized debt). Our overall leverage will depend on our mix of investments and the cost of leverage, however, we initially intend to maintain a level of indebtedness consistent with our plan to seek an investment grade credit rating. ESRT's board may from time to time modify our leverage policies in light of the then-current economic conditions, relative costs of debt and equity capital, market values of our properties, general market conditions for debt and equity securities, fluctuations in the market price of ESRT's common stock and our traded OP units, growth and acquisition opportunities and other factors. See ITEM 1A. Risk Factors - Risks Relating to Our Indebtedness and Liquidity in this Annual Report on Form 10-K for more information.
Capital Expenditures
The following tables summarize our tenant improvement costs, leasing commission costs and our capital expenditures for each of the periods presented (dollars in thousands, except per square foot amounts).
Office Properties(1)(5)

	Years Ended December 31,
Total New Leases, Expansions, and Renewals	2022	2021	2020
Number of leases signed(2)	130	118	90

Total square feet	1,071,426	983,182	854,068

Leasing commission costs per square foot(3)	$18.23	$20.14	$11.67
Tenant improvement costs per square foot(3)	56.72	66.25	38.52
Total leasing commissions and tenant improvement costs per square foot(3)	$74.95	$86.39	$50.19

Retail Properties(4)(5)

	Years Ended December 31,
Total New Leases, Expansions, and Renewals	2022	2021	2020
Number of leases signed(2)	14	11	14

Total Square Feet	47,153	22,448	69,311

Leasing commission costs per square foot(3)	$62.30	$57.27	$32.31
Tenant improvement costs per square foot(3)	55.13	61.75	109.29
Total leasing commissions and tenant improvement costs per square foot(3)	$117.43	$119.02	$141.60
_______________
(1)Excludes an aggregate of 499,012, 507,276 and 504,284 rentable square feet of retail space in our Manhattan office properties in 2022, 2021 and 2020, respectively. Includes the Empire State Building broadcasting licenses and observatory operations.
(2)Presents a renewed and expansion lease as one lease signed.
(3)Presents all tenant improvement and leasing commission costs as if they were incurred in the period in which the lease was signed, which may be different than the period in which they were actually paid.
(4)Includes an aggregate of 499,012, 507,276 and 504,284 rentable square feet of retail space in our Manhattan office properties in 2022, 2021 and 2020, respectively. Excludes the Empire State Building broadcasting licenses and observatory operations.
(5)The tables above exclude three multifamily properties.

	Years Ended December 31,
	2022	2021	2020
Total Commercial Portfolio
Capital expenditures (1)	$38,445	$24,279	$43,022
_______________
(1)Includes all capital expenditures, excluding tenant improvements and leasing commission costs.
As of December 31, 2022, we expect to incur additional costs relating to obligations under signed new leases of approximately $118.3 million for tenant improvements and leasing commissions. We intend to fund the tenant improvements and leasing commission costs through a combination of operating cash flow, cash on hand, short term investments and borrowings under the unsecured revolving credit and term loan facilities.
Capital expenditures are considered part of both our short-term and long-term liquidity requirements. We intend to fund the capital improvements through a combination of operating cash flow, cash on hand, short term investments and borrowings under the unsecured revolving credit and term loan facilities.
Distribution Policy

We intend to distribute our net taxable income to our security holders in a manner intended to satisfy REIT distribution requirements and to avoid U.S. federal income tax liability.

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
We declared dividends of $0.035 per share for each quarter of 2022, which equates to an annualized rate of $0.14 per share. The Board of Directors will continue its regular review of its dividend and capital allocation policies at each Board meeting.
Distribution to Equity Holders
Distributions and dividends have been made to equity holders in 2020, 2021 and 2022 as follows (amounts in thousands):

Year ended December 31, 2020	65,047
Year ended December 31, 2021	32,764
Year ended December 31, 2022	42,786

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

The following table summarizes our purchases of equity securities for the year ended December 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Approximate Dollar Value Available for Future Purchase (in thousands)
Year ended December 31, 2022	11,571,133	$7.79	11,571,133	$409,824

Cash Flows
Comparison of Year Ended December 31, 2022 to the Year Ended December 31, 2021
Net cash. Cash and cash equivalents and restricted cash were $314.7 million and $474.6 million as of December 31, 2022 and 2021, respectively. The decrease was primarily due to the acquisition of 298 Mulberry Street in December 2022, higher repurchases of common shares in 2022, higher spending for capital expenditures and higher distributions paid in 2022.
Operating activities. Net cash provided by operating activities decreased by $1.3 million to $211.2 million.
Investing activities. Net cash used in investing activities increased by $18.2 million to $230.9 million due to higher capital expenditures, partially offset by net proceeds from the disposition of real estate. Net cash used in the acquisition of multifamily assets during the years ended December 31, 2022 and 2021 was $115.6 million and $117.5 million, respectively.
Financing activities. Net cash used in financing activities increased by $47.2 million to $140.2 million primarily due to higher repurchases of common shares and higher dividends and distributions paid.

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

    The following table presents a reconciliation of our net income, the most directly comparable GAAP measure, to NOI for the periods presented (amounts in thousands):

	Years Ended December 31,
	2022	2021	2020
Net income (loss)	$63,212	$(13,037)	$(22,889)
Add:
General and administrative expenses	61,765	55,947	62,244
Depreciation and amortization	216,894	201,806	191,006
Interest expense	101,206	94,394	89,907
Loss on early extinguishment of debt	—	214	86
Income tax expense (benefit)	1,546	(1,734)	(6,971)
Impairment charges	—	7,723	5,360
IPO litigation expense	—	—	1,165
Less:
Gain on sale/disposition of properties	(33,988)	—	—
Interest income	(4,948)	(704)	(2,637)
Third-party management and other fees	(1,361)	(1,219)	(1,225)
Net operating income	$404,326	$343,390	$316,046

Other Net Operating Income Data
Straight line rental revenue	$24,562	$21,078	$5,238
Net increase in rental revenue from the amortization of above and below-market lease assets and liabilities	$4,758	$5,895	$3,627
Amortization of acquired below-market ground leases	$7,831	$7,831	$7,831

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

    The following table presents a reconciliation of net income, the most directly comparable GAAP measure, to FFO, Modified FFO and Core FFO for the periods presented (amounts in thousands):

	Years Ended December 31,
	2022	2021	2020
Net income (loss)	$63,212	$(13,037)	$(22,889)
Non-controlling interests in other partnerships	243	—	—
Private perpetual preferred unit distributions	(4,201)	(4,201)	(4,197)
Real estate depreciation and amortization	210,522	196,360	184,245
Impairment charges	—	7,723	5,360
Gain on sale/disposition of properties	(33,988)	—	—
Funds from operations attributable to common stockholders and non-controlled interests	235,788	186,845	162,519
Amortization of below-market ground leases	7,831	7,831	7,831
Modified funds from operations attributable to common stockholders and non-controlled interests	243,619	194,676	170,350
Loss on early extinguishment of debt	—	214	86
Severance expenses	—	—	3,813
IPO litigation expense	—	—	1,165
Core funds from operations attributable to common stockholders and non-controlled interests	$243,619	$194,890	$175,414

Weighted average shares and Operating Partnership units
Basic	268,337	277,420	283,826
Diluted	269,948	277,420	283,837
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
    The amount of net rental income and reimbursements that we receive depends principally on our ability to lease currently available space, re-lease space to new tenants upon the scheduled or unscheduled termination of leases or renew expiring leases and to maintain or increase our rental rates. Factors that could affect our rental incomes include, but are not limited to: local, regional or national economic conditions; an oversupply of, or a reduction in demand for, office or retail space; changes in market rental rates; our ability to provide adequate services and maintenance at our properties; and fluctuations in interest rates, all of which could adversely affect our rental income in future periods. Future economic or regional downturns affecting our submarkets, or downturns in our tenants’ industries, could impair our ability to lease vacant space and renew or re-lease space as well as the ability of our tenants to fulfill their lease commitments, and could adversely affect our ability to maintain or increase the occupancy at our properties. See ITEM 1A. Risk Factors - Risks Relating to the Real Estate Market in this Annual Report on Form 10-K for more information on factors that that may influence future rental revenue.
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
Leasing
We signed 1.1 million, 1.0 million, and 0.9 million rentable square feet of new leases, expansions and lease renewals, for the years ended December 31, 2022, 2021 and 2020, respectively.
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
    As of December 31, 2022, there were approximately 1.1 million rentable square feet of space in our commercial portfolio available to lease (excluding leases signed but not yet commenced) representing 11.4% of the net rentable square footage of the properties in our commercial portfolio. In addition, leases representing 5.1% and 6.6% of net rentable square footage of the properties in our commercial portfolio will expire in 2023 and in 2024, respectively. These leases are expected to represent approximately 5.7% and 7.2%, respectively, of our annualized rent for such periods. Our revenues and results of operations can be impacted by expiring leases that are not renewed or re-leased or that are renewed or re-leased at base rental rates equal to, above or below the current average base rental rates. Further, our revenues and results of operations can also be affected by the costs we incur to re-lease available space, including payment of leasing commissions, redevelopments and build-to-suit remodeling that may not be borne by the tenant. See ITEM 1A. Risk Factors - Risks Relating to the Real Estate Market in this Annual Report on Form 10-K for additional factors for more information.
Market Conditions
    The properties in our commercial portfolio are located in Manhattan and the greater New York metropolitan area, which includes Fairfield County, Connecticut and Westchester County, New York. Positive or negative changes in conditions in these markets, such as business hirings or layoffs or downsizing, industry growth or slowdowns, relocations of businesses, increases or decreases in real estate and other taxes, costs of complying with governmental regulations or changed regulation, can impact our overall performance. See ITEM 1A. Risk Factors - Risks Relating to our Portfolio Concentration in this Annual Report on Form 10-K for additional factors that that may influence market conditions.

Observatory Operations

For the year ended December 31, 2022, the observatory hosted 2,189,000 visitors, compared to 827,000 visitors for the same period in 2021, an increase of 164.7%. Our return of attendance to pre-pandemic levels is closely tied to national and international travel trends, our new reservations-only model of operation, and our desire to provide a better experience with fewer crowds to visitors from whom we receive higher revenues per person.

Observatory revenue for the year ended December 31, 2022 was $106.0 million, a 155.4% increase from $41.5 million for the year ended December 31, 2021. The observatory revenue increase was driven by higher visitation levels in 2022.
    Observatory revenue and admissions are dependent upon the following: (i) the number of tourists (domestic and international) that come to New York City and visit the observatory, as well as any related tourism trends; (ii) the prices per admission that can be charged; (iii) seasonal trends affecting the number of visitors to the observatory; (iv) competition, in particular from other new and existing observatories; and (v) weather trends. See ITEM 1A. Risk Factors - Risks Related to Our Non-Real Estate Operations in this Annual Report on Form 10-K for additional factors that may influence our observatory operations.
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

    The expenses of owning and operating a property are not necessarily reduced when circumstances, such as market factors and competition, cause a reduction in income from the property. If revenues drop, we may not be able to reduce our expenses accordingly. Costs associated with real estate investments, such as real estate taxes and maintenance generally, will not be materially reduced even if a property is not fully occupied or other circumstances cause our revenues to decrease. As a result, if revenues decrease in the future, static operating costs may adversely affect our future cash flow and results of operations. If similar economic conditions exist in the future, we may experience future losses. See ITEM 1A. Risk Factors - Risks Related to Our Properties in this Annual Report on Form 10-K for additional factors that may influence our operating expenses.
Cost of Funds and Interest Rates
As of December 31, 2022, 100% of our debt was fixed rate debt with the inclusion of existing interest rate swap agreements. We may incur variable rate debt to the extent we use available borrowing capacity from our unsecured credit facility.
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
See ITEM 1A. Risk Factors in this Annual Report on Form 10-K for additional factors that that may influence future results of operations.

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
    From the quarter ended June 30, 2020 and for each subsequent quarter through our annual goodwill testing on October 1, 2022, we bypassed the optional qualitative goodwill impairment assessment and proceeded directly to a quantitative assessment of the observatory reportable segment and engaged a third-party valuation consulting firm to perform the valuation process. This was done in response to the closure of the observatory on March 16, 2020, due to the COVID-19 pandemic, which was subsequently fully reopened on August 24, 2020. The quantitative analysis used a combination of the discounted cash flow method (a form of the income approach) utilizing Level 3 unobservable inputs and the guideline company method (a form of the market approach). Significant assumptions under the former included revenue and cost projections, weighted average cost of capital, long-term growth rate and income tax considerations while the latter included guideline company enterprise values, revenue multiples and control premium rates. Our methodology to review goodwill impairment, which included a significant amount of judgment and estimates, provided a reasonable basis to determine whether impairment had occurred. Each quantitative analysis performed concluded the fair value of the standalone observatory reporting unit exceeds its carrying value. Many of the factors employed in determining whether or not goodwill is impaired are outside of our control, and it is reasonably likely that assumptions and estimates will change in future periods. We will continue to assess the impairment of the observatory reporting unit goodwill going forward.
Income Taxes
    We are generally not subject to federal and state income taxes as our taxable income or loss is reportable by our partners. Accordingly, no provision has been made for federal and state income taxes. ESRT elected, together with ESRT Observatory TRS, L.L.C., our subsidiary that holds our observatory operations, to treat ESRT Observatory TRS, L.L.C. as a taxable REIT subsidiary ("TRS"), and ESRT has elected, together with ESRT Holdings TRS, L.L.C., our subsidiary that holds our third party management, restaurant, cafeteria, health clubs and certain cleaning operations, to treat ESRT Holdings TRS, L.L.C. as a TRS. TRSs may participate in non-real estate activities and/or perform non-customary services for tenants and their operations are generally subject to regular corporate income taxes. Each of our TRSs account for their income taxes in accordance with GAAP, which includes an estimate of the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. The calculation of the TRSs tax provisions may require interpreting tax laws and regulations and could result in the use of judgments or estimates which could cause its recorded tax liability to differ from the actual amount due. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The TRSs periodically assess the realizability of deferred tax assets and the adequacy of deferred tax liabilities, including the results of local, state, or federal tax audits or estimates and judgments used.
As of December 31, 2022, our parent and general partner, Empire State Realty Trust, Inc., had $99.8 million of net operating loss (" NOL") carryforwards that may be used in the future to reduce the amount otherwise required to be distributed by ESRT to meet REIT requirements. However, for federal income tax purposes, the NOL will not be able to offset more than 80% of ESRT’s REIT taxable income and, therefore, may not be able to reduce the amount required to be distributed by ESRT to meet REIT requirements to zero. The federal NOL may be carried forward indefinitely. Other limitations may apply to ESRT’s ability to use its NOL to offset taxable income.
As of December 31, 2022, the Observatory TRS had a federal income tax receivable of $2.5 million. This receivable reflects an anticipated refund resulting from the carryback of 2020 NOL to previous tax years. The Observatory TRS has $10.2 million NOL carryforwards that may be used to offset future taxable income, if any. The federal NOL may be carried forward indefinitely and the state and local NOL can be carried forward for up to 20 years.

We apply provisions for measuring and recognizing tax benefits associated with uncertain income tax positions. Penalties and interest, if incurred, would be recorded as a component of income tax expense. As of December 31, 2022 and 2021, we do not have a liability for uncertain tax positions. As of December 31, 2022, the tax years ended December 31, 2019 through December 31, 2022 remain open for an audit by the Internal Revenue Service, state or local authorities.
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
Accounting Standards Update
        See "Financial Statements - Note 2 Summary of Significant Accounting Policies" for information about recently issued and recently adopted accounting standards.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We are exposed to interest rate changes primarily on our unsecured revolving credit facility and debt refinancings. Our objectives with respect to interest rate risk are to limit the impact of interest rate changes on operations and cash flows, and to lower our overall borrowing costs. To achieve these objectives, we may borrow at fixed rates and may enter into derivative financial instruments such as interest rate swaps or caps in order to mitigate our interest rate risk. We do not enter into derivative or interest rate transactions for speculative purposes.
Subject to maintaining ESRT's qualification as a REIT for U.S. federal income tax purposes, we may mitigate the risk of interest rate volatility through the use of hedging instruments, such as interest rate swap agreements and interest rate cap agreements. Our primary objectives when undertaking hedging transactions and derivative positions will be to reduce our floating rate exposure and to fix a portion of the interest rate for anticipated financing and refinancing transactions. This in turn will reduce the risk that the variability of cash flows will impose on floating rate debt. However, we can provide no assurances that our efforts to manage interest rate volatility will successfully mitigate the risks of such volatility on our commercial portfolio. We are not subject to foreign currency risk.
On March 5, 2021, the Financial Conduct Authority (“FCA”) announced that USD LIBOR will no longer be published after June 30, 2023. This announcement has several implications, including setting the spread that may be used to automatically convert contracts from LIBOR to the Secured Overnight Financing Rate ("SOFR").
As of December 31, 2022, we have interest rate LIBOR swap and cap agreements and SOFR swap agreements with an aggregate notional value of $574.8 million and which mature between October 1, 2024 and November 1, 2033. These "variable to fixed" interest rate swaps have been designated as cash flow hedges and are deemed highly effective with fair values of $17.9 million which is included in prepaid assets and other expenses on the consolidated balance sheet as of December 31, 2022. Given the phasing out of LIBOR, we have entered into SOFR swap agreements to begin the replacement of our LIBOR swap agreements. Additionally, in August 2022, we amended our BofA Credit Facility and Wells Term Loan Facility to replace LIBOR with SOFR given the phase out of LIBOR. See "Financial Statements - Note 5 Debt" for more information. We will continue to work with our lenders and counterparties to replace or modify, as appropriate, the interest rate provisions in our other LIBOR swap and cap agreements.

    As of December 31, 2022, the weighted average interest rate on the $2.3 billion of fixed-rate indebtedness outstanding was 3.9% per annum, each with maturities at various dates through March 17, 2035.
As of December 31, 2022, the fair value of our outstanding debt was approximately $2.0 billion which was approximately $207.2 million less than the historical book value as of such date. Interest risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure.

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
    As of December 31, 2022, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of ESRT management, including ESRT's Chief Executive Officer and Principal Financial Officer, regarding the effectiveness of our disclosure controls and procedures at the end of the period covered by this Report. Based on the foregoing, ESRT's Chief Executive Officer and Principal Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including ESRT's Chief Executive Officer and Principal Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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
(a) Management's Report on Internal Control Over Financial Reporting
    Management of Empire State Realty OP, L.P. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13(a)-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 as required by the Securities Exchange Act of 1934 Rule 13(a)-15(c). In making this assessment, we used the criteria set forth in the framework in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). Based on our evaluation under the COSO criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2022 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
    Ernst & Young LLP, an independent registered public accounting firm that audited our Financial Statements included in this Annual Report, has issued an attestation report on our internal control over financial reporting as of December 31, 2022, which appears in paragraph (b) of this Item 9A.

(b) Attestation report of the independent registered public accounting firm
Report of Independent Registered Public Accounting Firm
To the Partners of Empire State Realty OP, L.P.

Opinion on Internal Control Over Financial Reporting

We have audited Empire State Realty OP, L.P.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Empire State Realty OP, L.P. (the Operating Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2022 consolidated financial statements of the Operating Partnership and our report dated February 28, 2023 expressed an unqualified opinion thereon.

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
February 28, 2023

ITEM 9B. OTHER INFORMATION

    None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

    We are managed by Empire State Realty Trust, Inc. in its capacity as our sole general partner. The information required by Item 10 will be set forth in Empire State Realty Trust, Inc.'s definitive proxy statement for its 2022 Annual Meeting of Stockholders (which is scheduled to be held on May 11, 2023), to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, or the ESRT Proxy Statement, and is incorporated herein by reference.

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

    Schedule III-Real Estate and Accumulated Depreciation as of December 31, 2022 on page F-42.

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
10.62
Second Amendment, dated as of August 29, 2022, to that certain Credit Agreement, dated as of March 19, 2020, among Empire State Realty Trust, Inc., Empire State Realty OP, L.P., the subsidiary guarantors party thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent incorporated by reference to Exhibit 10.62 to the Empire State Realty OP, L.P. Form 10-Q filed with the SEC on November 3, 2022.

10.63
Third Amendment, dated as of August 29, 2022, to that certain Amended and Restated Credit Agreement, dated August 29, 2017, among Empire State Realty Trust, Inc., Empire State Realty OP, L.P. , the subsidiary guarantors party thereto, the lenders party thereto, and Bank of America, N.A. , as administrative agent incorporated by reference to Exhibit 10.62 to the Empire State Realty OP, L.P. Form 10-Q filed with the SEC on November 3, 2022.

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

EMPIRE STATE REALTY OP, L.P.
By: Empire State Realty Trust, Inc., its general partner

Date: February 28, 2023                             By:/s/ Anthony E. Malkin
Chairman, President and Chief Executive Officer

Date: February 28, 2023                             By:/s/ Christina Chiu
Executive Vice President, Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)

Date: February 28, 2023                             By:/s/ Stephen V. Horn
Senior Vice President, Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of Empire State Realty Trust, Inc., as general partner of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anthony E. Malkin	Chairman of the Board of Directors, President and Chief Executive Officer	February 28, 2023
Anthony E. Malkin
(Principal Executive Officer)

/s/ Christina Chiu	Executive Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)	February 28, 2023
Christina Chiu

/s/ Stephen V. Horn	Senior Vice President, Chief Accounting Officer	February 28, 2023
Stephen V. Horn	(Principal Accounting Officer)

/s/ Thomas J. DeRosa	Director	February 28, 2023
Thomas J. DeRosa

/s/ Steven J. Gilbert	Lead Independent Director	February 28, 2023
Steven J. Gilbert

/s/ S. Michael Giliberto	Director	February 28, 2023
S. Michael Giliberto

/s/ Patricia S. Han	Director	February 28, 2023
Patricia S. Han

/s/ Grant H. Hill	Director	February 28, 2023
Grant H. Hill

/s/ R. Paige Hood	Director	February 28, 2023
R. Paige Hood

/s/ James D. Robinson IV	Director	February 28, 2023
James D. Robinson IV

EMPIRE STATE REALTY OP, L.P.

Report of Independent Registered Public Accounting Firm

To the Partners of Empire State Realty OP, L.P.

Opinion on the Financial Statements:

We have audited the accompanying consolidated balance sheets of Empire State Realty OP, L.P. (the Operating Partnership) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), capital and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Operating Partnership at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Operating Partnership's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2023, expressed an unqualified opinion thereon.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of goodwill - observatory
Description of the Matter
At December 31, 2022, the Company’s goodwill related to the observatory reporting unit was $227.5 million as disclosed in Note 4 to the consolidated financial statements. As discussed in Note 2 to the consolidated financial statements, goodwill is tested for impairment at least annually or more frequently if there are indicators of impairment.

The Company determined that interim impairment evaluations of goodwill were necessary for the observatory reporting unit and engaged a third-party valuation specialist to perform valuation procedures. Similarly, the Company performed its annual impairment testing as of October 1, 2022.

Auditing management’s goodwill impairment tests were complex due to the highly judgmental nature of the assumptions used. The fair value estimates were sensitive to significant assumptions such as revenue and cost projections and the weighted average cost of capital, which are affected by expectations about future market and economic conditions.

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
New York, New York
February 28, 2023

Empire State Realty OP, L.P.
Consolidated Balance Sheets
(amounts in thousands, except unit and per unit amounts)

ASSETS	December 31, 2022	December 31, 2021
Commercial real estate properties, at cost:
Land	$365,540	$336,278
Development costs	8,166	8,131
Building and improvements	3,177,743	3,156,508
	3,551,449	3,500,917
Less: accumulated depreciation	(1,137,267)	(1,072,938)
Commercial real estate properties, net	2,414,182	2,427,979
Assets held for sale	35,538	—
Cash and cash equivalents	264,434	423,695
Restricted cash	50,244	50,943
Tenant and other receivables	24,102	18,647
Deferred rent receivables	240,188	224,922
Prepaid expenses and other assets	98,114	76,549
Deferred costs, net	187,570	202,437
Acquired below market ground leases, net	329,073	336,904
Right of use assets	28,670	28,892
Goodwill	491,479	491,479
Total assets	$4,163,594	$4,282,447
LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable, net	$883,705	$948,769
Senior unsecured notes, net	973,659	973,373
Unsecured term loan facilities, net	388,773	388,223
Unsecured revolving credit facility	—	—
Accounts payable and accrued expenses	80,729	120,810
Acquired below market leases, net	17,849	24,941
Ground lease liabilities	28,670	28,892
Deferred revenue and other liabilities	76,091	84,358
Tenants’ security deposits	25,084	28,749
Liabilities related to assets held for sale	5,943	—
Total liabilities	2,480,503	2,598,115
Commitments and contingencies
Capital:
Private perpetual preferred units:
Series 2019 preferred units, $13.52 per unit liquidation preference, 4,664 issued and outstanding in 2022 and 2021, respectively	21,936	21,936
Series 2014 preferred units, $16.62 per unit liquidation preference, 1,560 issued and outstanding in 2022 and 2021	8,004	8,004
Series PR operating partnership units:
ESRT partners' capital (2,710 and 2,812 general partner operating partnership units and 158,420 and 167,405 limited partner operating partnership units outstanding at December 31, 2022 and 2021, respectively)	954,375	998,128
Limited partners' interests (80,475 and 79,820 limited partner operating partnership units outstanding at December 31, 2022 and 2021, respectively)	681,827	649,157
Series ES operating partnership units (21,081 and 22,321 limited partner operating partnership units outstanding at December 31, 2022 and 2021, respectively)	1,391	(4,058)
Series 60 operating partnership units (5,558 and 5,885 limited partner operating partnership units outstanding at December 31, 2022 and 2021, respectively)	16	(1,395)
Series 250 operating partnership units (2,789 and 2,971 limited partner operating partnership units outstanding at December 31, 2022 and 2021, respectively)	76	(692)
Total Empire State Realty OP, L.P.'s capital	1,667,625	1,671,080
Non-controlling interest in other partnerships	15,466	13,252
Total capital	1,683,091	1,684,332
Total liabilities and capital	$4,163,594	$4,282,447

The accompanying notes are an integral part of these financial statements

Empire State Realty OP, L.P.
Consolidated Statements of Operations
(amounts in thousands, except per unit amounts)

	For the Year Ended December 31,
	2022	2021	2020
Revenues:
Rental revenue	$591,048	$559,690	$563,071
Observatory revenue	105,978	41,474	29,057
Lease termination fees	20,032	16,230	9,416
Third-party management and other fees	1,361	1,219	1,225
Other revenue and fees	8,622	5,481	6,459
Total revenues	727,041	624,094	609,228
Operating expenses:
Property operating expenses	157,935	126,986	136,141
Ground rent expenses	9,326	9,326	9,326
General and administrative expenses	61,765	55,947	62,244
Observatory expenses	31,036	23,206	23,723
Real estate taxes	123,057	119,967	121,923
Impairment charges	—	7,723	6,204
Depreciation and amortization	216,894	201,806	191,006
Total operating expenses	600,013	544,961	550,567
Total operating income	127,028	79,133	58,661
Other income (expense):
Interest income	4,948	704	2,637
Interest expense	(101,206)	(94,394)	(89,907)
Gain on sale/disposition of properties	33,988	—	—
Loss on early extinguishment of debt	—	(214)	(86)
IPO litigation expense	—	—	(1,165)
Income (loss) before income taxes	64,758	(14,771)	(29,860)
Income tax (expense) benefit	(1,546)	1,734	6,971
Net income (loss)	63,212	(13,037)	(22,889)
Private perpetual preferred unit distributions	(4,201)	(4,201)	(4,197)
Net loss attributable to non-controlling interest in other partnerships	243	17	—
Net income (loss) attributable to common unitholders	$59,254	$(17,221)	$(27,086)

Total weighted average units:
Basic	268,337	277,420	283,826
Diluted	269,948	277,420	283,837

Earnings (loss) per unit:
Basic	$0.22	$(0.06)	$(0.10)
Diluted	$0.22	$(0.06)	$(0.10)

The accompanying notes are an integral part of these financial statements

Empire State Realty OP, L.P.
Consolidated Statements of Comprehensive Income (Loss)
(amounts in thousands)

	For the Year Ended December 31,
	2022	2021	2020
Net income (loss)	$63,212	$(13,037)	$(22,889)
Other comprehensive income (loss):
Unrealized gain (loss) on valuation of interest rate swap agreements	40,044	348	(19,322)
Amount reclassified into interest expense	7,230	11,653	8,870
Other comprehensive income (loss)	47,274	12,001	(10,452)
Comprehensive income (loss)	110,486	(1,036)	(33,341)

The accompanying notes are an integral part of these financial statements

Empire State Realty OP, L.P.
Consolidated Statements of Capital
(amounts in thousands)

			Series PR Operating Partnership Units				Series ES Operating Partnership Units Limited Partners		Series 60 Operating Partnership Units Limited Partners		Series 250 Operating Partnership Units Limited Partners
			General Partner		Limited Partners
	Private Perpetual Preferred Units	Private Perpetual Preferred Units	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Non-controlling Interest in Other Partnerships	Total Capital
Balance at December 31, 2019	6,170	$29,151	181,894	$1,228,520	81,388	$680,580	25,810	$7,262	7,025	$1,593	3,535	$807	$—	$1,947,913
Issuance of private perpetual preferred in exchange for OP units	54	789	—	—	(97)	(800)	43	11	—	—	—	—	—	—
Conversion of operating partnership units and Class B shares to ESRT Partner's Capital	—	—	6,807	29,863	(3,751)	(29,803)	(2,175)	(92)	(601)	22	(280)	10	—	—
Repurchases of common units	—	—	(17,279)	(143,713)	—	—	—	—	—	—	—	—	—	(143,713)
Equity compensation	—	—	143	921	2,815	24,574	—	—	—	—	—	—	—	25,495
Distributions	—	(4,197)	—	(37,181)	—	(16,247)	—	(5,264)	—	(1,435)	—	(723)	—	(65,047)
Net income (loss)	—	4,197	—	(16,712)	—	(7,043)	—	(2,356)	—	(650)	—	(325)	—	(22,889)
Other comprehensive loss	—	—	—	(6,449)	—	(2,718)	—	(909)	—	(251)	—	(125)	—	(10,452)
Balance at December 31, 2020	6,224	$29,940	171,565	$1,055,249	80,355	$648,543	23,678	$(1,348)	6,424	$(721)	3,255	$(356)	$—	$1,731,307
Conversion of operating partnership units and Class B shares to ESRT Partner's Capital	—	—	3,498	10,426	(1,317)	(10,643)	(1,357)	105	(540)	73	(285)	39	—	—
Repurchases of common units	—	—	(4,887)	(46,704)	—	—	—	—	—	—	—	—	—	(46,704)
Contributions to consolidated joint venture interests	—	—	—	—	—	—	—	—	—	—	—	—	13,269	13,269
Equity compensation	—	—	41	513	782	19,747	—	—	—	—	—	—	—	20,260
Distributions	—	(4,201)	—	(18,110)	—	(7,121)	—	(2,382)	—	(632)	—	(318)	—	(32,764)
Net income (loss)	—	4,201	—	(10,711)	—	(4,513)	—	(1,429)	—	(379)	—	(189)	(17)	(13,037)
Other comprehensive income	—	—	—	7,465		3,144		996		264		132	—	12,001
Balance at December 31, 2021	6,224	$29,940	170,217	$998,128	79,820	$649,157	22,321	$(4,058)	5,884	$(1,395)	2,970	$(692)	$13,252	$1,684,332
Conversion of operating partnership units and Class B shares to ESRT Partner's Capital	—	—	2,298	4,495	(551)	(4,563)	(1,240)	26	(326)	21	(181)	21	—	—
Repurchases of common units	—	—	(11,571)	(90,176)	—	—	—	—	—	—	—	—	—	(90,176)
Contributions to consolidated joint venture interests	—	—	—	—	—	—	—	—	—	—	—	—	224	224
Equity compensation	—	—	185	894	1,206	20,117	—	—	—	—	—	—	—	21,011
Distributions	—	(4,201)	—	(23,109)	—	(11,251)	—	(3,025)	—	(800)	—	(400)	—	(42,786)
Net income	—	4,201	—	36,442	—	16,116	—	4,800	—	1,244	—	652	(243)	63,212
Other comprehensive income	—	—	—	27,701		12,251		3,648		946		495	2,233	47,274
Balance at December 31, 2022	6,224	$29,940	161,129	$954,375	80,475	$681,827	21,081	$1,391	5,558	$16	2,789	$76	$15,466	$1,683,091
The accompanying notes are an integral part of these financial statements

Empire State Realty OP, L.P.
Consolidated Statements of Cash Flows
(amounts in thousands)

	For the Year Ended December 31,
	2022	2021	2020
Cash Flows From Operating Activities
Net income (loss)	$63,212	$(13,037)	$(22,889)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	216,894	201,806	191,006
Gain on sale/disposition of properties	(33,988)	—	—
Impairment charges	—	7,723	6,204
Amortization of non-cash items within interest expense	9,799	10,862	9,482
Amortization of acquired above and below-market leases, net	(4,759)	(5,896)	(3,627)
Amortization of acquired below-market ground leases	7,831	7,831	7,831
Straight-lining of rental revenue	(24,562)	(21,078)	(5,238)
Equity based compensation	21,011	20,260	25,495
Settlement of derivative contract	—	—	(20,281)
Loss on early extinguishment of debt	—	214	86
Increase (decrease) in cash flows due to changes in operating assets and liabilities:
Security deposits	(828)	(1,052)	(151)
Tenant and other receivables	(5,306)	2,894	3,881
Deferred leasing costs	(36,909)	(16,090)	(14,464)
Prepaid expenses and other assets	(2,263)	5,814	(11,730)
Accounts payable and accrued expenses	4,705	(99)	(3,305)
Deferred revenue and other liabilities	(3,664)	12,334	19,993
Net cash provided by operating activities	211,173	212,486	182,293
Cash Flows From Investing Activities
Net proceeds from disposition of real estate	11,005	—	—
Additions to building and improvements	(126,268)	(95,037)	(143,118)
Development costs	(35)	(165)	—
Acquisition of real estate property	(115,593)	(117,540)	—
Net cash used in investing activities	(230,891)	(212,742)	(143,118)

The accompanying notes are an integral part of these financial statements

Empire State Realty OP, L.P.
Consolidated Statements of Cash Flows (continued)
(amounts in thousands)

	For the Year Ended December 31,
	2022	2021	2020
Cash Flows From Financing Activities
Proceeds from mortgage notes payable	—	—	180,000
Repayment of mortgage notes payable	(7,504)	(4,091)	(3,938)
Proceeds from unsecured senior notes	—	—	175,000
Proceeds from unsecured term loan	—	—	175,000
Repayment of unsecured term loan	—	—	(50,000)
Proceeds from unsecured revolving credit facility	—	—	550,000
Repayment of unsecured revolving credit facility	—	—	(550,000)
Contributions from consolidated joint ventures	224	—	—
Deferred financing costs	—	(9,486)	(10,135)
Repurchases of common units	(90,176)	(46,704)	(143,713)
Private perpetual preferred unit distributions	(4,201)	(4,201)	(4,197)
Distributions	(38,585)	(28,563)	(60,850)
Net cash (used in) provided by financing activities	(140,242)	(93,045)	257,167
Net increase (decrease) in cash and cash equivalents and restricted cash	(159,960)	(93,301)	296,342
Cash and cash equivalents and restricted cash—beginning of period	474,638	567,939	271,597
Cash and cash equivalents and restricted cash—end of period	$314,678	$474,638	$567,939

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$423,695	$526,714	$233,946
Restricted cash at beginning of period	50,943	41,225	37,651
Cash and cash equivalents and restricted cash at beginning of period	$474,638	$567,939	$271,597

Cash and cash equivalents at end of period	$264,434	$423,695	$526,714
Restricted cash at end of period	50,244	50,943	41,225
Cash and cash equivalents and restricted cash at end of period	$314,678	$474,638	$567,939

Supplemental disclosures of cash flow information:
Cash paid for interest	$91,012	$77,610	$75,416
Cash paid for income taxes	$200	$644	$1,282
Non-cash investing and financing activities:
Building and improvements included in accounts payable and accrued expenses	$44,293	$49,247	$58,057
Write-off of fully depreciated assets	35,124	31,341	79,527
Derivative instruments at fair values included in prepaid expenses and other assets	17,902	—	—
Derivative instruments at fair values included in accounts payable and accrued expenses	—	25,308	8,849
Conversion of operating partnership units and Class B shares to Class A shares	4,495	10,426	29,863
Transfer of assets related to assets held for sale	35,538	—	—
Transfer of liabilities related to assets held for sale	5,943	—	—
Mortgage assumed in connection with sale of real estate	30,117	—	—
Issuance of Series 2019 private perpetual preferred in exchange for operating partnership units	—	—	789
Debt assumed with the acquisition of real estate properties	—	177,453	—
Contribution from other partnerships	—	13,269	—
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
    ESRT as the sole general partner in our company, has responsibility and discretion in the management and control in our company, and our limited partners, in such capacity, have no authority to transact business for, or participate in the management activities of our company. As of December 31, 2022, ESRT owned approximately 59.4% of our operating partnership units.
    As of December 31, 2022, our office and retail portfolio contained 9.7 million rentable square feet of office and retail space, and was 85.2% occupied. Including signed leases not yet commenced, our total office and retail portfolio was 88.6% leased. As of December 31, 2022, we owned 12 office properties (including three long-term ground leasehold interests) encompassing approximately 8.9 million rentable square feet of office space, which were approximately 85.1% occupied or 88.3% leased including signed leases not yet commenced. Nine properties are located in the midtown Manhattan market and encompass approximately 7.6 million rentable square feet of office space, including the Empire State Building. Our Manhattan office and multifamily properties also contain 0.5 million rentable square feet of premier retail space on their ground floor and/or contiguous levels. Three office properties are located in Fairfield County, Connecticut and Westchester County, New York, encompassing approximately 1.3 million rentable square feet. The majority of the square footage for these three properties is located in densely populated metropolitan communities with immediate access to mass transportation. Additionally, we have entitled land at the Stamford Transportation Center in Stamford, Connecticut, adjacent to one of our office properties, that will support the development of an approximately 0.4 million rentable square foot office building and garage, which we refer to herein as Metro Tower. As of December 31, 2022, our commercial portfolio also included four standalone retail properties located in Manhattan and two standalone retail properties located in the city center of Westport, Connecticut, encompassing 0.2 million rentable square feet in the aggregate. On February 1, 2023, the two retail properties in Westport, Connecticut were sold. Note 3 Acquisitions and Dispositions. As of December 31, 2022, our standalone retail properties were 97.6% leased. Additionally, as of December 31, 2022, our portfolio included three multifamily properties located in Manhattan totaling 721 units of which 96.3% were leased.
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
As of December 31, 2022, we have a variable interest in and are deemed to be the primary beneficiary of ESRT 298 Mulberry, L.L.C. which is the entity through which we acquired a multifamily asset located at 298 Mulberry Street in Manhattan in December 2022 (see Note 3 Acquisitions and Dispositions). We had no VIEs as of December 31, 2021.
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
Accounting Estimates
    The preparation of the consolidated financial statements in accordance with GAAP requires management to use estimates and assumptions that in certain circumstances affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Significant items subject to such estimates and assumptions include allocation of the purchase price of acquired real estate properties among tangible and intangible assets, determination of the useful life of real estate properties and other long-lived assets, valuation and impairment analysis of commercial real estate properties, goodwill, right-of-use assets and other long-lived assets, estimate of tenant expense reimbursements, valuation of the allowance for doubtful accounts, and valuation of derivative instruments, ground lease liabilities, senior unsecured notes, mortgage notes payable, unsecured revolving credit and term loan facilities, and equity based compensation. These estimates are prepared using management’s best judgment, after considering past, current, and expected events and economic conditions. Actual results could differ from those estimates.
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
Observatory Revenue
    Revenues from the sale of observatory tickets are recognized upon admission or ticket expirations. Deferred revenue related to unused and unexpired tickets as of December 31, 2022 and 2021 was $1.4 million and $0.9 million, respectively, and is included in deferred revenue and other liabilities on the consolidated balance sheets.
Gains on Sale/Disposition of Real Estate
    We record a gain on sale of real estate pursuant to provisions under Accounting Standards Codification (ASC) 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets. Under ASC 610-20, we must first determine whether the transaction is a sale to a customer or non-customer. We do not sell real estate within the ordinary course of our business and therefore, expect that sale transactions will not be contracts with customers. We will next determine whether we would have a controlling financial interest in the property after the sale. If we determine that we do not have a controlling financial interest in the real estate, we would evaluate whether a contract exists under ASC 606 Revenue from Contracts with Customers and whether the buyer has obtained control of the asset that was sold. We recognize the full gain on sale of real estate when the derecognition criteria under ASC 610-20 have been met.
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
Advertising and Marketing Costs
    Advertising and marketing costs are expensed as incurred. The expense for the years ended December 31, 2022, 2021, and 2020 was $10.8 million, $7.9 million and $7.4 million, respectively, and is included within operating expenses in our consolidated statements of operations.
Real Estate Properties and Related Intangible Assets
    Land and buildings and improvements are recorded at cost less accumulated depreciation and amortization. The recorded cost includes cost of acquisitions, development and construction and tenant allowances and improvements. Expenditures for ordinary repairs and maintenance are charged to property operating expense as incurred. Significant replacements and betterments which improve or extend the life of the asset are capitalized. Tenant improvements which improve or extend the life of the asset are capitalized. If a tenant vacates its space prior to the contractual termination of its lease, the unamortized balance of any tenant improvements are written off if they are replaced or have no future value. For developed properties, direct and indirect costs that clearly relate to projects under development are capitalized. Costs include construction costs, professional services such as architectural and legal costs, capitalized interest and direct payroll costs. We begin capitalization when the project is probable. The assets relating to the project are stated at cost and are not depreciated. Once construction is completed and the assets are placed in service, the assets are reclassified to the appropriate asset class and depreciated in accordance with the useful lives as indicated below. Capitalization of interest ceases when the asset is ready for its intended use, which is generally near the date that a certificate of occupancy is obtained. There was no capitalized interest for the years ended December 31, 2022 and 2021.
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
    We assess the potential for impairment of our long-lived assets, including real estate properties, annually or whenever events occur or a change in circumstances indicate that the recorded value might not be fully recoverable. We determine whether impairment in value has occurred by comparing the estimated future undiscounted cash flows expected from the use and eventual disposition of the asset to its carrying value. If the undiscounted cash flows do not exceed the carrying value, the real estate is adjusted to fair value and an impairment loss is recognized. Assets held for sale are recorded at the lower of cost or fair value less costs to sell and depreciation expense is no longer recorded.

During the fourth quarter 2021, we suspended debt service related to a $30 million mortgage secured by our property in Norwalk, Connecticut and we identified this action as an indicator of impairment. We concluded that the cost basis of the asset exceeded its fair value when considering our reduced holding period given our intent to transfer property ownership to the lender. As such, we incurred a $7.7 million impairment charge in the year ended December 31, 2021. Our methodology to calculate the fair value of the property involved a combination of the discounted cash flow method, utilizing Level 3 unobservable inputs such as market capitalization rates obtained from external sources, and the market- based approach utilizing recent sales comparables. During April 2022, we transferred 383 Main Avenue, Norwalk CT back to the lender in a consensual foreclosure. Refer to Note 3 Acquisitions and Dispositions. We do not believe that the value of any of our other properties and intangible assets were impaired during the years ended December 31, 2022, 2021 and 2020.

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
    As of December 31, 2022 and 2021, we had no equity method investments.
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
Income Taxes
    We are generally not subject to federal and state income taxes as our taxable income or loss is reportable by our partners. Accordingly, no provision has been made for federal and state income taxes. ESRT has elected, together with ESRT

Observatory TRS, L.L.C., our subsidiary that holds our observatory operations, to treat ESRT Observatory TRS, L.L.C. as a TRS. ESRT has elected, together with ESRT Holdings TRS, L.L.C., our subsidiary that holds our third party management, restaurant, cafeteria, health clubs and certain cleaning operations, to treat ESRT Holdings TRS, L.L.C. as a TRS. TRSs may participate in non-real estate activities and/or perform non-customary services for tenants and their operations are generally subject to regular corporate income taxes. Our TRSs account for their income taxes in accordance with GAAP, which includes an estimate of the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. The calculation of the TRSs' tax provisions may require interpreting tax laws and regulations and could result in the use of judgments or estimates which could cause its recorded tax liability to differ from the actual amount due. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The TRSs periodically assess the realizability of deferred tax assets and the adequacy of deferred tax liabilities, including the results of local, state, or federal statutory tax audits or estimates and judgments used.
    We apply provisions for measuring and recognizing tax benefits associated with uncertain income tax positions. Penalties and interest, if incurred, would be recorded as a component of income tax expense. As of December 31, 2022 and 2021, we do not have a liability for uncertain tax positions. As of December 31, 2022, the tax years ended December 31, 2019 through December 31, 2022 remain open for an audit by the Internal Revenue Service, state or local authorities.
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
In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848) Deferral of the Sunset Date of Topic 848 which defers the sunset date of ASU 2022-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform to December 31, 2024. ASU 2022-06 is effective immediately for all companies. ASU 2022-06 did not have an impact on our consolidated financial statements for the year ended December 31, 2022.
3. Acquisitions and Dispositions

Acquisitions
On December 20, 2022, we closed on the acquisition of a 100% free-market, full service multifamily asset located at 298 Mulberry Street in Manhattan for a purchase price of $114.9 million. 298 Mulberry Street is located at the intersection of East Houston Street and Mulberry Street, walking distance to New York University’s campus in the NoHo neighborhood of Manhattan. In addition to the 96 residential units, the property also contains retail space leased to CVS and a garage. The purchase price is the fair value at the date of acquisition.
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

Assets and liabilities acquired are as follows (amounts in thousands):

				Intangibles
	Date Acquired	Land	Building and Improvements	Assets	Liabilities	Total*
298 Mulberry Street	12/20/2022	$40,935	$69,508	$5,300	$(150)	$115,593
The Victory	12/22/2021	91,437	124,997	13,573	(19,895)	210,112
345 East 94th St.	12/22/2021	44,228	55,766	4,824	(5,491)	99,327
*Includes total capitalized transaction costs of $3.1 million.

Dispositions

During April 2022, we transferred 383 Main Avenue, Norwalk CT, which was encumbered by a $30.0 million mortgage, back to the lender in a consensual foreclosure and recognized a non-cash gain of $27.2 million, which is included in Gain on sale/disposition of properties in our condensed consolidated statement of operations. Prior to the consummation of this transaction, in December 2021, we recorded a $7.7 million impairment charge on the property as we had concluded the cost basis of the asset exceeded its fair value given our reduced holding period and new intent to transfer property ownership to the lender.

On December 7, 2022, we closed on the sale of 10 Bank Street in White Plains, NY, which was encumbered by a $30.0 million mortgage, at a gross asset valuation of $42.0 million and recorded a gain of $6.8 million, which is included in Gain on sale/disposition of properties in our consolidated statement of operations.

In December 2022, we also entered into a purchase and sale agreement for 500 Mamaroneck Avenue in Harrison, NY at a gross asset valuation of $53.0 million. This transaction is expected to close in the first quarter of 2023, subject to customary closing conditions. The assets and related liabilities of the 500 Mamaroneck property are classified as held for sale in our consolidated balance sheet as of December 31, 2022 having met the held for sale criteria set forth in ASC 360 Property, Plant, and Equipment.

Subsequent to the year ended December 31, 2022, on February 1, 2023 we closed on the sale of 69-97 and 103-107 Main Street in Westport, Connecticut at a gross asset valuation of $40.0 million. The Westport sale was a related party transaction approved in accordance with the Company's protocols. See Note 11 Related Party Transactions.
4. Deferred Costs, Acquired Lease Intangibles and Goodwill
    Deferred costs, net, consisted of the following at December 31, 2022 and 2021 (amounts in thousands):

	2022	2021
Leasing costs	$218,707	$211,189
Acquired in-place lease value and deferred leasing costs	160,683	166,491
Acquired above-market leases	27,833	33,289
	407,223	410,969
Less: accumulated amortization	(223,246)	(215,764)
Total deferred costs, net, excluding net deferred financing costs	$183,977	$195,205
    At December 31, 2022 and 2021, $5.0 million and $7.2 million, respectively, of net deferred financing costs associated with the unsecured revolving credit facility was included in deferred costs, net on the consolidated balance sheets.
    Amortization expense related to deferred leasing and acquired deferred leasing costs was $25.4 million, $28.6 million, and $24.8 million, for the years ended December 31, 2022, 2021, and 2020, respectively. Amortization expense related to acquired lease intangibles was $11.8 million, $10.5 million and $7.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.
    Amortizing acquired intangible assets and liabilities consisted of the following at December 31, 2022 and 2021 (amounts in thousands):

	2022	2021
Acquired below-market ground leases	$396,916	$396,916
Less: accumulated amortization	(67,843)	(60,012)
Acquired below-market ground leases, net	$329,073	$336,904

	2022	2021
Acquired below-market leases	$(64,656)	$(65,403)
Less: accumulated amortization	46,807	40,462
Acquired below-market leases, net	$(17,849)	$(24,941)
    Rental revenue related to the amortization of below market leases, net of above market leases was $4.8 million, $5.9 million and $3.6 million for the years ended December 31, 2022, 2021 and 2020, respectively. The remaining weighted-average amortization period as of December 31, 2022 is 22.6 years, 3.5 years, 3.7 years and 3.1 years for below-market ground leases, in-place leases and deferred leasing costs, above-market leases and below-market leases, respectively. We expect to recognize amortization expense and rental revenue from the acquired intangible assets and liabilities as follows (amounts in thousands):

For the year ending:	Future Ground Rent Amortization	Future Amortization Expense	Future Rental Revenue
2023	$7,831	$10,495	$2,450
2024	7,831	7,140	1,913
2025	7,831	6,292	1,891
2026	7,831	5,406	1,093
2027	7,831	4,742	859
Thereafter	289,918	7,824	528
	$329,073	$41,899	$8,734
     As of December 31, 2022, we had goodwill of $491.5 million. In 2013, we acquired the interests in Empire State Building Company, L.L.C. and 501 Seventh Avenue Associates, L.L.C. for an amount in excess of their net tangible and identified intangible assets and liabilities and as a result we recorded goodwill related to the transaction. Goodwill was allocated $227.5 million to the observatory operations of the Empire State Building, $250.8 million to Empire State Building, and $13.2 million to 501 Seventh Avenue.
    From the quarter ended June 30, 2020 and for each subsequent quarter through our annual goodwill testing in October 2022, we bypassed the optional qualitative goodwill impairment assessment and proceeded directly to a quantitative assessment of the observatory reportable segment and engaged a third-party valuation consulting firm to perform the valuation process. This was done in response to the closure of the observatory on March 16, 2020, due to the COVID-19 pandemic, which was subsequently fully reopened on August 24, 2020. The quantitative analysis used a combination of the discounted cash flow method (a form of the income approach) utilizing Level 3 unobservable inputs and the guideline company method (a form of the market approach). Significant assumptions under the former included revenue and cost projections, weighted average cost of capital, long-term growth rate and income tax considerations while the latter included guideline company enterprise values, revenue multiples and control premium rates. Our methodology to review goodwill impairment, which included a significant amount of judgment and estimates, provided a reasonable basis to determine whether impairment had occurred. Each quantitative analysis performed concluded the fair value of the standalone observatory reporting unit exceeds its carrying value. Many of the factors employed in determining whether or not goodwill is impaired are outside of our control, and it is reasonably likely that assumptions and estimates will change in future periods. We will continue to assess the impairment of the observatory reporting unit goodwill going forward.

5. Debt
    Debt consisted of the following as of December 31, 2022 and 2021 (amounts in thousands):

			As of December 31, 2022
	Principal Balance as of December 31, 2022	Principal Balance as of December 31, 2021	Stated Rate	Effective Rate(1)	Maturity Date(2)
Fixed rate mortgage debt
Metro Center	$82,596	$85,032	3.59%	3.67%	11/5/2024
10 Union Square	50,000	50,000	3.70%	3.97%	4/1/2026
1542 Third Avenue	30,000	30,000	4.29%	4.53%	5/1/2027
First Stamford Place(3)	178,823	180,000	4.28%	4.73%	7/1/2027
1010 Third Avenue and 77 West 55th Street	35,831	36,670	4.01%	4.21%	1/5/2028
250 West 57th Street	180,000	180,000	2.83%	3.21%	12/1/2030
10 Bank Street (4)	—	31,091	—%	—%	—
383 Main Avenue(5)	—	30,000	—%	—%	—
1333 Broadway	160,000	160,000	4.21%	4.29%	2/5/2033
345 East 94th Street - Series A	43,600	43,600	70.0% of LIBOR plus 0.95%	3.56%	11/1/2030
345 East 94th Street - Series B	7,865	8,650	LIBOR plus 2.24%	3.56%	11/1/2030
561 10th Avenue - Series A	114,500	114,500	70.0% of LIBOR plus 1.07%	3.85%	11/1/2033
561 10th Avenue - Series B	17,415	19,250	LIBOR plus 2.45%	3.85%	11/1/2033
Total fixed rate mortgage debt	900,630	968,793
Senior unsecured notes: (6)
Series A	100,000	100,000	3.93%	3.96%	3/27/2025
Series B	125,000	125,000	4.09%	4.12%	3/27/2027
Series C	125,000	125,000	4.18%	4.21%	3/27/2030
Series D	115,000	115,000	4.08%	4.11%	1/22/2028
Series E	160,000	160,000	4.26%	4.27%	3/22/2030
Series F	175,000	175,000	4.44%	4.45%	3/22/2033
Series G	100,000	100,000	3.61%	4.89%	3/17/2032
Series H	75,000	75,000	3.73%	5.00%	3/17/2035
Unsecured revolving credit facility (6)(7)	—	—	SOFR plus 1.30%	—%	3/31/2025
Unsecured term loan facility (6)(7)	215,000	215,000	SOFR plus 1.20%	4.22%	3/19/2025
Unsecured term loan facility (6)(7)	175,000	175,000	SOFR plus 1.50%	4.51%	12/31/2026
Total principal	2,265,630	2,333,793
Deferred financing costs, net	(11,748)	(14,881)
Unamortized debt discount	(7,745)	(8,547)
Total	$2,246,137	$2,310,365
_____________

(1)The effective rate is the yield as of December 31, 2022 and includes the stated interest rate, deferred financing cost amortization and interest associated with variable to fixed interest rate swap agreements.
(2)Pre-payment is generally allowed for each loan upon payment of a customary pre-payment penalty.
(3)Represents a $164 million mortgage loan bearing interest of 4.09% and a $14.8 million loan bearing interest at 6.25%.
(4)10 Bank Street was sold in December 2022.
(5)Ownership of 383 Main Avenue, Norwalk CT was transferred to the lender during April 2022.
(6)At December 31, 2022, we were in compliance with all debt covenants.
(7)As of August 29, 2022, the benchmark index interest rate was converted from LIBOR to SOFR, plus a benchmark adjustment of 10.0 basis points.

Principal Payments
    Aggregate required principal payments at December 31, 2022 are as follows (amounts in thousands):

Year	Amortization	Maturities	Total
2023	$8,632	$—	$8,632
2024	8,861	77,675	86,536
2025	6,893	315,000	321,893
2026	7,330	225,000	232,330
2027	6,461	319,000	325,461
Thereafter	22,079	1,268,699	1,290,778
Total principal maturities	$60,256	$2,205,374	$2,265,630
Deferred Financing Costs
    Deferred financing costs, net, consisted of the following at December 31, 2022 and 2021 (amounts in thousands):

	2022	2021
Financing costs	$43,473	$44,637
Less: accumulated amortization	(26,753)	(22,525)
Total deferred financing costs, net	$16,720	$22,112
    Amortization expense related to deferred financing costs was $4.9 million, $4.5 million, and $4.1 million, for the years ended December 31, 2022, 2021 and 2020, respectively, and was included in interest expense.
Mortgage Debt
Mortgage debt of $30.0 million on our 383 Main Avenue property in Norwalk, Connecticut was in default as of December 31, 2021. We had suspended debt service as of November 1, 2021 and we identified this action as an indicator of impairment. We concluded that the cost basis of the asset exceeded its fair value when considering our reduced holding period given our intent to transfer property ownership to the lender. We believe this action was in the best interest of our shareholders given the challenging fundamentals of the Norwalk, CT submarket. During the quarter ended December 31, 2021, we had incurred an $7.7 million impairment charge on the same property. Refer to Note 2 Summary of Significant Accounting Policies. During April 2022, we transferred 383 Main Avenue, Norwalk CT back to the lender in a consensual foreclosure. Refer to Note 3 Acquisitions and Dispositions. Except as noted above, we were not in default on any of our loan agreements as of December 31, 2021.We were not in default on any of our loan agreements as of December 31, 2022.

Unsecured Revolving Credit and Term Loan Facilities

On August 29, 2022, we entered into a third amendment to our amended and restated credit agreement dated August 29, 2017 with Bank of America, N.A., as administrative agent and the other lenders party thereto, which governs our senior unsecured revolving credit facility and term loan facility (collectively, the “BofA Credit Facility”). The BofA Credit Facility is in the initial maximum principal amount of up to $1.065 billion, which consists of a $850.0 million revolving credit facility that matures on March 31, 2025, and a $215.0 million term loan facility that matures on March 19, 2025. The third amendment revised the terms of the BofA Credit Facility to (i) replace LIBOR with SOFR given the phase out of LIBOR and (ii) permit the addition of multifamily assets as Unencumbered Eligible Property (as defined therein) and add a capitalization rate for such assets. As of December 31, 2022, we had no borrowings under the revolving credit facility and $215.0 million under the term loan facility.

On August 29, 2022, we entered into a second amendment to our credit agreement dated March 19, 2020 with Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto, which governs a senior unsecured term loan facility (the “Wells Term Loan Facility”). The Wells Term Loan Facility is in the original principal amount of $175 million and matures on December 31, 2026. The second amendment revised the terms of the Wells Term Loan Facility to (i) replace LIBOR with SOFR given the phase out of LIBOR and (ii) permit the addition of multifamily assets as Unencumbered Eligible Property (as defined therein) and add a capitalization rate for such assets. We may request the Wells Term Loan Facility be increased through one or more increases or the addition of new pari passu term loan tranches, for a maximum aggregate principal amount not to exceed $225 million. As of December 31, 2022, our borrowings amounted to $175.0 million under the Wells Term Loan Facility.

The terms of both the BofA Credit Facility and the Wells Term Loan Facility include customary covenants, including limitations on liens, investment, distributions, debt, fundamental changes, and transactions with affiliates and require certain customary financial reports. It also requires compliance with financial ratios including a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a minimum unencumbered interest coverage ratio, and a maximum unsecured leverage ratio. The agreements also contain customary events of default (subject in certain cases to specified cure periods), including but not limited to non-payment, breach of covenants, representations or warranties, cross defaults, bankruptcy or other insolvency events, judgments, ERISA events, invalidity of loan documents, loss of real estate investment trust qualification, and occurrence of a change of control. As of December 31, 2022, we were in compliance with these covenants.

Senior Unsecured Notes

    The terms of the senior unsecured notes include customary covenants, including limitations on liens, investment, distributions, debt, fundamental changes, and transactions with affiliates and require certain customary financial reports. It also requires compliance with financial ratios including a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a minimum unencumbered interest coverage ratio, and a maximum unsecured leverage ratio. The agreements also contain customary events of default (subject in certain cases to specified cure periods), including but not limited to non-payment, breach of covenants, representations or warranties, cross defaults, bankruptcy or other insolvency events, judgments, ERISA events, the occurrence of certain change of control transactions and loss of real estate investment trust qualification.. As of December 31, 2022, we were in compliance with these covenants.

6. Accounts Payable and Accrued Expenses
    Accounts payable and accrued expenses consist of the following as of December 31, 2022 and 2021 (amounts in thousands):

	2022	2021
Accrued capital expenditures	$44,293	$49,247
Accounts payable and accrued expenses	32,927	41,664
Interest rate swap agreements liability	—	25,308
Accrued interest payable	3,509	3,460
Due to affiliated companies	—	1,131
Total accounts payable and accrued expenses	$80,729	$120,810

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
    We have agreements with our derivative counterparties that contain a provision where if we either default or are capable of being declared in default on any of our indebtedness, then we could also be declared in default on our derivative obligations. As of December 31, 2022, we did not have any derivatives in a net liability position.
    In May 2022, we entered into forward interest rate swaps with an aggregate notional value of $390.0 million that became effective in August 2022 and fixed the interest rate on 100% of our term loans. This replaced the $265.0 million swap which had fixed the interest rate on a portion of our outstanding term loans balance.

As of December 31, 2022 and 2021, we had interest rate LIBOR swaps and caps with an aggregate notional value of $574.8 million and $451.3 million, respectively. The notional value does not represent exposure to credit, interest rate or market risks. As of December 31, 2022 and 2021, the fair value of our derivative instruments amounted to $17.9 million, which is included in prepaid expenses and other assets and ($25.3 million), which is included in accounts payable and accrued expenses on the consolidated balance sheets. These interest rate swaps have been designated as cash flow hedges and hedge the variability in future cash flows associated with our existing variable-rate term loan facilities. Interest rate caps not designated as hedges are not speculative and are used to manage our exposure to interest rate movements, but do not meet the strict hedge accounting requirements.
    As of December 31, 2022 and 2021, our cash flow hedges are deemed highly effective and for the years ended December 31, 2022 and 2021, net unrealized gains of $47.3 million and $12.0 million, respectively, are reflected in the consolidated statements of comprehensive income (loss) relating to both active and terminated cash flow hedges of interest rate risk. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the debt. We estimate that $6.3 million net gain of the current balance held in accumulated other comprehensive loss will be reclassified into interest expense within the next 12 months.
    The table below summarizes the terms of agreement and the fair value of our derivative financial instruments as of December 31, 2022 and 2021 (dollar amounts in thousands):

						December 31, 2022		December 31, 2021
Derivative	Notional Amount	Receive Rate	Pay Rate	Effective Date	Expiration Date	Asset	Liability	Asset	Liability
Interest rate swap	$265,000	1 Month LIBOR	2.1485%	August 31, 2017	August 24, 2022	$—	$—	$—	$(3,184)
Interest rate swap	36,820	70% of 1 Month LIBOR	2.5000%	December 1, 2021	November 1, 2030	256	—	—	(4,527)
Interest rate swap	103,790	70%of 1 Month LIBOR	2.5000%	December 1, 2021	November 1, 2033	365	—	—	(15,945)
Interest rate swap	10,710	70% of 1 Month LIBOR	1.7570%	December 1, 2021	November 1, 2033	643	—	—	(754)
Interest rate swap	17,544	1 Month LIBOR	2.2540%	December 1, 2021	November 1, 2030	1,070	—	—	(898)
Interest rate cap	6,780	70% of 1 Month LIBOR	4.5000%	December 1, 2021	October 1, 2024	8	—	5	—
Interest rate cap	9,188	1 Month LIBOR	5.5000%	December 1, 2021	October 1, 2024	26	—	8	—
Interest rate swap	175,000	SOFR Compound	2.5620%	August 31, 2022	December 31, 2026	8,040	—	—	—
Interest rate swap	107,500	SOFR Compound	2.6260%	August 19, 2022	March 19, 2025	3,766	—	—	—
Interest rate swap	107,500	SOFR OIS Compound	2.6280%	August 19, 2022	March 19, 2025	3,762	—	—	—
						$17,936	$—	$13	$(25,308)

    During the year ended December 31, 2020, we terminated a $125.0 million swap and paid a settlement fee of $20.3 million.
The table below shows the effect of our derivative financial instruments designated as cash flow hedges on accumulated other comprehensive income (loss) for the years ended December 31, 2022, 2021 and 2020 (amounts in thousands):

Effects of Cash Flow Hedges	December 31, 2022	December 31, 2021	December 31, 2020
Amount of gain (loss) recognized in other comprehensive income (loss)	$40,044	$348	$(19,322)
Amount of loss reclassified from accumulated other comprehensive income (loss) into interest expense	(7,230)	(11,653)	(8,870)

    The table below shows the effect of our derivative financial instruments designated as cash flow hedges on the consolidated statements of operations for the years ended December 31, 2022, 2021 and 2020 (amounts in thousands):

Effects of Cash Flow Hedges	December 31, 2022	December 31, 2021	December 31, 2020
Total interest expense presented on the consolidated statements of income in which the effects of cash flow hedges are recorded	$(101,206)	$(94,394)	$(89,907)
Amount of loss reclassified from accumulated other comprehensive income (loss) into interest expense	(7,230)	(11,653)	(8,870)

Fair Valuation
    The estimated fair values at December 31, 2022 and 2021 were determined by management, using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
    The following tables summarize the carrying and estimated fair values of our financial instruments as of December 31, 2022 and 2021 (amounts in thousands):

	December 31, 2022
	Carrying Value	Estimated Fair Value
		Total	Level 1	Level 2	Level 3
Interest rate swaps included in prepaid expenses and other assets	17,936	17,936	—	17,936	—
Mortgage notes payable	883,705	783,648	—	—	783,648
Senior unsecured notes - Series A, B, C, D, E, F, G and H	973,659	865,292	—	—	865,292
Unsecured term loan facilities	388,773	390,000	—	—	390,000

	December 31, 2021
	Carrying Value	Estimated Fair Value
		Total	Level 1	Level 2	Level 3
Interest rate swaps included in accounts payable and accrued expenses	25,308	25,308	—	25,308	—
Mortgage notes payable	948,769	960,933	—	—	960,933
Senior unsecured notes - Series A, B, C, D, E and F	973,373	994,389	—	—	994,389
Unsecured term loan facility	388,223	390,000	—	—	390,000
    Disclosure about the fair value of financial instruments is based on pertinent information available to us as of December 31, 2022 and 2021. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

8. Leases

Lessor
    We lease various spaces to tenants over terms ranging from one to 21 years. Certain leases have renewal options for additional terms. The leases provide for base monthly rentals and reimbursements for real estate taxes, escalations linked to the consumer price index or common area maintenance known as operating expense escalation. Operating expense reimbursements are reflected in our December 31, 2022, 2021 and 2020 consolidated statements of operations as rental revenue.

    Rental revenue includes fixed and variable payments. Fixed payments primarily relate to base rent and variable payments primarily relate to tenant expense reimbursements for certain property operating costs. The components of rental revenue for the years ended December 31, 2022, 2021 and 2020 are as follows (amounts in thousands):

	Year Ended December 31,
	2022	2021	2020
Fixed payments	$531,740	$500,847	$496,515
Variable payments	59,308	58,843	66,556
Total rental revenue	$591,048	$559,690	$563,071

    As of December 31, 2022, we were entitled to the following future contractual minimum lease payments (excluding operating expense reimbursements) on non-cancellable operating leases to be received which expire on various dates through 2040 (amounts in thousands):

2023	$490,849
2024	492,438
2025	464,150
2026	424,881
2027	405,017
Thereafter	1,749,941
$4,027,276
    The above future minimum lease payments exclude tenant recoveries and the net accretion of above-below-market lease intangibles. Some leases are subject to termination options generally upon payment of a termination fee. The preceding table is prepared assuming such options are not exercised.

Lessee
    We determine if an arrangement is a lease at inception. Our operating lease agreements relate to three ground lease assets and are reflected in right-of-use assets of $28.7 million and lease liabilities of $28.7 million in our consolidated balance sheets as of December 31, 2022. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Variable lease payments are excluded from the right-of-use assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred.
    We make payments under ground leases related to three of our properties. The ground leases are due to expire between the years 2050 and 2077, inclusive of extension options, and have no variable payments or residual value guarantees. As our leases do not provide an implicit rate, we determined our incremental borrowing rate based on information available at the date of adoption of ASU No. 2016-02, Leases (Topic 842), in determining the present value of lease payments. The weighted average incremental borrowing rate used to calculate the right-of-use assets and lease liabilities as of December 31, 2022 was 4.5%. Rent expense for lease payments related to our operating leases is recognized on a straight-line basis over the non-cancellable term of the leases. The weighted average remaining lease term as of December 31, 2022 was 47.4 years.

    As of December 31, 2022, the following table summarizes our future minimum lease payments with the amounts discounted by our incremental borrowing rates to calculate the lease liabilities of our leases (amounts in thousands):

2023	$1,518
2024	1,518
2025	1,518
2026	1,503
2027	1,482
Thereafter	62,277
Total undiscounted lease payments	69,816
Present value discount	(41,146)
Ground lease liabilities	$28,670

9. Commitments and Contingencies
Legal Proceedings
Litigation
    Except as described below, as of December 31, 2022, we were not involved in any material litigation, nor, to our knowledge, was any material litigation threatened against us or our properties, other than routine litigation arising in the ordinary course of business such as disputes with tenants. We believe that the costs and related liabilities, if any, which may result from such actions will not materially affect our consolidated financial position, operating results or liquidity.

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

Respondents believe that such award in favor of the Claimants is entirely without merit and sought to vacate that portion of the award. On September 27, 2021, the court denied Respondents' motion to vacate and entered judgement in the aforementioned amount, inclusive of accumulated interest. Respondents have appealed that ruling. On May 10, 2022, Respondents moved to dismiss the appeal and judgment on the grounds that a recent decision of the United States Supreme Court held that the federal courts have no subject matter jurisdiction over the case. Claimants opposed the motion, which is pending. The appeals court has scheduled argument on the appeal and motion for April 10, 2023. In addition, certain of the Claimants in the federal court action sought to pursue claims in that case against Respondents. Respondents believe that any such claims are meritless. The magistrate judge assigned to the action has issued a Report and Recommendation rejecting Claimants’ claims; the district judge will decide whether to adopt the Report and Recommendation.

     Pursuant to indemnification agreements which were made with our directors, executive officers and chairman emeritus as part of our formation transactions, Anthony E. Malkin, Peter L. Malkin and Thomas N. Keltner, Jr. have defense and indemnity rights from us with respect to this arbitration.

Unfunded Capital Expenditures
At December 31, 2022, we estimate that we will incur approximately $118.3 million of capital expenditures (including tenant improvements and leasing commissions) on our properties pursuant to existing lease agreements. We expect to fund these capital expenditures with operating cash flow, additional property level mortgage financings, our unsecured credit facility, cash on hand and other borrowings. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs. We expect that these financing requirements will be met in a similar fashion.

Concentration of Credit Risk
Financial instruments that subject us to credit risk consist primarily of cash and cash equivalents, restricted cash, short-term investments, tenant and other receivables and deferred rent receivables. At December 31, 2022, we held on deposit at various major financial institutions cash and cash equivalents and restricted cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation.

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
Major Customers and Other Concentrations
    For the year ended December 31, 2022, other than two tenants who accounted for 6.4% and 2.0% of rental revenues, no other tenant in our portfolio accounted for more than 2.0% of rental revenues. For the year ended December 31, 2021, other than four tenants who accounted for 4.6%, 3.3%, 2.8% and 2.1% of rental revenues, no other tenant in our commercial portfolio accounted for more than 2.0% of rental revenues. For the year ended December 31, 2020, other than two tenants who accounted for 6.9% and 3.5% of rental revenues, no other tenant in our portfolio accounted for more than 2.0% of rental revenues.
    For the years ended December 31, 2022, 2021 and 2020, the six properties listed below accounted for the highest respective percentages of total rental revenues.

	Year Ended December 31,
	2022	2021	2020
Empire State Building	29.9%	31.7%	32.8%
One Grand Central Place	12.4%	12.6%	12.4%
111 West 33rd Street	11.2%	11.3%	10.5%
1400 Broadway	8.3%	8.9%	8.0%
250 West 57th Street	6.0%	5.8%	5.7%
First Stamford Place	4.7%	5.2%	5.4%
Asset Retirement Obligations
    We are required to accrue costs that we are legally obligated to incur on retirement of our properties which result from acquisition, construction, development and/or normal operation of such properties. Retirement includes sale, abandonment or disposal of a property. Under that standard, a conditional asset retirement obligation represents a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within a company’s control and a liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated. Environmental site assessments and investigations have identified asbestos or asbestos-containing building materials in certain of our properties. As of December 31, 2022, management has no plans to remove or alter these properties in a manner that would trigger federal and other applicable regulations for asbestos removal, and accordingly, the obligations to remove the asbestos or asbestos-containing building materials from these properties have indeterminable settlement dates. As such, we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligation. However ongoing asbestos abatement, maintenance programs and other required documentation are carried out as required and related costs are expensed as incurred.
Other Environmental Matters
    Certain of our properties have been inspected for soil contamination due to pollutants, which may have occurred prior to our ownership of these properties or subsequently in connection with its development and/or its use. Required remediation to such properties has been completed and, as of December 31, 2022, management believes that there are no obligations related to environmental remediation other than maintaining the affected sites in conformity with the relevant authority’s mandates and filing the required documents. All such maintenance costs are expensed as incurred. We expect that resolution of the environmental matters relating to the above will not have a material impact on our business, assets, consolidated and combined financial condition, results of operations or liquidity. However, we cannot be certain that we have identified all environmental liabilities at our properties, that all necessary remediation actions have been or will be undertaken at our properties or that we will be indemnified, in full or at all, in the event that such environmental liabilities arise.
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
32BJ
We participate in the Building Service 32BJ ("Union") Pension Plan and Health Plan. The Pension Plan is a multi-employer, non-contributory defined benefit pension plan that was established under the terms of collective bargaining agreements between the Service Employees International Union, Local 32BJ, the Realty Advisory Board on Labor Relations, Inc. and certain other employers. This Pension Plan is administered by a joint board of trustees consisting of union trustees and employer trustees and operates under employer identification number 13-1879376. The Pension Plan year runs from July 1 to June 30. Employers contribute to the Pension Plan at a fixed rate on behalf of each covered employee. Separate actuarial information regarding such pension plans is not made available to the contributing employers by the union administrators or trustees, since the plans do not maintain separate records for each reporting unit. On September 28, 2020 and September 28, 2021, the actuary certified that for the plan years beginning July 1, 2020 and July 1, 2021, respectively, the Pension Plan was in critical status under the Pension Protection Act of 2006. The Pension Plan trustees adopted a rehabilitation plan consistent with this requirement. However, on September 28, 2022, the actuary certified that for the plan year beginning July 1, 2022, the Pension Plan was in endangered status under the Pension Protection Act of 2006. The Pension Plan trustees adopted a funding improvement plan consistent with this requirement. For the plan years ended June 30, 2020 and June 30, 2021, the Pension Plan received contributions from employers totaling $291.3 million and $290.1 million, respectively. The Form 5500 is not yet available for the plan year June 30, 2022.
The Health Plan was established under the terms of collective bargaining agreements between the Union, the Realty Advisory Board on Labor Relations, Inc. and certain other employers. The Health Plan provides health and other benefits to eligible participants employed in the building service industry who are covered under collective bargaining agreements, or other written agreements, with the Union. The Health Plan is administered by a Board of Trustees with equal representation by the employers and the Union and operates under employer identification number 13-2928869. The Health Plan receives contributions in accordance with collective bargaining agreements or participation agreements. Generally, these agreements provide that the employers contribute to the Health Plan at a fixed rate on behalf of each covered employee. For the plan years ended June 30, 2020, and June 30, 2021, the Health Plan received contributions from employers totaling $1.6 billion and $1.5 billion, respectively. The Form 5500 is not yet available for the plan year June 30, 2022.

Term of Collective Bargaining Agreements
Our collective bargaining agreement for local 32BJ commenced from January 1, 2020 and runs through December 31, 2023. We are also a signatory to a second collective bargaining agreement for local 32BJ with a term from April 21, 2022 to April 20, 2026 for our residential properties.

Contributions
Contributions we made to the multi-employer plans for the years ended December 31, 2022, 2021 and 2020 are included in the table below (amounts in thousands):

	For the Year Ended December 31,
Benefit Plan	2022	2021	2020
Pension Plans (pension and annuity)*	$2,958	$2,165	$2,383
Health Plans**	8,618	6,214	6,873
Other***	460	305	416
Total plan contributions	$12,036	$8,684	$9,672

*    Pension plans include $0.8 million, $0.7 million and $0.8 million for the years ended 2022, 2021 and 2020, respectively, to multiemployer plans not discussed above.
** Health plans include $1.5 million, $1.4 million and $1.4 million for the years ended 2022, 2021 and 2020, respectively, to multiemployer plans not discussed above.
*** Other consists of union costs which were not itemized between pension and health plans. Other includes $0.2 million, $0.2 million and $0.3 million for the years ended 2022, 2021 and 2020, respectively, in connection with other multiemployer plans not discussed above.

    The increase in plan contributions in 2022 is mainly due to higher payroll levels as a result of recovery from the COVID-19 pandemic. Benefit plan contributions are included in operating expenses in our consolidated statements of operations.

10. Capital
Shares and Units
    As of December 31, 2022, there were approximately 271.0 million operating partnership units outstanding, of which approximately 161.1 million, or 59.5%, were owned by ESRT and approximately 109.9 million, or 40.5%, were owned by other partners, including ESRT directors, members of senior management and other employees.
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

The following table summarizes our purchases of equity securities for the year ended December 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Approximate Dollar Value Available for Future Purchase (in thousands)
Year ended December 31, 2022	11,571,133	$7.79	11,571,133	$409,824

Private Perpetual Preferred Units

    As of December 31, 2022, there were 4,664,038 Series 2019 Preferred Units ("Series 2019 Preferred Units") and 1,560,360 Series 2014 Private Perpetual Preferred Units ("Series 2014 Preferred Units"). The Series 2019 Preferred Units have a liquidation preference of $13.52 per unit and are entitled to receive cumulative preferential annual cash distributions of $0.70 per unit payable in arrears on a quarterly basis. The Series 2019 Preferred Units are not redeemable at the option of the holders and are redeemable at our option only in the case of specific defined events. The Series 2014 Preferred Units which have a liquidation preference of $16.62 per unit and are entitled to receive cumulative preferential annual cash distributions of $0.60 per unit payable in arrears on a quarterly basis. The Series 2014 Preferred Units are not redeemable at the option of the holders and are redeemable at our option only in the case of specific defined events.
Distributions
    The following table summarizes the distributions paid on our operating partnership units for the years ended December 31, 2022, 2021 and 2020:

Record Date	Payment Date	Amount per Operating Partnership Unit
December 19, 2022	December 31, 2022	$0.035
September 15, 2022	September 30, 2022	$0.035
June 15, 2022	June 30, 2022	$0.035
March 15, 2022	March 31, 2022	$0.035

December 20, 2021	December 31, 2021	$0.035
September 15, 2021	September 30, 2021	$0.035
June 15, 2021	June 30, 2021	$0.035

June 19, 2020	June 30, 2020	$0.105
March 16, 2020	March 31, 2020	$0.105

Total distributions paid to OP unitholders and Preferred unitholders during 2022, 2021 and 2020 totaled $42.8 million, $32.8 million and $65.0 million, respectively.

Incentive and Share-Based Compensation

    The Plans provide for grants to directors, employees and consultants consisting of stock options, restricted stock, dividend equivalents, stock payments, performance shares, LTIP units, stock appreciation rights and other incentive awards. An aggregate of 11.0 million shares of ESRT common stock are authorized for issuance under awards granted pursuant to the

2019 Plan, and as of December 31, 2022, approximately 6.3 million shares of ESRT common stock remain available for future issuance under the Plans.
In March 2022, we made grants of LTIP units to executive officers under the 2019 Plan, including a total of 412,689 LTIP units that are subject to time-based vesting, 694,383 LTIP units that are subject to market-based vesting and 515,369 units that are subject to performance-based vesting with fair market values of $3.2 million, $3.9 million and $3.1 million, respectively. In March 2022, we made grants of LTIP units and restricted stock to certain other employees under the 2019 Plan, including a total of 240,156 LTIP units and 210,212 shares of restricted stock that are subject to time-based vesting, 85,772
LTIP units that are subject to market-based vesting and 63,574 LTIP units that are subject to performance-based vesting, with fair market values of $2.1 million and $2.0 million, respectively, for the time-based vesting awards, $0.6 million for the market-based vesting awards and $0.5 million for the performance-based vesting awards. The awards subject to time-based vesting vest ratably over four years, subject generally to the grantee's continued employment, with the first installment vesting on January 1, 2023. The vesting of the LTIP units subject to market-based vesting is based on the achievement of relative total stockholder return hurdles over a three-year performance period, commencing on January 1, 2022. The vesting of the LTIP units subject to performance-based vesting is based on the achievement of (i) operational metrics over a one-year performance period, subject to a three-year absolute TSR modifier, and (ii) environmental, social and governance ("ESG") metrics over a three-year performance period, in each case, commencing on January 1, 2022. Following the completion of the respective performance periods, our Compensation and Human Capital Committee will determine the number of LTIP units to which the grantee is entitled based on our performance relative to the performance hurdles set forth in the LTIP unit award agreements the grantee entered in connection with the award grant. These units then vest in two equal installments, on January 1, 2025 and January 1,
2026, subject generally to the grantee's continued employment on those dates.

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

Annually, we also make grants of LTIP units to our non-employee directors under the 2019 Plan. In 2022, each of our directors received 60% of their $200,000 annual base retainer in the form of equity vesting ratably over four years, and could elect to receive the remaining 40% of such base retainer in (i) cash at the face value of the award, (ii) immediately vesting equity at the face value of the award, or (iii) equity vesting ratably over three years at 120% of the face amount. Each director could elect to receive any equity portion of the base retainer in either (i) LTIP units or (ii) restricted shares of our Class A common stock. In accordance with each director's election, we granted a total of 142,358 LTIP units that are subject to time-based vesting with fair market values of $1.1 million. The LTIP units vest ratably over three or four years from the date of the grant, based on grantee election, subject generally to the director's continued service on our Board of Directors. We also granted 51,284 LTIP units that are subject to immediate vesting with fair market values of $0.3 million.

Share-based compensation for time-based equity awards is measured at the fair value of the award on the date of grant and recognized as an expense on a straight-line basis over the shorter of (i) the stated vesting period, which is generally three, four or five years, or (ii) the period from the date of grant to the date the employee becomes retirement eligible, which may occur upon grant.  An employee is retirement eligible when the employee attains the (i) age of 65 for awards granted in 2020 and after, and age of 60 for awards granted before 2020 and (ii) the date on which the employee has first completed ten years of continuous service with us or our affiliates. Share-based compensation for market-based equity awards and performance-based equity awards is measured at the fair value of the award on the date of grant and recognized as an expense on a straight-line basis over t three or four years. Additionally, for the performance-based equity awards, we assess, at each reporting period, whether it is probable that the performance conditions will be satisfied. We recognize expense respective to the number of awards we expect to vest at the conclusion of the measurement period. Changes in estimate are accounted for in the period of change through a cumulative catch-up adjustment.

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

    LTIP units and ESRT restricted stock issued during the year ended December 31, 2022, 2021 and 2020 were valued at $22.4 million, $20.0 million and $28.3 million, respectively. The weighted-average per unit or share fair value was $7.21, $8.52 and $5.44 for grants issued in 2022, 2021 and 2020, respectively. The per unit or share granted in 2022 was estimated on the respective dates of grant using the following assumptions: an expected life from 2.0 to 5.3 years, a dividend rate of 2.0%, a risk-free interest rate from 1.4% to 2.0%, and an expected price volatility from 37.0% to 53.0%.The per unit or share granted in 2021 was estimated on the respective dates of grant using the following assumptions: an expected life from 2.0 to 5.3 years, a dividend rate of 2.60%, a risk-free interest rate from 0.12% to 0.32%, and an expected price volatility from 36.0% to 53.0%. The per unit or share granted in 2020 was estimated on the respective dates of grant using the following assumptions: an expected life from 2.0 to 5.5 years, a dividend rate of 3.70%, a risk-free interest rate from 0.16% to 0.50%, and an expected price volatility from 19.0% to 26.0%. No other stock options, dividend equivalents, or stock appreciation rights were issued or outstanding in 2022, 2021 and 2020.

    The following is a summary of ESRT restricted stock and LTIP unit activity for the year ended December 31, 2022:

	ESRT Restricted Stock	Time-based LTIPs	Market-based LTIPs	Performance-based LTIPs	Weighted Average Grant Fair Value
Unvested balance at December 31, 2021	214,408	2,499,592	5,039,134	—	$7.02
Vested	(69,545)	(1,300,504)	(113,576)	(35,695)	9.28
Granted	232,448	1,514,434	780,155	578,943	7.21
Forfeited or unearned	(18,018)	—	(1,635,176)	(32,259)	6.84
Unvested balance at December 31, 2022	359,293	2,713,522	4,070,537	510,989	$6.69

    The total fair value of LTIP units and restricted stock that vested during 2022, 2021 and 2020 was $14.1 million, $12.3 million and $15.6 million, respectively.
    The time-based LTIPs and restricted stock awards are treated for accounting purposes as immediately vested upon the later of (i) the date the grantee attains the age of 60 or 65, as applicable, and (ii) the date on which the grantee has first completed ten years of continuous service with our company or its affiliates. For award agreements that qualify, we recognize noncash compensation expense on the grant date for the time-based awards and ratably over the vesting period for the market-based and performance-based awards, and accordingly, we recognized $2.3 million, $1.3 million and $2.6 million for the years ended December 31, 2022, 2021 and 2020, respectively. Unrecognized compensation expense was $0.8 million at December 31, 2022, which will be recognized over a weighted average period of 3.1 years.
    For the remainder of the LTIP unit awards, we recognized noncash compensation expense ratably over the vesting period, and accordingly, we recognized $18.7 million, $19.0 million and $22.9 million in noncash compensation expense for the years ended December 31, 2022, 2021 and 2020, respectively. Unrecognized compensation expense was $25.2 million at December 31, 2022, which will be recognized over a weighted average period of 2.4 years.

Earnings Per Unit
    Earnings per unit for the years ended December 31, 2022, 2021 and 2020 is computed as follows (amounts in thousands, except per share amounts):

	For the Year Ended December 31,
	2022	2021	2020
Numerator:
Net income (loss)	$63,212	$(13,037)	$(22,889)
Private perpetual preferred unit distributions	(4,201)	(4,201)	(4,197)
Net income attributable to non-controlling interests in other partnerships	243	—	—
Earnings allocated to unvested shares	—	(340)	(985)
Net income (loss) attributable to common unitholders - basic and diluted	$59,254	$(17,578)	$(28,071)

Denominator:
Weighted average units outstanding - basic	268,337	277,420	283,826
Effect of dilutive securities:
Stock-based compensation plans	1,611	—	11
Weighted average shares outstanding - diluted	269,948	277,420	283,837

Earnings per unit - basic and diluted	$0.22	$(0.06)	$(0.10)
    There were 0, 1,052,390 and 307,536 antidilutive shares and LTIP units for the years ended December 31, 2022, 2021 and 2020, respectively.

11. Related Party Transactions

Sale of Westport Retail Properties
On February 1 2023, we closed on the disposition of our retail assets located at 69-97 and 103-107 Main Street in Westport, Connecticut, for total consideration of $40.0 million, to an entity affiliated with our Chairman, President and Chief Executive Officer, Anthony E. Malkin (the “Westport Transaction”). The Company determined to make the sale to the related party entity after a marketed sale process conducted from February 2022 through August 2022 through a broker in which it received several third-party bids. Deals with third party purchasers failed to materialize due to adverse changes in capital market conditions during that time. The Westport Transaction materialized due to timing because the related party entity had recently completed a sale of property and was in the market for exchange property to defer tax in a 1031 exchange, and the Company recently executed on the acquisition of 298 Mulberry Street. The $40.0 million valuation for the Westport Transaction is in the range of the bids the Company received during the marketed sale process.
In connection with the Westport Transaction, we advanced a loan to the buyer to facilitate closing with a maximum principal amount of up to $1.0 million, which bears interest at SOFR plus 3.5% and requires repayment of principal to the extent of available cash flow of the property. We anticipate that the loan will be fully repaid within one year. Post-sale, we will provide certain supervisory and property management services to the buyer on similar terms as those we provide to our other excluded properties. See “– Excluded Properties and Businesses” below.
The Company has a written Related Party Transactions Policy (the “Policy”) which requires the Nominating and Corporate Governance Committee to review the material facts of all related party transactions and consider all relevant factors in approving any related party transaction. Further, the Policy provides that a director or executive officer shall not participate in any consideration, discussion or approval of such related party transaction in which he or she is a related party. The Westport Transaction process was completed in compliance with the Policy.

The independent members of the Nominating and Corporate Governance Committee conducted an independent review under the guidance of outside counsel and then approved the transaction. The Company reviewed with outside counsel best practices for the specific Westport Transaction and took additional precautions to ensure an arms-length process. There were separate counsels and appraisals for both buyer and seller.
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
    First, this agreement provides that our operating partnership will not sell, exchange, transfer or otherwise dispose of such protected assets, or any interest in a protected asset, until (i) October 7, 2025, with respect to one protected asset, First Stamford Place, and (ii) the later of (x) October 7, 2021 and (y) the death of both Peter L. Malkin and Isabel W. Malkin, who are 89 and 86 years old, respectively, for the three other protected assets, Metro Center, 298 Mulberry Street (“substituted basis property” as contemplated by the tax protection agreement for 10 Bank Street, which was sold on December 7, 2022) and 1542 Third Avenue, unless:
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
    Because we expect that we will at all times have sufficient liabilities to allow us to meet our obligations to allocate liabilities to our partners that are protected parties under the tax protection agreement, our indemnification obligation with respect to “certain tax liabilities” would generally arise only in the event that we dispose in a taxable transaction of a protected asset within the period specified above in a taxable transaction. In the event of such a disposition, the amount of our indemnification obligation would depend on several factors, including the amount of “built-in gain,” if any, recognized and allocated to the indemnified partners with respect to such disposition and the effective tax rate to be applied to such gain at the time of such disposition. Our disposition of the 10 Bank Street asset on December 7, 2022 did not trigger any obligation of payment pursuant to the tax protection agreement.
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
Employment Agreement and Change in Control Severance Agreements
    ESRT entered into an employment agreement with Anthony E. Malkin, which provides for salary, bonuses and other benefits, including among other things, severance benefits upon a termination of employment under certain circumstances and the issuance of equity awards. In addition, ESRT entered into change in control severance agreements with Thomas P. Durels and Christina Chiu.

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
Excluded Properties and Businesses
    The Malkin Group, including Anthony E. Malkin, our Chairman and Chief Executive Officer, owns non-controlling interests in, and Anthony E. Malkin and Peter L. Malkin control the general partners or managers of, the entities that own interests in eight multi-family properties and five net leased retail properties, (including one single tenant retail property in Greenwich, Connecticut). The Malkin Group also owns non-controlling interests in one Manhattan office property, two Manhattan retail properties and several retail properties outside of Manhattan, none of which were contributed to us in the formation transactions. Additionally, in February 2023, ESRT sold its two retail properties in Westport, Connecticut to an entity controlled by the Malkin Group (see Sale of Westport Retail Properties above). We refer to the non-controlling interests described above collectively as the excluded properties. In addition, the Malkin Group owns interests in one mezzanine (which was repaid in full on December 6, 2022) and senior equity fund and four property managers, and which we refer to collectively as the excluded businesses. We do not believe that the excluded properties or the excluded businesses are consistent with our commercial portfolio geographic or property type composition, management or strategic direction.
    Pursuant to management and/or service agreements with the owners of interests in those excluded properties and services agreements with five residential property managers and the managers of certain other excluded businesses which historically were managed by affiliates of our predecessor, we are designated as the asset manager (supervisor) and/or property manager of the excluded properties and will provide services to the owners of certain of the excluded properties and the five residential property managers and provide services and access to office space to the existing managers of the other excluded businesses. As the manager or service provider, we are paid a management or other fee with respect to those excluded properties and excluded businesses where our predecessor had previously received a management fee on the same terms as the fee paid to our predecessor, and reimbursed for our costs in providing the management and other services to those excluded properties and businesses where our predecessor had not previously received a management fee. ESRT's management of the excluded properties and provision of services to the five residential property managers and the existing managers of the other excluded businesses represent a minimal portion of our overall business. There is no established time period in which we will manage such properties or provide services to the owners of certain of the excluded properties and the five residential property managers and provide services and access to office space to the existing managers of the other excluded businesses; and Peter L. Malkin and Anthony E. Malkin expect to sell certain properties or unwind these businesses over time. We are not precluded from acquiring all or certain interests in the excluded properties or businesses. If we were to attempt any such acquisition, we anticipate that Anthony E. Malkin, ESRT's Chairman, President and Chief Executive Officer, will not participate in the negotiation process on our behalf with respect to our potential acquisition of any of these excluded properties or businesses, and the approval of a majority of ESRT's independent directors will be required to approve any such acquisition.
    Services are and were provided by us to excluded properties and businesses. These transactions are reflected in our consolidated statements of operations as third-party management and other fees.
    We earned asset management (supervisory) and service fees from excluded properties and businesses of $1.0 million, $1.0 million and $0.9 million during the years ended December 31, 2022, 2021 and 2020, respectively.
    We earned property management fees from excluded properties of $0.3 million, $0.2 million and $0.3 million during the years ended December 31, 2022, 2021 and 2020, respectively.
Other
    We receive rent generally at market rental rate for 5,447 square feet of leased space from entities affiliated with Anthony E. Malkin at one of our properties. Under the lease, the tenant has the right to cancel such lease without special payment on 90 days’ notice. We also have a shared use agreement with such tenant to occupy a portion of the leased premises as the office location for Peter L. Malkin, our chairman emeritus and employee, utilizing approximately 15% of the space, for which we pay to such tenant an allocable pro rata share of the cost. We also have agreements with these entities and excluded properties and businesses to provide them with general computer-related support services. Total revenue aggregated $0.3 million, $0.3 million and $0.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.

12. Income Taxes
Holdings TRS and Observatory TRS are taxable entities and their consolidated provision for income taxes consisted of the following for the years ended December 31, 2022, 2021 and 2020 (amounts in thousands):

	For the Year Ended December 31,
	2022	2021	2020
Current:
Federal	$(319)	$(266)	$4,932
State and local	(227)	(347)	2,699
Total current	(546)	(613)	7,631
Deferred:
Federal	(264)	1,206	(340)
State and local	(736)	1,141	(320)
Total deferred	(1,000)	2,347	(660)
Income tax (expense) benefit	$(1,546)	$1,734	$6,971
In March 2020, the Coronavirus Aid, Relief, Economic Security (“CARES”) Act was enacted. The CARES Act includes a number of federal tax reliefs, including the carryback of a net operating loss (“NOL”) incurred in 2018, 2019 and 2020 to each of the five preceding taxable years to generate a refund of previous paid income taxes. Such NOLs may offset 100% of taxable income for taxable years beginning before 2021 (80% thereafter). Many states, including New York, have not adopted the NOL provisions of the CARES Act and continue to have their own rules with respect to the application of NOLs. For the year ended December 31, 2020, the carryback of Observatory TRS’s NOL to previous tax years resulted in a 13% increase of U.S. corporation income tax benefit.
As of December 31, 2022, our parent and general partner, Empire State Realty Trust, Inc., had $99.8 million of NOL carryforwards that may be used in the future to reduce the amount otherwise required to be distributed by ESRT to meet REIT requirements. However, for federal income tax purposes, the NOL will not be able to offset more than 80% of ESRT’s REIT taxable income and, therefore, may not be able to reduce the amount required to be distributed by ESRT to meet REIT requirements to zero. The federal NOL may be carried forward indefinitely. Other limitations may apply to ESRT’s ability to use its NOL to offset taxable income.

As of December 31, 2022, the Observatory TRS had a federal income tax receivable of $2.5 million. This receivable reflects an anticipated refund resulting from the carryback of 2020 NOL to previous tax years. The Observatory TRS has $10.2 million of NOL carryforwards that may be used to offset future taxable income, if any. The federal NOL may be carried forward indefinitely and the state and local NOL can be carried forward for up to 20 years.

We measure deferred tax assets using enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid.
The effective income tax rate is 33.6%, 26.0% and 47.0% for the years ended December 31, 2022, 2021 and 2020, respectively. The actual tax provision differed from that computed at the federal statutory corporate rate as follows (amounts in thousands):

	For the Year Ended December 31,
	2022	2021	2020
Federal tax benefit (expense) at statutory rate	$(583)	$940	$2,544
State income tax benefit (expense), net of federal benefit	(963)	794	2,379
Corporate income tax rate adjustment	—	—	2,048
Income tax (expense) benefit	$(1,546)	$1,734	$6,971
    The income tax effects of temporary differences that give rise to deferred tax assets are presented below as of December 31, 2022, 2021 and 2020 (amounts in thousands):

	2022	2021	2020
Deferred tax assets:
Deferred revenue on unredeemed observatory admission ticket sales	$535	$383	$256
Federal net operating loss carryforward credit	969	1,393	—
New York State net operating loss carryforward credit	250	612	—
New York City net operating loss carryforward credit	233	704	334
Other deferred tax assets	261	—	—
Deferred tax assets	$2,248	$3,092	$590
    Deferred tax assets at December 31, 2022, 2021 and 2020 are included in prepaid expenses and other assets on the consolidated balance sheets. The deferred tax assets at December 31, 2022 are mainly attributable to the inclusion of the Federal net operating loss to be carried forward and utilized during income years indefinitely and the New York State and New York City net operating loss to be carried forward and utilized during income years for a period of 20 years. No valuation allowance has been recorded against the deferred tax asset because the company believes it is more likely than not that the deferred tax asset will be realized. This determination is based on the Observatory TRS’s anticipated future taxable income and the reversal of the deferred tax asset.

    At December 31, 2022, 2021 and 2020, the TRS entities have no amount of unrecognized tax benefits. The federal and state tax returns of 2022, 2021 and 2019 remain open for examination.
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

    The following tables provide components of segment profit for each segment for the years ended December 31, 2022, 2021 and 2020 (amounts in thousands):

	2022
	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Rental revenue	$591,048	$—	$—	$591,048
Intercompany rental revenue	65,005	—	(65,005)	—
Observatory revenue	—	105,978	—	105,978
Lease termination fees	20,032	—	—	20,032
Third-party management and other fees	1,361	—	—	1,361
Other revenue and fees	8,622	—	—	8,622
Total revenues	686,068	105,978	(65,005)	727,041
Operating expenses:
Property operating expenses	157,935	—	—	157,935
Intercompany rent expense	—	65,005	(65,005)	—
Ground rent expense	9,326	—	—	9,326
General and administrative expenses	61,765	—	—	61,765
Observatory expenses	—	31,036	—	31,036
Real estate taxes	123,057	—	—	123,057
Depreciation and amortization	216,707	187	—	216,894
Total operating expenses	568,790	96,228	(65,005)	600,013
Total operating income	117,278	9,750	—	127,028
Other income (expense):
Interest income	4,901	47	—	4,948
Interest expense	(101,206)	—	—	(101,206)
Gain on sale/disposition of properties	33,988	—	—	33,988
Income before income taxes	54,961	9,797	—	64,758
Income tax expense	(584)	(962)	—	(1,546)
Net income	$54,377	$8,835	$—	$63,212
Segment assets	$3,909,299	$254,295	$—	$4,163,594
Expenditures for segment assets	$85,646	$315	$—	$85,961

	2021
	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Rental revenue	$559,690	$—	$—	$559,690
Intercompany rental revenue	23,413	—	(23,413)	—
Observatory revenue	—	41,474	—	41,474
Lease termination fees	16,230	—	—	16,230
Third-party management and other fees	1,219	—	—	1,219
Other revenue and fees	5,343	138	—	5,481
Total revenues	605,895	41,612	(23,413)	624,094
Operating expenses:
Property operating expenses	126,986	—	—	126,986
Intercompany rent expense	—	23,413	(23,413)	—
Ground rent expense	9,326	—	—	9,326
General and administrative expenses	55,947	—	—	55,947
Observatory expenses	—	23,206	—	23,206
Real estate taxes	119,967	—	—	119,967
Impairment charge	7,723	—	—	7,723
Depreciation and amortization	201,676	130	—	201,806
Total operating expenses	521,625	46,749	(23,413)	544,961
Total operating income (loss)	84,270	(5,137)	—	79,133
Other income (expense):
Interest income	701	3	—	704
Interest expense	(94,292)	(102)	—	(94,394)
Loss on early extinguishment of debt	(214)	—	—	(214)
Loss before income taxes	(9,535)	(5,236)	—	(14,771)
Income tax (expense) benefit	(613)	2,347	—	1,734
Net loss	$(10,148)	$(2,889)	$—	$(13,037)
Segment assets	$4,037,122	$245,325	$—	$4,282,447
Expenditures for segment assets	$398,368	$4	$—	$398,372

	2020
	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Rental revenue	$563,071	$—	$—	$563,071
Intercompany rental revenue	17,827	—	(17,827)	—
Observatory revenue	—	29,057	—	29,057
Lease termination fees	9,416	—	—	9,416
Third-party management and other fees	1,225	—	—	1,225
Other revenue and fees	6,459	—	—	6,459
Total revenues	597,998	29,057	(17,827)	609,228
Operating expenses:
Property operating expenses	136,141	—	—	136,141
Intercompany rent expense	—	17,827	(17,827)	—
Ground rent expense	9,326	—	—	9,326
General and administrative expenses	62,244	—	—	62,244
Observatory expenses	—	23,723	—	23,723
Real estate taxes	121,923	—	—	121,923
Impairment charges	6,204	—	—	6,204
Depreciation and amortization	190,863	143	—	191,006
Total operating expenses	526,701	41,693	(17,827)	550,567
Total operating income (loss)	71,297	(12,636)	—	58,661
Other income (expense):
Interest income	2,542	95	—	2,637
Interest expense	(89,907)	—	—	(89,907)
Loss on early extinguishment of debt	(86)	—	—	(86)
IPO litigation expense	(1,165)	—	—	(1,165)
Loss before income taxes	(17,319)	(12,541)	—	(29,860)
Income tax (expense) benefit	(843)	7,814	—	6,971
Net loss	$(18,162)	$(4,727)	$—	$(22,889)
Segment assets	$3,903,884	$246,811	$—	$4,150,695
Expenditures for segment assets	$101,306	$2,754	$—	$104,060

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

14. Subsequent Events
None.

Empire State Realty OP, L.P.
Schedule III—Real Estate and Accumulated Depreciation
(amounts in thousands)

			Initial Cost to the Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at which Carried at 12/31/22
Development	Type	Encumbrances	Land and Development Costs	Building & Improvements	Improvements	Carrying Costs	Land and Development Costs	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on which depreciation in latest income statement is computed
111 West 33rd Street, New York, NY	office / retail	$—	$13,630	$244,461	$129,400	n/a	$13,630	$373,861	$387,491	$102,821	1954	2014	various
1400 Broadway, New York, NY	office / retail	—	—	96,338	99,511	n/a	—	195,849	195,849	62,721	1930	2014	various
1333 Broadway, New York, NY	office / retail	160,000	91,435	120,189	13,505	n/a	91,435	133,694	225,129	38,766	1915	2013	various
1350 Broadway, New York, NY	office / retail	—	—	102,518	43,218	n/a	—	145,736	145,736	47,750	1929	2013	various
250 West 57th Street, New York, NY	office/ retail	180,000	2,117	5,041	173,858	n/a	2,117	178,899	181,016	66,939	1921	1953	various
501 Seventh Avenue, New York, NY	office/ retail	—	1,100	2,600	102,027	n/a	1,100	104,627	105,727	53,647	1923	1950	various
1359 Broadway, New York, NY	office/ retail	—	1,233	1,809	70,051	n/a	1,233	71,860	73,093	28,960	1924	1953	various
350 Fifth Avenue (Empire State Building), New York, NY	office/ retail	—	21,551	38,934	1,022,237	n/a	21,551	1,061,170	1,082,721	392,159	1930	2013	various
One Grand Central Place, New York, NY	office/ retail	—	7,240	17,490	293,122	n/a	7,222	310,630	317,852	152,636	1930	1954	various
First Stamford Place, Stamford, CT	office	178,823	22,952	122,738	80,128	n/a	24,860	200,958	225,818	105,519	1986	2001	various
One Station Place, Stamford, CT (Metro Center)	office	82,596	5,313	28,602	36,575	n/a	5,313	65,177	70,490	37,901	1987	1984	various
10 Union Square, New York, NY	retail	50,000	5,003	12,866	5,574	n/a	5,003	18,440	23,443	9,444	1987	1996	various
1542 Third Avenue, New York, NY	retail	30,000	2,239	15,266	467	n/a	2,239	15,733	17,972	9,511	1991	1999	various
1010 Third Avenue, New York, NY and 77 West 55th Street, New York, NY	retail	35,831	4,462	15,819	2,821	n/a	4,462	18,640	23,102	10,457	1962	1998	various
69-97 Main Street, Westport, CT (1)	retail	—	2,782	15,766	6,862	n/a	2,782	22,628	25,410	9,441	1922	2003	various
103-107 Main Street, Westport, CT (1)	retail	—	1,243	7,043	371	n/a	1,260	7,397	8,657	3,184	1900	2006	various
345 E 94th Street NY	multi-family	51,465	44,228	55,766	1,044	n/a	44,228	56,811	101,039	1,698	2000	2021	various
Victory 561 10th Ave NY	multi-family	131,915	91,437	124,997	804	n/a	91,437	125,801	217,238	3,713	2004	2021	various
298 Mulberry, New York, NY	multi-family	—	40,935	69,509	514	n/a	41,126	69,832	110,958	—	1986	2022	various
Property for development at the Transportation Hub in Stamford, CT	land	—	4,541	—	8,167	n/a	12,708	—	12,708	—	n/a	n/a	n/a
Totals		$900,630	$363,441	$1,097,752	$2,090,256	$—	$373,706	$3,177,743	$3,551,449	$1,137,267
1 Property sold on February 1, 2023

Empire State Realty OP, L.P.
Notes to Schedule III—Real Estate and Accumulated Depreciation
(amounts in thousands)
1. Reconciliation of Investment Properties
    The changes in our investment properties for the years ended December 31, 2022, 2021 and 2020 are as follows:

	2022	2021	2020
Balance, beginning of year	$3,500,917	$3,133,966	$3,109,433
Acquisition of new properties	110,444	316,428	—
Improvements	79,070	89,426	104,060
Property classified as held for sale	(61,965)	—	—
Disposals	(77,017)	(38,903)	(79,527)
Balance, end of year	$3,551,449	$3,500,917	$3,133,966
    The unaudited aggregate cost of investment properties for federal income tax purposes as of December 31, 2022 was $3.7 billion.
2. Reconciliation of Accumulated Depreciation
    The changes in our accumulated depreciation for the years ended December 31, 2022, 2021 and 2020 are as follows:

	2022	2021	2020
Balance, beginning of year	$1,072,938	$941,612	$862,534
Depreciation expense	179,872	162,667	158,605
Property classified as held for sale	(30,315)	—	—
Disposals	(85,228)	(31,341)	(79,527)
Balance, end of year	$1,137,267	$1,072,938	$941,612
    Depreciation of investment properties reflected in the combined statements of income is calculated over the estimated original lives of the assets as follows:

Buildings	39 years or useful life
Building improvements	39 years or useful life
Tenant improvements	Term of related lease