Form 10-Q
period 2023-03-31
Empire State Realty OP, L.P.
filed 2023-05-04
CIK 1553079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2023

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
(212) 850-2600
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered

Series ES operating partnership units	ESBA	NYSE Arca, Inc.
Series 60 operating partnership units	OGCP	NYSE Arca, Inc.
Series 250 operating partnership units	FISK	NYSE Arca, Inc.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                    Yes   ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).                                         Yes  ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,r a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒
    As of April 28, 2023, there were 20,590,001 units of the Registrant Series ES operating partnership units outstanding, 5,481,925 units of the Series 60 operating partnership units outstanding, and 2,691,082 units of the Series 250 operating partnership units outstanding.

ITEM 1. FINANCIAL STATEMENTS
Empire State Realty OP, L.P.
Condensed Consolidated Balance Sheets
(amounts in thousands, except per unit amounts)

	March 31, 2023	December 31, 2022
ASSETS	(unaudited)
Commercial real estate properties, at cost:
Land	$361,497	$365,540
Development costs	8,178	8,166
Building and improvements	3,183,615	3,177,743
	3,553,290	3,551,449
Less: accumulated depreciation	(1,162,923)	(1,137,267)
Commercial real estate properties, net	2,390,367	2,414,182
Assets held for sale	35,980	35,538
Cash and cash equivalents	272,648	264,434
Restricted cash	108,183	50,244
Tenant and other receivables	23,879	24,102
Deferred rent receivables	238,842	240,188
Prepaid expenses and other assets	57,891	98,114
Deferred costs, net	182,367	187,570
Acquired below-market ground leases, net	327,115	329,073
Right of use assets	28,612	28,670
Goodwill	491,479	491,479
Total assets	$4,157,363	$4,163,594
LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable, net	$882,142	$883,705
Senior unsecured notes, net	973,714	973,659
Unsecured term loan facilities, net	388,901	388,773
Unsecured revolving credit facility	—	—
Accounts payable and accrued expenses	71,605	80,729
Acquired below-market leases, net	16,581	17,849
Ground lease liabilities	28,612	28,670
Deferred revenue and other liabilities	76,769	76,091
Tenants’ security deposits	35,111	25,084
Liabilities related to assets held for sale	6,862	5,943
Total liabilities	2,480,297	2,480,503
Commitments and contingencies
Capital:
Private perpetual preferred units:
Private perpetual preferred units, $13.52 liquidation preference, 4,664 issued and outstanding in 2023 and 2022, respectively	21,936	21,936
Private perpetual preferred units, $16.62 liquidation preference, 1,560 issued and outstanding in 2023 and 2022	8,004	8,004
Series PR operating partnership units:
ESRT partner's capital (2,719 and 2,710 general partner operating partnership units and 158,609 and 158,420 limited partner operating partnership units outstanding in 2023 and 2022, respectively)	948,251	954,375
Limited partners' interests (81,712 and 80,475 limited partner operating partnership units outstanding in 2023 and 2022, respectively)	682,972	681,827
Series ES operating partnership units (20,684 and 21,081 limited partner operating partnership units outstanding in 2023 and 2022, respectively)	925	1,391
Series 60 operating partnership units (5,503 and 5,558 limited partner operating partnership units outstanding in 2023 and 2023, respectively)	(94)	16
Series 250 operating partnership units (2,717 and 2,789 limited partner operating partnership units outstanding in 2023 and 2022, respectively)	12	76
Total Empire State Realty OP, L.P.'s capital	1,662,006	1,667,625
Non-controlling interest in other partnerships	15,060	15,466
Total capital	1,677,066	1,683,091
Total liabilities and capital	$4,157,363	$4,163,594
The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty OP, L.P.
Condensed Consolidated Statements of Operations
(unaudited)
(amounts in thousands, except per unit amounts)

	Three Months Ended March 31,
	2023	2022
Revenues:
Rental revenue	$140,091	$147,514
Observatory revenue	22,154	13,241
Lease termination fees	—	1,173
Third-party management and other fees	427	310
Other revenue and fees	1,950	1,796
Total revenues	164,622	164,034
Operating expenses:
Property operating expenses	42,044	38,644
Ground rent expenses	2,331	2,331
General and administrative expenses	15,708	13,686
Observatory expenses	7,855	6,215
Real estate taxes	31,788	30,004
Depreciation and amortization	47,408	67,106
Total operating expenses	147,134	157,986
Total operating income	17,488	6,048
Other income (expense):
Interest income	2,595	149
Interest expense	(25,304)	(25,014)
Gain on sale of property	15,696	—
Income (loss) before income taxes	10,475	(18,817)
Income tax benefit	1,219	1,596
Net income (loss)	11,694	(17,221)
Private perpetual preferred unit distributions	(1,050)	(1,050)
Net loss attributable to non-controlling interest in other partnerships	43	63
Net income (loss) attributable to common unitholders	$10,687	$(18,208)

Total weighted average units:
Basic	264,493	273,759
Diluted	265,197	273,759

Earnings per unit attributable to common unitholders:
Basic	$0.04	$(0.07)
Diluted	$0.04	$(0.07)

Dividends per unit	$0.035	$0.035

The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty OP, L.P.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$11,694	$(17,221)
Other comprehensive income:
Unrealized gain (loss) on valuation of interest rate swap agreements	(5,402)	9,763
Less: amount reclassified into interest expense	(1,272)	3,294
Other comprehensive income (loss)	(6,674)	13,057
Comprehensive income (loss)	5,020	(4,164)
Net loss attributable to non-controlling interest in other partnerships	43	63
Other comprehensive loss attributable to non-controlling interest	381	—
Comprehensive income (loss) attributable to OP unitholders	$5,444	$(4,101)

The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty OP, L.P.
Condensed Consolidated Statements of Capital
For The Three Months Ended March 31, 2023 and 2022

(unaudited)
(amounts in thousands)

			Series PR Operating Partnership Units				Series ES Operating Partnership Units Limited Partners		Series 60 Operating Partnership Units Limited Partners		Series 250 Operating Partnership Units Limited Partners
			General Partner		Limited Partners
	Private Perpetual Preferred Units	Private Perpetual Preferred Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Non-controlling Interest in Other Partnerships	Total Capital
Balance at December 31, 2022	6,224	$29,940	161,129	$954,375	80,475	$681,827	21,081	$1,391	5,558	$16	2,789	$76	$15,466	$1,683,091
Conversion of operating partnership units to ESRT Partner's Capital	—	—	806	2,544	(282)	(2,433)	(397)	(89)	(55)	(9)	(72)	(13)	—	—
Contributions from consolidated joint ventures	—	—	—	—	—	—	—	—	—	—	—	—	18	18
Repurchases of common units	—	—	(933)	(5,694)	—	—	—	—	—	—	—	—	—	(5,694)
Equity compensation	—	—	327	21	1,519	4,353	—	—	—	—	—	—	—	4,374
Distributions	—	(1,050)	—	(5,675)	—	(2,006)	—	(724)	—	(193)	—	(95)	—	(9,743)
Net income (loss)	—	1,050	—	6,519	—	2,993	—	844	—	224	—	107	(43)	11,694
Other comprehensive income	—	—	—	(3,839)	—	(1,762)	—	(497)	—	(132)	—	(63)	(381)	(6,674)
Balance at March 31, 2023	6,224	$29,940	161,329	$948,251	81,712	$682,972	20,684	$925	5,503	$(94)	2,717	$12	$15,060	$1,677,066

			Series PR Operating Partnership Units				Series ES Operating Partnership Units Limited Partners		Series 60 Operating Partnership Units Limited Partners		Series 250 Operating Partnership Units Limited Partners
			General Partner		Limited Partners
	Private Perpetual Preferred Units	Private Perpetual Preferred Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Non-controlling Interest in Other Partnerships	Total Capital
Balance at December 31, 2021	6,224	$29,940	170,217	$998,128	79,820	$649,157	22,321	$(4,058)	5,884	$(1,395)	2,970	$(692)	13,252	$1,684,332
Conversion of operating partnership units to ESRT Partner's Capital	—	—	573	1,497	(190)	(1,555)	(287)	40	(63)	12	(33)	6	—	—
Contributions from consolidated joint ventures	—	—	—	—	—	—	—	—	—	—	—	—	224	224
Repurchases of common units	—	—	(1,255)	(12,001)	—	—	—	—	—	—	—	—	—	(12,001)
Equity compensation	—	—	191	(61)	1,368	4,521	—	—	—	—	—	—	—	4,460
Distributions	—	(1,050)	—	(5,948)	—	(2,743)	—	(771)	—	(204)	—	(103)	—	(10,819)
Net income (loss)	—	1,050	—	(11,289)	—	(4,862)	—	(1,475)	—	(382)	—	(200)	(63)	(17,221)
Other comprehensive income	—	—	—	8,095	—	3,486	—	1,058	—	274	—	144	—	13,057
Balance at March 31, 2022	6,224	$29,940	169,726	$978,421	80,998	$648,004	22,034	$(5,206)	5,821	$(1,695)	2,937	$(845)	$13,413	$1,662,032

The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty OP, L.P.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2023	2022
Cash Flows From Operating Activities
Net income (loss)	$11,694	$(17,221)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	47,408	67,106
Gain on sale of property	(15,696)	—
Amortization of non-cash items within interest expense	2,238	14,593
Amortization of acquired above- and below-market leases, net	(703)	(1,784)
Amortization of acquired below-market ground leases	1,958	1,958
Straight-lining of rental revenue	(556)	(2,595)
Equity based compensation	4,374	4,460
Increase (decrease) in cash flows due to changes in operating assets and liabilities:
Security deposits	10,184	(478)
Tenant and other receivables	258	847
Deferred leasing costs	(4,498)	(14,525)
Prepaid expenses and other assets	34,915	27,018
Accounts payable and accrued expenses	(6,804)	(12,661)
Deferred revenue and other liabilities	1,591	975
Net cash provided by operating activities	86,363	67,693
Cash Flows From Investing Activities
Net proceeds from sale of property	39,137	—
Development costs	(12)	(31)
Additions to building and improvements	(41,756)	(34,945)
Net cash used in investing activities	(2,631)	(34,976)

The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty OP, L.P.
Condensed Consolidated Statements of Cash Flows (continued)
(unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2023	2022
Cash Flows From Financing Activities
Repayment of mortgage notes payable	(2,142)	(2,092)
Contributions from consolidated joint ventures	—	224
Repurchases of common units	(5,694)	(12,001)
Distributions	(9,743)	(10,819)
Net cash used in financing activities	(17,579)	(24,688)
Net increase (decrease) in cash and cash equivalents and restricted cash	66,153	8,029
Cash and cash equivalents and restricted cash—beginning of period	314,678	474,638
Cash and cash equivalents and restricted cash—end of period	$380,831	$482,667

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$264,434	$423,695
Restricted cash at beginning of period	50,244	50,943
Cash and cash equivalents and restricted cash at beginning of period	$314,678	$474,638

Cash and cash equivalents at end of period	$272,648	$429,716
Restricted cash at end of period	108,183	52,951
Cash and cash equivalents and restricted cash at end of period	$380,831	$482,667

Supplemental disclosures of cash flow information:
Cash paid for interest	$23,006	$19,655
Cash paid for income taxes	$283	$93

Non-cash investing and financing activities:
Building and improvements included in accounts payable and accrued expenses	$39,982	$57,072
Write-off of fully depreciated assets	847	4,744
Derivative instruments at fair values included in prepaid expenses and other assets	12,446	45
Derivative instruments at fair values included in accounts payable and accrued expenses	2,171	13,290
Conversion of operating partnership units to ESRT partner's capital	2,544	1,497

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
    Empire State Realty OP, L.P. (the "Operating Partnership") is the entity through which Empire State Realty Trust, Inc. (“ESRT”), a self-administered and self-managed real estate investment trust ("REIT"), conducts all of its business and owns (either directly or through subsidiaries) substantially all of its assets. We own, manage, operate, acquire and reposition office, retail and multifamily assets in Manhattan and the greater New York metropolitan area. As the owner of the Empire State Building, the World’s Most Famous Building, ESRT also owns and operates its iconic, newly reimagined Observatory Experience.

As of March 31, 2023, our office and retail portfolio contained 9.6 million rentable square feet of office and retail space. We owned 12 office properties (including three long-term ground leasehold interests) encompassing approximately 8.9 million rentable square feet of office space. Nine of these properties are located in the midtown Manhattan market and encompass in the aggregate approximately 7.6 million rentable square feet of office space, including the Empire State Building. Our Manhattan office and multifamily properties also contain an aggregate of approximately 0.5 million rentable square feet of retail space on their ground floor and/or contiguous levels. Our remaining three office properties are located in Fairfield County, Connecticut and Westchester County, New York, encompassing in the aggregate approximately 1.3 million rentable square feet. The majority of square footage for these three properties is located in densely populated metropolitan communities with immediate access to mass transportation. Additionally, we have entitled land at the Stamford Transportation Center in Stamford, Connecticut, adjacent to one of our office properties, that will support the development of an approximately 0.4 million rentable square foot office building and garage. As of March 31, 2023, our portfolio included four standalone retail properties located in Manhattan encompassing approximately 0.2 million rentable square feet in the aggregate. Additionally, as of March 31, 2023, our portfolio included three multifamily properties located in Manhattan totaling 721 units.

    We were organized as a Delaware limited partnership on November 28, 2011 and operations commenced upon completion of the initial public offering of ESRT’s Class A common stock and related formation transactions on October 7, 2013. ESRT's Class A common stock, par value $0.01 per share, is listed on the New York Stock Exchange under the symbol "ESRT." ESRT, as the sole general partner in our company, has responsibility and discretion in the management and control of our company, and our limited partners, in such capacity, have no authority to transact business for, or participate in the management activities, of our company. As of March 31, 2023, ESRT owned approximately 59.3% of our operating partnership units.
2. Summary of Significant Accounting Policies
    There have been no material changes to the summary of significant accounting policies included in the section entitled "Summary of Significant Accounting Policies" in our December 31, 2022 Annual Report on Form 10-K.

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
    The results of operations for the periods presented are not necessarily indicative of the results that may be expected for the corresponding full years. These financial statements should be read in conjunction with the financial statements and accompanying notes included in the financial statements for the year ended December 31, 2022 contained in our Annual Report on Form 10-K. Our observatory business is subject to seasonality based on tourism trends and the weather. Pre-pandemic, approximately 16.0% to 18.0% of our annual observatory revenue was realized in the first quarter, 26.0% to 28.0% was realized in the second quarter, 31.0% to 33.0% was realized in the third quarter, and 23.0% to 25.0% was realized in the fourth quarter. Our multifamily business experiences some seasonality based on general market trends in New York City – the winter months (November through January) are slower in terms of lease activity. We seek to mitigate this by staggering lease terms such that lease expirations are matched with seasonal demand. We do not consider the balance of our business to be subject to material seasonal fluctuations.
    We consolidate entities in which we have a controlling financial interest.  In determining whether we have a controlling financial interest in a partially owned entity and the requirement to consolidate the accounts of that entity, we consider factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partners/members.  For variable interest entities ("VIE"), we consolidate the entity if we are deemed to have a variable interest in the entity and through that interest we are deemed the primary beneficiary. The primary beneficiary of a VIE is the entity that has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. The primary beneficiary is required to consolidate the VIE. As of March 31, 2023, we had a variable interest in and are deemed to be the primary beneficiary of 298 Mulberry, the multifamily asset we acquired in December 2022.
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
3. Acquisitions and Dispositions

In December 2022, we entered into a purchase and sale agreement for 500 Mamaroneck Avenue in Harrison, NY at a gross asset valuation of $53.0 million. The assets and related liabilities of the 500 Mamaroneck property are classified as held for sale in our condensed consolidated balance sheet as of March 31, 2023 and December 31, 2022 having met the held for sale criteria set forth in ASC 360 Property, Plant, and Equipment. Subsequent to March 31, 2023, we closed on the sale of this property on April 5, 2023.

On February 1, 2023, we closed on the sale of 69-97 and 103-107 Main Street in Westport, Connecticut at a gross asset valuation of $40.0 million, and recorded a gain of $15.7 million, which is included in Gain on sale of property in our consolidated statement of operations. The Westport sale was a related party transaction approved in accordance with the Company's related party transactions policy. See our Annual Report on Form 10-K for the year ended December 31, 2022 for more information.
4. Deferred Costs, Acquired Lease Intangibles and Goodwill

    Deferred costs, net, consisted of the following as of March 31, 2023 and December 31, 2022 (amounts in thousands):

	March 31, 2023	December 31, 2022
Leasing costs	$220,988	$218,707
Acquired in-place lease value and deferred leasing costs	160,271	160,683
Acquired above-market leases	27,661	27,833
	408,920	407,223
Less: accumulated amortization	(229,493)	(223,246)
Total deferred costs, net, excluding net deferred financing costs	$179,427	$183,977
    At March 31, 2023 and December 31, 2022, $4.4 million and $5.0 million, respectively, of net deferred financing costs associated with the unsecured revolving credit facility was included in deferred costs, net on the condensed consolidated balance sheets.
    Amortization expense related to deferred leasing costs and acquired deferred leasing costs was $5.8 million and $7.0 million for the three months ended March 31, 2023 and 2022, respectively. Amortization expense related to acquired lease intangibles was $2.4 million and $4.2 million for the three months ended March 31, 2023 and 2022, respectively.
    Amortizing acquired intangible assets and liabilities consisted of the following as of March 31, 2023 and December 31, 2022 (amounts in thousands):

	March 31, 2023	December 31, 2022
Acquired below-market ground leases	$396,916	$396,916
Less: accumulated amortization	(69,801)	(67,843)
Acquired below-market ground leases, net	$327,115	$329,073

	March 31, 2023	December 31, 2022
Acquired below-market leases	$(64,656)	$(64,656)
Less: accumulated amortization	48,075	46,807
Acquired below-market leases, net	$(16,581)	$(17,849)

    Rental revenue related to the amortization of below-market leases, net of above-market leases, was $0.7 million and $1.8 million for the three months ended March 31, 2023 and 2022, respectively.

    As of March 31, 2023 and December 31, 2022, we had goodwill of $491.5 million. Goodwill was allocated $227.5 million to the observatory reportable segment and $264.0 million to the real estate reportable segment.

    From the quarter ended June 30, 2020 through our annual goodwill testing in October 2022, we bypassed the optional qualitative goodwill impairment assessment and proceeded directly to a quantitative assessment of the observatory reportable segment and engaged a third-party valuation consulting firm to perform the valuation process. This was done in response to the temporary closure of our observatory due to the COVID-19 pandemic and subsequent slow increase in visitors due to continued pandemic-related restrictions impacting tourism and international travel. The quantitative analysis used a combination of the discounted cash flow method (a form of the income approach) utilizing Level 3 unobservable inputs and the guideline company method (a form of the market approach). Significant assumptions under the former included revenue and cost projections, weighted average cost of capital, long-term growth rate and income tax considerations while the latter included guideline company enterprise values, revenue multiples and control premium rates. Our methodology to review goodwill impairment, which included a significant amount of judgment and estimates, provided a reasonable basis to determine whether impairment had occurred. Each quantitative analysis performed concluded the fair value of the reporting unit exceeds its carrying value. For the quarter ended March 31, 2023, we performed an optional qualitative assessment and did not identify any events which occurred between our last quantitative assessment and the current reporting date which would indicate, on a more likely than not basis, that the goodwill allocated to the reporting unit was impaired. Many of the factors employed in determining whether or not goodwill is impaired are outside of our control, and it is reasonably likely that assumptions and estimates will change in future periods. We will continue to assess the impairment of the observatory reporting unit goodwill going forward.

5. Debt
    Debt consisted of the following as of March 31, 2023 and December 31, 2022 (amounts in thousands):

	Principal Balance		As of March 31, 2023
	March 31, 2023	December 31, 2022	Stated Rate	Effective Rate(1)	Maturity Date(2)
Mortgage debt collateralized by:
Fixed rate mortgage debt
Metro Center	$81,973	$82,596	3.59%	3.67%	11/5/2024
10 Union Square	50,000	50,000	3.70%	3.97%	4/1/2026
1542 Third Avenue	30,000	30,000	4.29%	4.53%	5/1/2027
First Stamford Place(3)	178,068	178,823	4.28%	4.73%	7/1/2027
1010 Third Avenue and 77 West 55th Street	35,616	35,831	4.01%	4.21%	1/5/2028
250 West 57th Street	180,000	180,000	2.83%	3.21%	12/1/2030
1333 Broadway	160,000	160,000	4.21%	4.29%	2/5/2033
345 East 94th Street - Series A	43,600	43,600	70.0% of LIBOR plus 0.95%	3.56%	11/1/2030
345 East 94th Street - Series B	7,707	7,865	LIBOR plus 2.24%	3.56%	11/1/2030
561 10th Avenue - Series A	114,500	114,500	70.0% of LIBOR plus 1.07%	3.85%	11/1/2033
561 10th Avenue - Series B	17,025	17,415	LIBOR plus 2.45%	3.85%	11/1/2033
Total mortgage debt	898,489	900,630
Senior unsecured notes:(4)
Series A	100,000	100,000	3.93%	3.96%	3/27/2025
Series B	125,000	125,000	4.09%	4.12%	3/27/2027
Series C	125,000	125,000	4.18%	4.21%	3/27/2030
Series D	115,000	115,000	4.08%	4.11%	1/22/2028
Series E	160,000	160,000	4.26%	4.27%	3/22/2030
Series F	175,000	175,000	4.44%	4.45%	3/22/2033
Series G	100,000	100,000	3.61%	4.89%	3/17/2032
Series H	75,000	75,000	3.73%	5.00%	3/17/2035
Unsecured term loan facility (4)	215,000	215,000	SOFR plus 1.20%	4.22%	3/19/2025
Unsecured revolving credit facility (4)	—	—	SOFR plus 1.30%	—	3/31/2025
Unsecured term loan facility (4)	175,000	175,000	SOFR plus 1.50%	4.51%	12/31/2026
Total principal	2,263,489	2,265,630
Deferred financing costs, net	(11,182)	(11,748)
Unamortized debt discount	(7,550)	(7,745)
Total	$2,244,757	$2,246,137
______________

(1)The effective rate is the yield as of March 31, 2023 and includes the stated interest rate, deferred financing cost amortization and interest associated with variable to fixed interest rate swap agreements.
(2)Pre-payment is generally allowed for each loan upon payment of a customary pre-payment penalty.
(3)Represents a $164 million mortgage loan bearing interest at 4.09% and a $14.1 million loan bearing interest at 6.25%.
(4)At March 31, 2023, we were in compliance with all debt covenants.

Principal Payments
    Aggregate required principal payments at March 31, 2023 are as follows (amounts in thousands):

Year	Amortization	Maturities	Total
2023	$6,491	$—	$6,491
2024	8,861	77,675	86,536
2025	6,893	315,000	321,893
2026	7,330	225,000	232,330
2027	6,461	319,000	325,461
Thereafter	22,079	1,268,699	1,290,778
Total	$58,115	$2,205,374	$2,263,489

Deferred Financing Costs
    Deferred financing costs, net, consisted of the following at March 31, 2023 and December 31, 2022 (amounts in thousands):

	March 31, 2023	December 31, 2022
Financing costs	$43,473	$43,473
Less: accumulated amortization	(27,842)	(26,753)
Total deferred financing costs, net	$15,631	$16,720
    Amortization expense related to deferred financing costs was $1.1 million and $1.4 million for the three months ended March 31, 2023 and 2022, respectively.

Unsecured Revolving Credit and Term Loan Facilities

    On August 29, 2022, we entered into a third amendment to our amended and restated credit agreement dated August 29, 2017 with Bank of America, N.A., as administrative agent and the other lenders party thereto, which governs our senior unsecured revolving credit facility and term loan facility (collectively, the “BofA Credit Facility”). The BofA Credit Facility is in the initial maximum principal amount of up to $1.065 billion, which consists of an $850.0 million revolving credit facility that matures on March 31, 2025, and a $215.0 million term loan facility that matures on March 19, 2025. The third amendment revised the terms of the BofA Credit Facility to (i) replace LIBOR with SOFR given the phase out of LIBOR and (ii) permit the addition of multifamily assets as Unencumbered Eligible Property (as defined therein) and add a capitalization rate for such assets. As of March 31, 2023, we had no borrowings under the revolving credit facility and $215.0 million under the term loan facility.

    On August 29, 2022, we entered into a second amendment to our credit agreement dated March 19, 2020 with Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto, which governs a senior unsecured term loan facility (the “Wells Term Loan Facility”). The Wells Term Loan Facility is in the original principal amount of $175.0 million and matures on December 31, 2026. The second amendment revised the terms of the Wells Term Loan Facility to (i) replace LIBOR with SOFR given the phase out of LIBOR and (ii) permit the addition of multifamily assets as Unencumbered Eligible Property (as defined therein) and add a capitalization rate for such assets. We may request the Wells Term Loan Facility be increased through one or more increases or the addition of new pari passu term loan tranches, for a maximum aggregate principal amount not to exceed $225 million. As of March 31, 2023, our borrowings amounted to $175.0 million under the Wells Term Loan Facility.

    The terms of both the BofA Credit Facility and the Wells Term Loan Facility include customary covenants, including limitations on liens, investment, distributions, debt, fundamental changes, and transactions with affiliates and require certain customary financial reports. Both facilities also require compliance with financial ratios including a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a minimum unencumbered interest coverage ratio, and a maximum unsecured leverage ratio. The agreements governing both facilities also contain customary events of default (subject in certain cases to specified cure periods), including but not limited to non-payment, breach of covenants, representations or warranties, cross defaults, bankruptcy or other insolvency events, judgments, ERISA events, invalidity of loan documents, loss of real estate investment trust qualification, and occurrence of a change of control. As of March 31, 2023, we were in compliance with these covenants.

Senior Unsecured Notes
    The terms of the senior unsecured notes include customary covenants, including limitations on liens, investment, distributions, debt, fundamental changes, and transactions with affiliates and require certain customary financial reports. It also requires compliance with financial ratios including a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a minimum unencumbered interest coverage ratio, and a maximum unsecured leverage ratio. The agreements also contain customary events of default (subject in certain cases to specified cure periods), including but not limited to non-payment, breach of covenants, representations or warranties, cross defaults, bankruptcy or other insolvency events, judgments, ERISA events, the occurrence of certain change of control transactions and loss of real estate investment trust qualification. As of March 31, 2023, we were in compliance with these covenants.
6. Accounts Payable and Accrued Expenses
    Accounts payable and accrued expenses consisted of the following as of March 31, 2023 and December 31, 2022 (amounts in thousands):

	March 31, 2023	December 31, 2022
Accrued capital expenditures	$39,982	$44,293
Accounts payable and accrued expenses	24,322	32,927
Interest rate swaps liability	2,171	—
Accrued interest payable	3,558	3,509
Due to affiliated companies, net	1,572	—
Total accounts payable and accrued expenses	$71,605	$80,729

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
We have agreements with our derivative counterparties that contain a provision where if we either default or are capable of being declared in default on any of our indebtedness, then we could also be declared in default on our derivative obligations. As of March 31, 2023, the fair value of derivatives in a liability position, that includes accrued interest but excludes any adjustment for nonperformance risk, was $2.4 million. If we had breached any of these provisions at March 31, 2023, we could have been required to settle our obligations under the agreements at their termination value of $2.4 million.

    As of March 31, 2023 and December 31, 2022, we had interest rate swaps and caps with an aggregate notional value of $574.4 million and $574.8 million, respectively. The notional value does not represent exposure to credit, interest rate or market risks. As of March 31, 2023, the fair value of our interest rate swaps in an asset and liability position were $12.5 million and $(2.2) million, respectively, and are included in prepaid expenses and other assets and in accounts payable and accrued expenses, respectively, on the condensed consolidated balance sheet. As of December 31, 2022, the fair value of our derivative instruments in an asset position amounted to $17.9 million, which is included in prepaid expenses and other assets on the condensed consolidated balance sheet. These interest rate swaps have been designated as cash flow hedges and hedge the variability in future cash flows associated with our existing variable-rate term loan facilities. Interest rate caps not designated as hedges are not speculative and are used to manage our exposure to interest rate movements, but do not meet the strict hedge accounting requirements.

    As of March 31, 2023 and 2022, our cash flow hedges are deemed highly effective and a net unrealized gain (loss) of $(6.7) million and $13.1 million for the three months ended March 31, 2023 and 2022, respectively, relating to both active and terminated hedges of interest rate risk, are reflected in the condensed consolidated statements of comprehensive income (loss). Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the debt. We estimate that $5.3 million net gain of the current balance held in accumulated other comprehensive income (loss) will be reclassified into interest expense within the next 12 months.
    The table below summarizes the terms of agreements and the fair values of our derivative financial instruments as of March 31, 2023 and December 31, 2022 (amounts in thousands):

						March 31, 2023		December 31, 2022
Derivative	Notional Amount	Receive Rate	Pay Rate	Effective Date	Expiration Date	Asset	Liability	Asset	Liability
Interest rate swap	$36,820	70% of 1 Month LIBOR	2.5000%	December 1, 2021	November 1, 2030	$—	$(368)	$256	$—
Interest rate swap	103,790	70% of 1 Month LIBOR	2.5000%	December 1, 2021	November 1, 2033	—	(1,803)	365	—
Interest rate swap	10,710	70% of 1 Month LIBOR	1.7570%	December 1, 2021	November 1, 2033	432		643	—
Interest rate swap	17,157	1 Month LIBOR	2.2540%	December 1, 2021	November 1, 2030	790	—	1,070	—
Interest rate cap	6,780	70% of 1 Month LIBOR	4.5000%	December 1, 2021	October 1, 2024	6	—	8	—
Interest rate cap	9,188	1 Month LIBOR	5.5000%	December 1, 2021	October 1, 2024	23	—	26	—
Interest rate swap	175,000	SOFR Compound	2.5620%	August 31, 2022	December 31, 2026	5,563	—	8,040	—
Interest rate swap	107,500	SOFR Compound	2.6260%	August 19, 2022	March 19, 2025	2,830	—	3,766	—
Interest rate swap	107,500	SOFR OIS Compound	2.6280%	August 19, 2022	March 19, 2025	2,831	—	3,762	—
						$12,475	$(2,171)	$17,936	$—
    The table below shows the effect of our derivative financial instruments designated as cash flow hedges on accumulated other comprehensive income (loss) for the three months ended March 31, 2023 and 2022 (amounts in thousands):

	Three months ended
Effects of Cash Flow Hedges	March 31, 2023	March 31, 2022
Amount of gain (loss) recognized in other comprehensive income (loss)	$(5,402)	$9,763
Amount of loss reclassified from accumulated other comprehensive income (loss) into interest expense	1,272	(3,294)
    The table below shows the effect of our derivative financial instruments designated as cash flow hedges on the condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022 (amounts in thousands):

	Three months ended
Effects of Cash Flow Hedges	March 31, 2023	March 31, 2022
Total interest expense presented in the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded	$(25,304)	$(25,014)
Amount of loss reclassified from accumulated other comprehensive income (loss) into interest expense	1,272	(3,294)
Fair Valuation

    The estimated fair values at March 31, 2023 and December 31, 2022 were determined by management, using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

    The following tables summarize the carrying and estimated fair values of our financial instruments as of March 31, 2023 and December 31, 2022 (amounts in thousands):

	March 31, 2023
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Interest rate swaps included in prepaid expenses and other assets	$12,446	$12,446	$—	$12,446	$—
Interest rate swaps included in accounts payable and accrued expenses	2,171	2,171	—	2,171	—
Mortgage notes payable	882,142	787,481	—	—	787,481
Senior unsecured notes - Series A, B, C, D, E, F, G and H	973,714	886,358	—	—	886,358
Unsecured term loan facilities	388,901	390,000	—	—	390,000

	December 31, 2022
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Interest rate swaps included in prepaid expenses and other assets	$17,936	$17,936	$—	$17,936	$—
Mortgage notes payable	883,705	783,648	—	—	783,648
Senior unsecured notes - Series A, B, C, D, E, F, G and H	973,659	865,292	—	—	865,292
Unsecured term loan facilities	388,773	390,000	—	—	390,000
    Disclosure about the fair value of financial instruments is based on pertinent information available to us as of March 31, 2023 and December 31, 2022. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

8. Leases

Lessor
    We lease various spaces to tenants over terms ranging from one to 22 years. Certain leases have renewal options for additional terms. The leases provide for base monthly rentals and reimbursements for real estate taxes, escalations linked to the consumer price index or common area maintenance known as operating expense escalation. Operating expense reimbursements are reflected in our March 31, 2023 and 2022 condensed consolidated statements of operations as rental revenue.

Rental revenue includes fixed and variable payments. Fixed payments primarily relate to base rent and variable payments primarily relate to tenant expense reimbursements for certain property operating costs. The components of rental revenue for the three months ended March 31, 2023 and 2022 are as follows (amounts in thousands):

	Three months ended
Rental revenue	March 31, 2023	March 31, 2022
Fixed payments	$124,564	$133,401
Variable payments	15,527	14,113
Total rental revenue	$140,091	$147,514

As of March 31, 2023, we were entitled to the following future contractual minimum lease payments (excluding operating expense reimbursements) on non-cancellable operating leases to be received which expire on various dates through 2040 (amounts in thousands):

Remainder of 2023	$368,524
2024	498,358
2025	468,145
2026	429,747
2027	411,175
Thereafter	1,786,987
$3,962,936

The above future minimum lease payments exclude tenant recoveries and the net accretion of above and below-market lease intangibles. Some leases are subject to termination options generally upon payment of a termination fee. The preceding table is prepared assuming such options are not exercised.
On March 12, 2023, Signature Bank, a tenant at 1400 Broadway and 1333 Broadway, was closed by the New York State Department of Financial Services and the Federal Deposit Insurance Corporation (“FDIC”) was named receiver. As reported by the FDIC, to protect depositors, the FDIC transferred all the deposits and substantially all of the assets of Signature Bank to Signature Bridge Bank, N.A., (the “Bridge Bank”) a full-service bank that will be operated by the FDIC, in accordance with the terms of a transfer agreement (the “Transfer Agreement”). On March 20, 2023, the FDIC entered into a purchase and assumption agreement (the “Flagstar Agreement”) for substantially all deposits and certain loan portfolios of Signature Bridge Bank, N.A., by Flagstar Bank, N.A., Hicksville, NY (“Flagstar”), a wholly owned subsidiary of New York Community Bancorp, Inc., Westbury, NY.
Our understanding is the terms of the Flagstar Agreement provides Flagstar with the right to accept or not to accept an assignment of Signature Bank’s lease by May 19, 2023. Additionally, the terms of the Transfer Agreement provide the Bridge Bank 120 days, or until July 10, 2023, the right to assume or reject the lease. As of the date of filing, there has been no official announcement from Flagstar or Bridge Bank with regards to Signature Bank’s lease. While the tenant is current on all rent obligations to us through April 2023, uncertainty remains around whether the tenant will fulfill all of its obligations over the remaining term of their lease. Our assessment of collectability of the remaining lease payments due to us is no longer probable and in accordance with ASC 842-30-25-13, we have recorded a $6.4 million reserve on Signature Bank’s straight-line rent receivable balance, that was calculated as the difference between the lease income that was recorded on a straight-line basis and the lease payments which have been collected from our tenant as of March 31, 2023. We will continue to assess the collectability of lease payments due to us over the course of the lease.
Lessee
    We determine if an arrangement is a lease at inception. Our operating lease agreements relate to three ground lease assets and are reflected in right-of-use assets of $28.6 million and lease liabilities of $28.6 million in our condensed consolidated balance sheet as of March 31, 2023. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Variable lease payments are excluded from the right-of-use assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred.
    The ground leases are due to expire between the years 2050 and 2077, inclusive of extension options, and have no variable payments or residual value guarantees. As our leases do not provide an implicit rate, we determined our incremental borrowing rate based on information available at the date of adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842), in determining the present value of lease payments. The weighted average incremental borrowing rate used to calculate the right-of-use assets and lease liabilities as of March 31, 2023 was 4.5%. Rent expense for lease payments related to our operating leases is recognized on a straight-line basis over the non-cancellable term of the leases. The weighted average remaining lease term as of March 31, 2023 was 47.2 years.

    As of March 31, 2023, the following table summarizes our future minimum lease payments discounted by our incremental borrowing rates to calculate the lease liabilities of our leases (amounts in thousands):

Remainder of 2023	$1,139
2024	1,518
2025	1,518
2026	1,503
2027	1,482
Thereafter	62,277
Total undiscounted cash flows	69,437
Present value discount	(40,825)
Ground lease liabilities	$28,612

9. Commitments and Contingencies
Legal Proceedings
    Except as described below, as of March 31, 2023, we were not involved in any material litigation, nor, to our knowledge, was any material litigation threatened against us or our properties, other than routine litigation arising in the ordinary course of business such as disputes with tenants. We believe that the costs and related liabilities, if any, which may result from such actions will not materially affect our condensed consolidated financial position, operating results or liquidity.
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
Respondents believe that such award in favor of the Claimants is entirely without merit and sought to vacate that portion of the award. On September 27, 2021, the court denied Respondents' motion to vacate and entered judgement in the aforementioned amount, inclusive of accumulated interest. Respondents have appealed that ruling. On May 10, 2022, Respondents moved to dismiss the appeal and judgment on the grounds that a recent decision of the United States Supreme Court held that the federal courts have no subject matter jurisdiction over the case. Claimants opposed the motion. On April 20, 2023, the Court granted the motion. On April 21, 2023, Respondents filed a petition to vacate in part and otherwise confirm in New York State court, where it is currently pending. In addition, certain of the Claimants in the federal court action sought to pursue claims in that case against Respondents. Respondents believe that any such claims are meritless. The magistrate judge assigned to the action has issued a Report and Recommendation rejecting Claimants’ claims; the district judge will decide whether to adopt the Report and Recommendation.
Pursuant to indemnification agreements which were made with our directors, executive officers and chairman emeritus as part of our formation transactions, Anthony E. Malkin, Peter L. Malkin and Thomas N. Keltner, Jr., our retired general counsel, have defense and indemnity rights from us with respect to this arbitration.
Unfunded Capital Expenditures

    At March 31, 2023, we estimate that we will incur approximately $107.9 million of capital expenditures (including tenant improvements and leasing commissions) on our properties pursuant to existing lease agreements. We expect to fund these capital expenditures with operating cash flow, additional property level mortgage financings, our unsecured credit facility, cash on hand and other borrowings. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs. We expect that these financing requirements will be met in a similar fashion.
Concentration of Credit Risk
    Financial instruments that subject us to credit risk consist primarily of cash and cash equivalents, restricted cash, short-term investments, tenant and other receivables and deferred rent receivables. At March 31, 2023, we held on deposit at various major financial institutions cash and cash equivalents and restricted cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation.
Asset Retirement Obligations
    We are required to accrue costs that we are legally obligated to incur on retirement of our properties which result from acquisition, construction, development and/or normal operation of such properties. Retirement includes sale, abandonment or disposal of a property. Under that standard, a conditional asset retirement obligation represents a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within a company’s control and a liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated. Environmental site assessments and investigations have identified asbestos or asbestos-containing building materials in certain of our properties. As of March 31, 2023, management has no plans to remove or alter these properties in a manner that would trigger federal and other applicable regulations for asbestos removal, and accordingly, the obligations to remove the asbestos or asbestos-containing building materials from these properties have indeterminable settlement dates. As such, we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligation. However, ongoing asbestos abatement, maintenance programs and other required documentation are carried out as required and related costs are expensed as incurred.
Other Environmental Matters
    Certain of our properties have been inspected for soil contamination due to pollutants, which may have occurred prior to our ownership of these properties or subsequently in connection with its development and/or its use. Required remediation to such properties has been completed, other than our post-closing obligations for remediation at our Westport retail assets, as discussed in more detail in our Annual Report on Form 10-K for the year ended December 31, 2022, and as of March 31, 2023, with the exception of these two assets, management believes that there are no obligations related to environmental remediation other than maintaining the affected sites in conformity with the relevant authority’s mandates and filing the required documents. All such maintenance costs are expensed as incurred. We expect that resolution of the environmental matters relating to the above will not have a material impact on our business, assets, consolidated financial condition, results of operations or liquidity. However, we cannot be certain that we have identified all environmental liabilities at our properties, that all necessary remediation actions have been or will be undertaken at our properties or that we will be indemnified, in full or at all, in the event that such environmental liabilities arise.
Insurance Coverage
    We carry insurance coverage on our properties of types and in amounts with deductibles that we believe are in line with coverage customarily obtained by owners of similar properties.
10. Capital
    As of March 31, 2023, there were 160,339,762 shares of Class A common stock 988,974 shares of Class B common stock and 110,618,164 operating partnership units outstanding, of which 161,328,736, or 59.3%, were owned by ESRT and 110,618,164, or 40.7%, were owned by other partners, including ESRT directors, members of senior management and other employees.
    On May 16, 2019, the Empire State Realty Trust, Inc. Empire State Realty OP, L.P. 2019 Equity Incentive Plan (“2019 Plan”) was approved by our shareholders.  The 2019 Plan provides for grants to directors, employees and consultants of ESRT and the Operating Partnership, including options, restricted stock, restricted stock units, stock appreciation rights, performance awards, dividend equivalents and other equity-based awards.  An aggregate of approximately 11.0 million shares of ESRT common stock are authorized for issuance under awards granted pursuant to the 2019 Plan. We will not issue any new equity awards under the First Amended and Restated Empire State Realty Trust, Inc. and Empire State Realty OP, L.P. 2013 Equity Incentive Plan ("2013 Plan", and collectively with the 2019 Plan, "the Plans"). The shares of ESRT Class A common stock underlying any awards under the 2019 Plan and the 2013 Plan that are forfeited, canceled or otherwise terminated, other than by exercise, will be added back to the shares of ESRT Class A common stock available for issuance under the 2019 Plan. Shares tendered or held back upon exercise of a stock option or settlement of an award under the 2019 Plan or the 2013 Plan to cover the exercise price or tax withholding and shares subject to a stock appreciation right that are not issued in connection with the stock settlement of the stock appreciation right upon exercise thereof, will not be added back to the shares of ESRT Class A common stock available for issuance under the 2019 Plan. In addition, shares of ESRT Class A common stock repurchased on the open market will not be added back to the shares of ESRT Class A common stock available for issuance under the 2019 Plan.
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

    The following table summarizes ESRT's purchases of equity securities in each of the three months ended March 31, 2023:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Maximum Approximate Dollar Value Available for Future Purchase (in thousands)
January 2023	90,054	$6.70	$409,221
February 2023	—	$—	$409,221
March 2023	843,333	$6.04	$404,130
Private Perpetual Preferred Units
    As of March 31, 2023, there were 4,664,038 Series 2019 Preferred Units ("Series 2019 Preferred Units") and 1,560,360 Series 2014 Private Perpetual Preferred Units ("Series 2014 Preferred Units") outstanding. The Series 2019 Preferred Units have a liquidation preference of $13.52 per unit and are entitled to receive cumulative preferential annual cash distributions of $0.70 per unit payable in arrears on a quarterly basis. The Series 2014 Preferred Units which have a liquidation preference of $16.62 per unit and are entitled to receive cumulative preferential annual cash distributions of $0.60 per unit payable in arrears on a quarterly basis. Both series are not redeemable at the option of the holders and are redeemable at our option only in the case of specific defined events.

Distributions
    Total distributions paid to OP unitholders were $8.7 million and $9.8 million for the three months ended March 31, 2023 and 2022, respectively. Total distributions paid to preferred unitholders were $1.1 million and $1.1 million for the three months ended March 31, 2023 and 2022, respectively.
Incentive and Share-Based Compensation
    The Plans provide for grants to directors, employees and consultants consisting of stock options, restricted stock, dividend equivalents, stock payments, performance shares, LTIP units, stock appreciation rights and other incentive awards. An aggregate of 11.0 million shares of ESRT common stock is authorized for issuance under awards granted pursuant to the 2019 Plan, and as of March 31, 2023, 4.4 million shares of ESRT common stock remain available for future issuance.
In March 2023, we made grants of LTIP units to executive officers under the 2019 Plan, including a total of 552,412 LTIP units that are subject to time-based vesting, 834,456 LTIP units that are subject to market-based vesting and 679,969 units that are subject to performance-based vesting with fair market values of $3.2 million, $3.9 million and $3.9 million, respectively. In March 2023, we made grants of LTIP units and restricted stock to certain other employees under the 2019 Plan, including a total of 229,308 LTIP units and 370,465 shares of restricted stock that are subject to time-based vesting, 111,942 LTIP units that are subject to market-based vesting and 91,211 LTIP units that are subject to performance-based vesting, with fair market values of $1.5 million and $2.6 million, respectively, for the time-based vesting awards, $0.6 million for the market-based vesting awards and $0.6 million for the performance-based vesting awards. The awards subject to time-based vesting vest ratably over four years, subject generally to the grantee's continued employment, with the first installment vesting on January 1, 2024. The vesting of the LTIP units subject to market-based vesting is based on the achievement of relative total stockholder return hurdles over a three-year performance period, commencing on January 1, 2023. The vesting of the LTIP units subject to performance-based vesting is based on the achievement of (i) operational metrics over a one-year performance period, subject to a three-year absolute TSR modifier, and (ii) environmental, social and governance ("ESG") metrics over a three-year performance period, in each case, commencing on January 1, 2023. Following the completion of the respective performance periods, our Compensation and Human Capital Committee will determine the number of LTIP units to which the grantee is entitled based on our performance relative to the performance hurdles set forth in the LTIP unit award agreements the grantee entered in connection with the award grant. These LTIP units then vest in two equal installments, on January 1, 2025 and December 31, 2026, subject generally to the grantee's continued employment on those dates.

In March 2023, we also made one-time additional grants of LTIP units to certain non-executive employees under the 2019 Plan. At such time, we granted to certain other employees a total of 152,542 LTIP units that are subject to time-based vesting, with a fair market value of $1.0 million that vest over four and five year periods.

In 2023, our named executive officers could elect to receive their annual incentive bonus in any combination of (i) cash or vested LTIPs at the face amount of such bonus or (ii) time-vesting LTIPs which would vest over three years, subject to continued employment, at a premium over such face amount (120% for awards granted in 2021, 2022, and 2023; 125% for years prior to 2021). In March 2023, we made grants of LTIP units to executive officers under the 2019 Plan in connection with the 2022 bonus election program. We granted to executive officers a total of 521,571 LTIP units that are subject to time-based vesting with a fair market value of $3.0 million. Of these LTIP units, 446,376 LTIP units vest ratably over three years from January 1, 2023, subject generally to the grantee's continued employment. The first installment vests on January 1, 2024, and the remainder will vest thereafter in two equal annual installments on January 1, 2025 and January 1, 2026. We also granted to our retired general counsel 75,195 LTIP units that vested immediately on the grant date.

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

    For the market-based LTIP units, the fair value of the awards was estimated using a Monte Carlo Simulation model and discounted for the restriction period during which the LTIP units cannot be redeemed or transferred and the uncertainty regarding if, and when, the book capital account of the LTIP units will equal that of the common units.  Our stock price, along with the prices of the comparative indexes, is assumed to follow the Geometric Brownian Motion Process.  Geometric

Brownian Motion is a common assumption when modeling in financial markets, as it allows the modeled quantity (in this case the stock price) to vary randomly from its current value and take any value greater than zero.  The volatilities of the returns on our stock price and the comparative indexes were estimated based on implied volatilities and historical volatilities using an appropriate look-back period.  The expected growth rate of the stock prices over the performance period is determined with consideration of the risk-free rate as of the grant date.  For LTIP unit awards that are time or performance based, the fair value of the awards was estimated based on the fair value of our stock at the grant date discounted for the restriction period during which the LTIP units cannot be redeemed or transferred and the uncertainty regarding if, and when, the book capital account of the LTIP units will equal that of the common units. For restricted stock awards, the fair value of the awards is based on the market price of ESRT stock at the grant date.

    LTIP units and ESRT restricted stock issued during the three months ended March 31, 2023 were valued at $20.2 million. The weighted average per unit or share fair value was $5.69 for grants issued in 2023. The fair value per unit or share granted in 2023 was estimated on the respective dates of grant using the following assumptions: an expected life from 2.0 to 5.3 years, a dividend rate of 1.7%, a risk-free interest rate from 4.4% to 5.0%, and an expected price volatility from 35.0% to 46.0%. No other stock options, dividend equivalents, or stock appreciation rights were issued or outstanding in 2023.
    The following is a summary of ESRT restricted stock and LTIP unit activity for the three months ended March 31, 2023:

	Restricted Stock	Time-based LTIPs	Market-based LTIPs	Performance-based LTIPs	Weighted Average Grant Fair Value
Unvested balance at December 31, 2022	359,293	2,713,522	4,070,537	510,989	$6.69
Vested	(106,139)	(997,732)	(274,402)	(1,222)	7.78
Granted	370,465	1,455,833	946,398	771,180	5.69
Forfeited or unearned	(1,221)	—	(1,645,223)	(8,337)	4.27
Unvested balance at March 31, 2023	622,398	3,171,623	3,097,310	1,272,610	$6.56
    The time-based LTIPs and ESRT restricted stock awards are treated for accounting purposes as immediately vested upon the later of (i) the date the grantee attains the age of 60 or 65, as applicable, and (ii) the date on which grantee has first completed ten years of continuous service with our company or its affiliates. For award agreements that qualify, we recognize noncash compensation expense on the grant date for the time-based awards and ratably over the vesting period for the market-based and performance-based awards, and accordingly, we recognized $0.7 million and $1.0 million for the three months ended March 31, 2023 and 2022, respectively. Unrecognized compensation expense was $4.2 million at March 31, 2023, which will be recognized over a weighted average period of 2.9 years.
    For the remainder of the LTIP unit and ESRT restricted stock awards, we recognize noncash compensation expense ratably over the vesting period, and accordingly, we recognized noncash compensation expense of $3.7 million and $3.5 million for the three months ended March 31, 2023 and 2022, respectively. Unrecognized compensation expense was $36.2 million at March 31, 2023, which will be recognized over a weighted average period of 2.8 years.

Earnings Per Unit

    Earnings per unit for the three months ended March 31, 2023 and 2022 is computed as follows (amounts in thousands, except per share amounts):

	Three Months Ended
	March 31, 2023	March 31, 2022
Numerator:
Net income (loss)	$11,694	$(17,221)
Private perpetual preferred unit distributions	(1,050)	(1,050)
Net loss attributable to non-controlling interests in other partnerships	43	63
Earnings allocated to unvested units	—	(89)
Net income (loss) attributable to common unitholders – basic and diluted	$10,687	$(18,297)

Denominator:
Weighted average units outstanding – basic	264,493	273,759
Effect of dilutive securities:
Stock-based compensation plans	704	—
Weighted average units outstanding –- diluted	265,197	273,759

Earnings per share:
Basic	$0.04	$(0.07)
Diluted	$0.04	$(0.07)
    There were zero and 194 antidilutive shares and LTIP units for the three months ended March 31, 2023 and 2022, respectively.
11. Related Party Transactions
Supervisory Fee Revenue

    We earned supervisory fees from entities affiliated with Anthony E. Malkin, our Chairman, President and Chief Executive Officer, of $0.2 million and $0.2 million for the three months ended March 31, 2023 and 2022, respectively. These fees are included within third-party management and other fees.
Property Management Fee Revenue
    We earned property management fees from entities affiliated with Anthony E. Malkin of $0.1 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively. These fees are included within third-party management and other fees.
Other
     We receive rent generally at the market rental rate for 5,447 square feet of leased space from entities affiliated with Anthony E. Malkin at one of our properties. Under the lease, the tenant has the right to cancel such lease without special payment on 90 days’ notice. We also have a shared use agreement with such tenant, to occupy a portion of the leased premises as the office location for Peter L. Malkin, our chairman emeritus and employee, utilizing approximately 15% of the space, for which we pay to such tenant an allocable pro rata share of the cost. We also have agreements with these entities and excluded properties and businesses to provide them with general computer-related support services. Total aggregate revenue was $0.1 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively.

As disclosed in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2022, in connection with the sale of our Westport retail assets in February 2023, we advanced a loan to the buyer to facilitate closing with a principal amount of $0.6 million, which bears interest at SOFR plus 3.5% and requires repayment of principal to the extent of available cash flow of the property. As of March 31, 2023, the amount outstanding under the loan is $0.6 million and is recorded as part of amounts due to affiliated companies, net which is included in accounts payable and accrued expenses on the condensed consolidated balance sheet.
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
    The following tables provide components of segment net income (loss) for each segment for the three and three months ended March 31, 2023 and 2022 (amounts in thousands):

	Three Months Ended March 31, 2023
	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Rental revenue	$140,091	$—	$—	$140,091
Intercompany rental revenue	15,914	—	(15,914)	—
Observatory revenue	—	22,154	—	22,154
Third-party management and other fees	427	—	—	427
Other revenue and fees	1,950	—	—	1,950
Total revenues	158,382	22,154	(15,914)	164,622
Operating expenses:
Property operating expenses	42,044	—	—	42,044
Intercompany rent expense	—	15,914	(15,914)	—
Ground rent expenses	2,331	—	—	2,331
General and administrative expenses	15,708	—	—	15,708
Observatory expenses	—	7,855	—	7,855
Real estate taxes	31,788	—	—	31,788
Depreciation and amortization	47,364	44	—	47,408
Total operating expenses	139,235	23,813	(15,914)	147,134
Total operating income (loss)	19,147	(1,659)	—	17,488
Other income (expense):
Interest income	2,558	37	—	2,595
Interest expense	(25,304)	—	—	(25,304)
Gain on sale of property	15,696	—	—	15,696
Income (loss) before income taxes	12,097	(1,622)	—	10,475
Income tax (expense) benefit	(198)	1,417	—	1,219
Net income (loss)	$11,899	$(205)	$—	$11,694
Segment assets	$3,903,661	$253,702	$—	$4,157,363
Expenditures for segment assets	$34,536	$58	$—	$34,594

	Three Months Ended March 31, 2022
	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Rental revenue	$147,514	$—	$—	$147,514
Intercompany rental revenue	10,620	—	(10,620)	—
Observatory revenue	—	13,241	—	13,241
Lease termination fees	1,173	—	—	1,173
Third-party management and other fees	310	—	—	310
Other revenue and fees	1,796	—	—	1,796
Total revenues	161,413	13,241	(10,620)	164,034
Operating expenses:
Property operating expenses	38,644	—	—	38,644
Intercompany rent expense	—	10,620	(10,620)	—
Ground rent expense	2,331	—	—	2,331
General and administrative expenses	13,686	—	—	13,686
Observatory expenses	—	6,215	—	6,215
Real estate taxes	30,004	—	—	30,004
Depreciation and amortization	67,071	35	—	67,106
Total operating expenses	151,736	16,870	(10,620)	157,986
Total operating income (loss)	9,677	(3,629)	—	6,048
Other income (expense):
Interest income	149	—	—	149
Interest expense	(25,014)	—	—	(25,014)
Loss before income taxes	(15,188)	(3,629)	—	(18,817)
Income tax (expense) benefit	(144)	1,740	—	1,596
Net loss	$(15,332)	$(1,889)	$—	$(17,221)
Segment assets	$3,998,791	$244,539	$—	$4,243,330
Expenditures for segment assets	$38,884	$291	$—	$39,175

13. Subsequent Events
    None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context otherwise requires or indicates, references in this section to “we,” “our,” and “us” refer to our company and its consolidated subsidiaries. The following discussion related to our consolidated financial statements should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2022.
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

The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: (i) economic, market, political and social impact of, and uncertainty relating to, any pandemic; (ii) a failure of conditions or performance regarding any event or transaction described herein, (iii) resolution of legal proceedings involving the Company; (iv) reduced demand for office, multifamily or retail space, including as a result of the changes in the use of office space and remote work; (v) changes in our business strategy; (vi) changes in technology and market competition that affect utilization of our office, retail, observatory, broadcast or other facilities; (vii) changes in domestic or international tourism, including due to health crises and pandemics, geopolitical events, including global hostilities, currency exchange rates, and/or competition from other observatories in New York City, any or all of which may cause a decline in Observatory visitors; (viii) defaults on, early terminations of, or non-renewal of, leases by tenants; (ix) increases in the Company’s borrowing costs as a result of changes in interest rates and other factors, including the phasing out of LIBOR; (x) declining real estate valuations and impairment charges; (xi) termination of our ground leases; (xii) changes in our ability to pay down, refinance, restructure or extend our indebtedness as it becomes due and potential limitations on our ability to borrow additional funds in compliance with drawdown conditions and financial covenants; (xiii) decreased rental rates or increased vacancy rates; (xiv) our failure to execute any newly planned capital project successfully or on the anticipated timeline or budget; (xv) difficulties in identifying and completing acquisitions; (xvi) risks related to any development project (including our Metro Tower potential development site); (xvii) impact of changes in governmental regulations, tax laws and rates and similar matters; (xviii) our failure to qualify as a REIT; (xix) environmental uncertainties and risks related to climate change, adverse weather conditions, rising sea levels and natural disasters; (xx) incurrence of taxable capital gain on disposition of an asset due to failure of use or compliance with a 1031 exchange program; and (xxi) accuracy of our methodologies and estimates regarding ESG metrics and goals, tenant willingness and ability to collaborate in reporting ESG metrics and meeting ESG goals, and impact of governmental regulation on our ESG efforts. For a further discussion of these and other factors that could impact the Company's future results, performance or transactions, see the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, and other risks described in documents subsequently filed by the Company from time to time with the Securities and Exchange Commission.

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

Overview
Highlights for the three months ended March 31, 2023
•Net income attributable to common unitholders of $10.7 million.
•Core Funds From Operations attributable to common unitholders ("Core FFO") of $43.0 million.
•Commercial portfolio 89.4% leased, Manhattan office portfolio 90.7% leased.

•Signed a total of 202,057 rentable square feet of new, renewal, and expansion leases.

•Empire State Building Observatory generated $14.3 million of net operating income and visitor count increased 65% year over year.

•ESRT repurchased $11.6 million of its common stock in the first quarter of 2023 and through April 25, 2023.

Results of Operations
    The discussion below relates to our financial condition and results of operations for the three months ended March 31, 2023 and 2022, respectively.
Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022
The following table summarizes our historical results of operations for the three months ended March 31, 2023 and 2022 (amounts in thousands):

	Three Months Ended March 31,
	2023			2022			Change	%
Revenues:	Real Estate Segment	Observatory Segment	Total	Real Estate Segment	Observatory Segment	Total
Rental revenue	$140,091	$—	$140,091	$147,514	$—	$147,514	$(7,423)	(5.0)%
Observatory revenue	—	22,154	22,154	—	13,241	13,241	8,913	67.3
Lease termination fees	—	—	—	1,173	—	1,173	(1,173)	(100.0)
Third-party management and other fees	427	—	427	310	—	310	117	37.7
Other revenues and fees	1,950	—	1,950	1,796	—	1,796	154	8.6
Total revenues	142,468	22,154	164,622	150,793	13,241	164,034	588	0.4
Operating expenses:
Property operating expenses	42,044	—	42,044	38,644	—	38,644	(3,400)	(8.8)
Ground rent expenses	2,331	—	2,331	2,331	—	2,331	—	—
General and administrative expenses	15,708	—	15,708	13,686	—	13,686	(2,022)	(14.8)
Observatory expenses	—	7,855	7,855	—	6,215	6,215	(1,640)	(26.4)
Real estate taxes	31,788	—	31,788	30,004	—	30,004	(1,784)	(5.9)
Depreciation and amortization	47,364	44	47,408	67,071	35	67,106	19,698	29.4
Total operating expenses	139,235	7,899	147,134	151,736	6,250	157,986	10,852	6.9
Operating income	3,233	14,255	17,488	(943)	6,991	6,048	11,440	189.2
Intercompany rent revenue (expense)	15,914	(15,914)	—	10,620	(10,620)	—
Other income (expense):
Interest income	2,558	37	2,595	149	—	149	2,446	1,641.6
Interest expense	(25,304)	—	(25,304)	(25,014)	—	(25,014)	(290)	(1.2)
Gain on sale of property	15,696	—	15,696	—	—	—	15,696	—
Income (loss) before income taxes	12,097	(1,622)	10,475	(15,188)	(3,629)	(18,817)	29,292	155.7
Income tax (expense) benefit	(198)	1,417	1,219	(144)	1,740	1,596	(377)	23.6
Net income (loss)	11,899	(205)	11,694	(15,332)	(1,889)	(17,221)	28,915	167.9
Private perpetual preferred unit distributions	(1,050)	—	(1,050)	(1,050)	—	(1,050)	—	—
Net loss attributable to non-controlling interests in other partnerships	43	—	43	63	—	63	(20)	(31.7)
Net income (loss) attributable to common unitholders	$10,892	$(205)	$10,687	$(16,319)	$(1,889)	$(18,208)	$28,895	158.7%

Real Estate Segment

Rental Revenue

    The decrease in rental revenue was primarily attributable to reserves recorded on straight-line rent receivables related to a one-time reserve tied to Signature Bank entering receivership. See "Financial Statements - Note 8. Leases" for more information.

Other Revenues and Fees
The increase in other revenues and fees was due to higher food and beverage sales, parking income and bad debt recovery income.
Property Operating Expenses
The increase in property operating expenses reflects higher payroll and repairs and maintenance due to increased building utilization at our office properties.
General and Administrative Expenses
The increase in general and administrative expenses primarily reflects higher payroll costs and equity compensation.

Real Estate Taxes
Higher real estate taxes primarily attributable to higher assessed values for multiple properties and the inclusion of real estate taxes from our recently acquired multifamily property.
Depreciation and Amortization

The decrease in depreciation and amortization reflects accelerated depreciation at one property recorded in the three months ended March 31, 2022.
Interest Income
    The increase reflects higher interest rates in the three months ended March 31, 2023 compared to the three months ended March 31, 2022.
Interest Expense
Interest expense was consistent with prior year.
Gain on Sale of Property
Reflects the gain on sale of 69-97 and 103-107 Main Street in Westport, Connecticut in February 2023.
Observatory Segment
 Observatory Revenue

Observatory revenues were higher driven by increased visitation as compared to the three months ended March 31, 2022.
Observatory Expenses
The increase in observatory expenses was driven by increased operating hours, which increased variable costs such as labor, union, security, cleaning and maintenance costs.
Income Taxes

The decrease in income tax benefit was attributable to lower taxable loss for the observatory segment for the three months ended March 31, 2023.

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
At March 31, 2023, we had $272.6 million available in cash and cash equivalents, and $850 million available under our unsecured revolving credit facility.
As of March 31, 2023, we had approximately $2.3 billion of total consolidated indebtedness outstanding, with a weighted average interest rate of 3.9% and a weighted average maturity of 6.2 years. As of March 31, 2023, excluding principal amortization, we have no outstanding debt maturing until November 2024.
Portfolio Transaction Activity

On February 1, 2023, we closed on the sale of 69-97 and 103-107 Main Street in Westport, Connecticut at a gross asset valuation of $40.0 million.

In December 2022, we entered into a purchase and sale agreement for 500 Mamaroneck Avenue in Harrison, NY at a gross asset valuation of $53.0 million. Subsequent to March 31, 2023, the sale of this asset closed on April 5, 2023.

Unsecured Revolving Credit and Term Loan Facilities
See "Financial Statements - Note 5. Debt" for a summary of our unsecured revolving credit and term loan facilities.
Mortgage Debt
As of March 31, 2023, our consolidated mortgage notes payable amounted to $898.5 million. The first maturity is in November 2024. See "Financial Statements - Note 5. Debt" for more information on mortgage debt.

Senior Unsecured Notes

The terms of the senior unsecured notes include customary covenants, including limitations on liens, investment, distributions, debt, fundamental changes, and transactions with affiliates and require certain customary financial reports. It also requires compliance with financial ratios including a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a minimum unencumbered interest coverage ratio, and a maximum unsecured leverage ratio. The agreements also contain customary events of default (subject in certain cases to specified cure periods), including but not limited to non-payment, breach of covenants, representations or warranties, cross defaults, bankruptcy or other insolvency events, judgments, ERISA events, the occurrence of certain change of control transactions and loss of real estate investment trust qualification. As of March 31, 2023, we were in compliance with the covenants under the outstanding senior unsecured notes.

Financial Covenants
As of March 31, 2023, we were in compliance with the following financial covenants:

Financial covenant	Required	March 31, 2023	In Compliance
Maximum total leverage	< 60%	36.9%	Yes
Maximum secured leverage	< 40%	14.5%	Yes
Minimum fixed charge coverage	> 1.50x	2.8x	Yes
Minimum unencumbered interest coverage	> 1.75x	5.0x	Yes
Maximum unsecured leverage	< 60%	27.0%	Yes

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

Office Properties(1)

	Three months ended March 31,
Total New Leases, Expansions, and Renewals	2023	2022
Number of leases signed(2)	18	42
Total square feet	201,145	317,633
Leasing commission costs per square foot(3)	$20.99	$19.70
Tenant improvement costs per square foot(3)	83.39	66.26
Total leasing commissions and tenant improvement costs per square foot(3)	$104.38	$85.96
Retail Properties(4)

	Three months ended March 31,
Total New Leases, Expansions, and Renewals	2023	2022
Number of leases signed(2)	1	2
Total square feet	912	1,013
Leasing commission costs per square foot(3)	$—	$35.54
Tenant improvement costs per square foot(3)	—	—
Total leasing commissions and tenant improvement costs per square foot(3)	$—	$35.54
_______________
(1)Excludes an aggregate of 498,196 and 504,953 rentable square feet of retail space in our Manhattan office properties in 2023 and 2022, respectively. Includes the Empire State Building broadcasting licenses and observatory operations.
(2)Presents a renewed and expansion lease as one lease signed.
(3)Presents all tenant improvement and leasing commission costs as if they were incurred in the period in which the lease was signed, which may be different than the period in which they were actually paid.
(4)Includes an aggregate of 498,196 and 504,953 rentable square feet of retail space in our Manhattan office properties in 2023 and 2022, respectively. Excludes the Empire State Building broadcasting licenses and observatory operations.

	Three months ended March 31,
	2023	2022
Total Portfolio
Capital expenditures (1)	$12,945	$10,138
_______________
(1)Excludes tenant improvements and leasing commission costs.
As of March 31, 2023, we expect to incur additional costs relating to obligations under existing lease agreements of approximately $107.9 million for tenant improvements and leasing commissions. We intend to fund the tenant improvements and leasing commission costs through a combination of operating cash flow, cash on hand, additional property level mortgage financings and borrowings under the unsecured revolving credit facility.
Capital expenditures are considered part of both our short-term and long-term liquidity requirements. We intend to fund capital improvements through a combination of operating cash flow, cash on hand and borrowings under the unsecured revolving credit facility.
Off-Balance Sheet Arrangements
As of March 31, 2023, we did not have any off-balance sheet arrangements.
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
Distribution to Equity Holders
Distributions and dividends amounting to $9.7 million and $10.8 million have been made to equity holders for the three months ended March 31, 2023 and 2022, respectively.
Stock and Publicly Traded Operating Partnership Unit Repurchase Program

    ESRT's Board of Directors authorized the repurchase of up to $500 million of ESRT Class A common stock and the Operating Partnership’s Series ES, Series 250 and Series 60 operating partnership units from January 1,2022 through December 31, 2023. Under the program, ESRT may purchase ESRT Class A common stock and we may purchase our Series ES, Series 250 and Series 60 operating partnership units in accordance with applicable securities laws from time to time in the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by ESRT and us at our discretion and will be subject to stock price, availability, trading volume and general market conditions. The authorization does not obligate ESRT or us to acquire any particular amount of securities, and the program may be suspended or discontinued at ESRT and our discretion without prior notice. See "Financial Statements - Note 10. Capital" for a summary of ESRT's purchases of equity securities in each of the three months ended March 31, 2023.
Cash Flows
Comparison of Three Months Ended March 31, 2023 to the Three Months Ended March 31, 2022
Net cash. Cash and cash equivalents and restricted cash were $380.8 million and $482.7 million, respectively, as of March 31, 2023 and 2022. The decrease was primarily due to the acquisition of real estate property in December 2022 and higher spending for capital expenditures, partially offset by net proceeds from the sale of property in February 2023 and lower repurchases of common shares.
Operating activities. Net cash provided by operating activities increased by $18.7 million to $86.4 million due to changes in working capital.
Investing activities. Net cash used in investing activities decreased by $32.4 million to $2.6 million primarily due to net proceeds from the sale of 69-97 and 103-107 Main Street in Westport, Connecticut on February 1, 2023.
Financing activities. Net cash used in financing activities decreased by $7.1 million to $17.6 million primarily due to lower repurchases of common shares.

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

The following table presents a reconciliation of our net income, the most directly comparable GAAP measure, to NOI for the periods presented (amounts in thousands):

	Three Months Ended March 31,
	2023	2022
	(unaudited)
Net income (loss)	$11,694	$(17,221)
Add:
General and administrative expenses	15,708	13,686
Depreciation and amortization	47,408	67,106
Interest expense	25,304	25,014
Income tax benefit	(1,219)	(1,596)
Less:
Gain on sale of property	(15,696)	—
Third-party management and other fees	(427)	(310)
Interest income	(2,595)	(149)
Net operating income	$80,177	$86,530
Other Net Operating Income Data
Straight-line rental revenue	$556	$2,595
Net increase in rental revenue from the amortization of above-and below-market lease assets and liabilities	$703	$1,784
Amortization of acquired below-market ground leases	$1,958	$1,958

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
The following table presents a reconciliation of our net income, the most directly comparable GAAP measure, to FFO, Modified FFO and Core FFO for the periods presented (amounts in thousands):

	Three Months Ended March 31,
	2023	2022
	(unaudited)
Net income (loss)	$11,694	$(17,221)
Noncontrolling interests in other partnerships	43	63
Private perpetual preferred unit distributions	(1,050)	(1,050)
Real estate depreciation and amortization	46,024	65,414
Gain on sale of property	(15,696)	—
FFO attributable to common unitholders	41,015	47,206
Amortization of below-market ground leases	1,958	1,958
Modified FFO attributable to common unitholders	42,973	49,164
Loss on early extinguishment of debt	—	—
Core FFO attributable to common unitholders	$42,973	$49,164

Weighted average Operating Partnership units
Basic	264,493	273,759
Diluted	265,197	273,759

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
    As of March 31, 2023, there were approximately 1.0 million rentable square feet of space in our portfolio available to lease (excluding leases signed but not yet commenced) representing 10.6% of the net rentable square footage of the properties in our portfolio. In addition, leases representing 4.6% and 6.7% of net rentable square footage of the properties in our portfolio will expire in 2023 and in 2024, respectively. These leases are expected to represent approximately 5.1% and 7.2%, respectively, of our annualized rent for such periods. Our revenues and results of operations can be impacted by expiring leases that are not renewed or re-leased or that are renewed or re-leased at base rental rates equal to, above or below the current average base rental rates. Further, our revenues and results of operations can also be affected by downtime after space is vacated and the costs we incur to re-lease available space, including payment of leasing commissions, redevelopments and build-to-suit remodeling that may not be borne by the tenant.
Observatory Operations
For the three months ended March 31, 2023, the observatory hosted 443,000 visitors, compared to 269,000 visitors for the same period in 2022. Our return of attendance to pre-pandemic levels is closely tied to national and international travel trends, our new reservations-only model of operation, and our desire to provide a better experience with fewer crowds to visitors from whom we receive higher revenues per person.
    Observatory revenue for the three months ended March 31, 2023 was $22.2 million, compared to $13.2 million for the three months ended March 31, 2022. The observatory revenue increase was driven by higher visitation levels in 2023.
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
Critical Accounting Estimates
    Refer to our Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of our critical accounting estimates. There were no material changes to our critical accounting estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

    As of March 31, 2023, we have interest rate LIBOR swap and cap agreements and SOFR swap agreements with an aggregate notional value of $574.4 million and which mature between October 1, 2024 and November 1, 2033. The "variable to fixed" interest rate swaps have been designated as cash flow hedges and are deemed highly effective with fair values in an asset and liability position of $12.5 million and $(2.2) million, respectively, and are included in prepaid expenses and other assets and in accounts payable and accrued expenses, respectively, on the condensed consolidated balance sheet as of March 31, 2023. Given the phasing out of LIBOR, we have entered into SOFR swap agreements to begin the replacement of our LIBOR swap agreements. We will continue to work with our lenders and counterparties to replace or modify, as appropriate, the interest rate provisions in our other LIBOR swap and cap agreements.

     As of March 31, 2023, the weighted average interest rate on the $2.3 billion of fixed-rate indebtedness outstanding was 3.9% per annum, with maturities at various dates through March 17, 2035.
As of March 31, 2023, the fair value of our outstanding debt was approximately $2.1 billion, which was approximately $180.9 million less than the book value as of such date. Interest risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
    We maintain disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and regulations and that such information is accumulated and communicated to management, including ESRT's Chief Executive Officer and its Executive Vice President, Chief Operating Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
    As of March 31, 2023, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of ESRT management, including ESRT's Chief Executive Officer and its Executive Vice President, Chief Operating Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures at the end of the period covered by this report. Based on the foregoing, ESRT's Chief Executive Officer and its Executive Vice President, Chief Operating Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including ESRT's Chief Executive Officer and its Executive Vice President, Chief Operating Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
    No changes to our internal control over financial reporting were identified in connection with the evaluation referenced above that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    See “Financial Statements – Note 9. Commitments and Contingencies” for a description of legal proceedings.

ITEM 1A. RISK FACTORS

    In addition to the other information set forth in this report, you should carefully consider the risk factors included in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 and the amended risk factors disclosed below.

Our five largest tenants represented approximately 15.7% of our total commercial portfolio’s annualized rent as of March 31, 2023.

As of March 31, 2023, our five largest tenants together represented approximately 15.7% of our total commercial portfolio’s annualized rent, with our largest tenant leasing an aggregate of 0.5 million rentable square feet of office space at one of our office properties, representing approximately 5.2% of our total commercial portfolio rentable square feet and approximately 6.1% of our total commercial portfolio annualized rent. Our significant tenants have in the past, and may in the future, experience financial strain leading to lease default or bankruptcy filing. In such cases, we may not recover our upfront investments in tenant improvement allowances, concessions, and transaction costs like professional fees and commissions. Upon tenant default, we may experience delays and substantial costs in enforcing our rights and protecting our investment. For example, the recent receivership of Signature Bank, one of our significant tenants, poses such risks. See “Financial Statements - Note 8 Leases” for further disclosure on our assessment of Signature Bank. Our business, results of operations, cash flow and financial condition could be materially adversely affected if any of our significant tenants were to suffer a downturn in their business, become insolvent, default under their leases, and/or fail to renew on favorable terms or at all.

The bankruptcy or insolvency of any tenant could result in the termination of such tenant’s lease and material losses to us.

As we have experienced in the past with the bankruptcy of one of our largest tenants at the time, the occurrence of a tenant bankruptcy or insolvency could diminish or terminate the income we receive from that tenant. We may also be unable to re-lease a terminated or rejected space or to re-lease it on comparable or more favorable terms. For example, the recent receivership of Signature Bank, one of our significant tenants, poses such risks. See “Financial Statements - Note 8 Leases” for further disclosure on our assessment of Signature Bank. Further, the pandemic has increased the number of tenant bankruptcies, where federal law may prohibit us from timely eviction and/or authorize the tenant to terminate its lease(s), with statutory limitations on our recovery of rent due for the remaining lease term. Additionally, a large number of our tenants (measured by number of tenants as opposed to aggregate square footage) are smaller businesses that generally do not have the financial strength of larger corporate tenants. Smaller businesses generally experience a higher rate of failure than large businesses, and their insolvency could have a material adverse effect on our business, results of operations, cash flow and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

     None.

Recent Purchases of Equity Securities

Stock and Publicly Traded Operating Partnership Unit Repurchase Program

     ESRT's Board of Directors authorized the repurchase of up to $500 million of our Class A common stock and the Operating Partnership’s Series ES, Series 250 and Series 60 operating partnership units during the period from January 1, 2022 through December 31, 2023. Under the program, ESRT may purchase our Class A common stock and we may purchase our Series ES, Series 250 and Series 60 operating partnership units in accordance with applicable securities laws from time to time in the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by ESRT and us and will be subject to stock price, availability, trading volume, general market conditions, and applicable securities laws. The authorization does not obligate ESRT or us to acquire any particular amount of securities, and the program may be suspended or discontinued at ESRT and our discretion without prior notice. As of March 31, 2023, we had approximately $404.1 million remaining of the authorized repurchase amount.

The following table summarizes ESRT's repurchases of equity securities in each of the months in the three month period ended March 31, 2023 under the repurchase program described above:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Maximum Approximate Dollar Value Available for Future Purchase (in thousands)
January 2023	90,054	$6.70	$409,221
February 2023	—	$—	$409,221
March 2023	843,333	$6.04	$404,130
(1) All shares were repurchased pursuant to our repurchase program described above.

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

EMPIRE STATE REALTY OP, L.P.
By: Empire State Realty Trust, Inc., its general partner

Date:	May 4, 2023	By:/s/ Christina Chiu
Executive Vice President, Chief
Operating Officer and Chief
Financial Officer
(Principal Financial Officer)

Date:	May 4, 2023	By: /s/ Stephen V. Horn
Senior Vice President,
Chief Accounting Officer
(Principal Accounting Officer)