Form 10-Q
period 2024-03-31
Empire State Realty OP, L.P.
filed 2024-05-07
CIK 1553079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒
As of May 2, 2024, there were 19,312,499 units of the Registrant Series ES operating partnership units outstanding, 4,973,023 units of the Series 60 operating partnership units outstanding, and 2,560,171 units of the Series 250 operating partnership units outstanding.

ITEM 1. FINANCIAL STATEMENTS
Empire State Realty OP, L.P.
Condensed Consolidated Balance Sheets
(amounts in thousands, except per unit amounts)

	March 31, 2024	December 31, 2023
ASSETS	(unaudited)
Commercial real estate properties, at cost:
Land	$366,357	$366,357
Development costs	8,187	8,178
Building and improvements	3,327,773	3,280,657
	3,702,317	3,655,192
Less: accumulated depreciation	(1,288,519)	(1,250,062)
Commercial real estate properties, net	2,413,798	2,405,130
Cash and cash equivalents	333,573	346,620
Restricted cash	51,738	60,336
Tenant and other receivables	40,137	39,836
Deferred rent receivables	257,266	255,628
Prepaid expenses and other assets	74,472	98,167
Deferred costs, net	180,462	172,457
Acquired below-market ground leases, net	319,284	321,241
Right of use assets	28,378	28,439
Goodwill	491,479	491,479
Total assets	$4,190,587	$4,219,333
LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable, net	$876,497	$877,388
Senior unsecured notes, net	973,926	973,872
Unsecured term loan facilities, net	268,503	389,286
Unsecured revolving credit facility	120,000	—
Accounts payable and accrued expenses	91,005	99,756
Acquired below-market leases, net	12,798	13,750
Ground lease liabilities	28,378	28,439
Deferred revenue and other liabilities	69,289	70,298
Tenants’ security deposits	25,457	35,499
Total liabilities	2,465,853	2,488,288
Commitments and contingencies
Capital:
Private perpetual preferred units:
Private perpetual preferred units, $13.52 liquidation preference, 4,664 issued and outstanding in 2024 and 2023	21,936	21,936
Private perpetual preferred units, $16.62 liquidation preference, 1,560 issued and outstanding in 2024 and 2023	8,004	8,004
Series PR operating partnership units:
ESRT partner's capital (2,740 and 2,709 general partner operating partnership units and 162,058 and 160,337 limited partner operating partnership units outstanding in 2024 and 2023, respectively)	996,122	985,518
Limited partners' interests (82,266 and 80,189 limited partner operating partnership units outstanding in 2024 and 2023, respectively)	692,575	694,512
Series ES operating partnership units (19,387 and 19,947 limited partner operating partnership units outstanding in 2024 and 2023, respectively)	4,722	4,427
Series 60 operating partnership units (4,991 and 5,144 limited partner operating partnership units outstanding in 2024 and 2023, respectively)	863	779
Series 250 operating partnership units (2,573 and 2,619 limited partner operating partnership units outstanding in 2024 and 2023, respectively)	512	462
Total Empire State Realty OP, L.P.'s capital	1,724,734	1,715,638
Non-controlling interest in other partnerships	—	15,407
Total capital	1,724,734	1,731,045
Total liabilities and capital	$4,190,587	$4,219,333
The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty OP, L.P.
Condensed Consolidated Statements of Operations
(unaudited)
(amounts in thousands, except per unit amounts)

	Three Months Ended March 31,
	2024	2023
Revenues:
Rental revenue	$153,882	$140,091
Observatory revenue	24,596	22,154
Third-party management and other fees	265	427
Other revenue and fees	2,436	1,950
Total revenues	181,179	164,622
Operating expenses:
Property operating expenses	45,060	42,044
Ground rent expenses	2,331	2,331
General and administrative expenses	15,972	15,708
Observatory expenses	8,431	7,855
Real estate taxes	32,241	31,788
Depreciation and amortization	46,081	47,408
Total operating expenses	150,116	147,134
Total operating income	31,063	17,488
Other income (expense):
Interest income	4,178	2,595
Interest expense	(25,128)	(25,304)
Loss on early extinguishment of debt	(553)	—
Gain on disposition of property	—	15,696
Income before income taxes	9,560	10,475
Income tax benefit	655	1,219
Net income	10,215	11,694
Private perpetual preferred unit distributions	(1,050)	(1,050)
Net (income) loss attributable to non-controlling interests in other partnerships	(4)	43
Net income attributable to common unitholders	$9,161	$10,687

Total weighted average units:
Basic	264,562	264,493
Diluted	267,494	265,197

Earnings per unit attributable to common unitholders:
Basic	$0.03	$0.04
Diluted	$0.03	$0.04

Dividends per unit	$0.035	$0.035

The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty OP, L.P.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2024	2023
Net income	$10,215	$11,694
Other comprehensive income (loss):
Unrealized gain (loss) on valuation of interest rate swap agreements	8,198	(5,402)
Amount reclassified into interest expense	(2,324)	(1,272)
Other comprehensive income (loss)	5,874	(6,674)
Comprehensive income	16,089	5,020
Net (income) loss attributable to non-controlling interests in other partnerships	(4)	43
Other comprehensive loss attributable to non-controlling interest in other partnerships	—	381
Comprehensive income attributable to OP unitholders	$16,085	$5,444

The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty OP, L.P.
Condensed Consolidated Statements of Capital
For The Three Months Ended March 31, 2024 and 2023
(unaudited)
(amounts in thousands)

			Series PR Operating Partnership Units				Series ES Operating Partnership Units Limited Partners		Series 60 Operating Partnership Units Limited Partners		Series 250 Operating Partnership Units Limited Partners
			General Partner		Limited Partners
	Private Perpetual Preferred Units	Private Perpetual Preferred Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Non-controlling Interest in Other Partnerships	Total Capital
Balance at December 31, 2023	6,224	29,940	163,046	985,518	80,189	694,512	19,947	4,427	5,144	779	2,619	462	15,407	$1,731,045
Conversion of operating partnership units to ESRT Partner's Capital	—	—	1,566	7,132	(807)	(6,981)	(560)	(121)	(153)	(22)	(46)	(8)	—	—
Repurchases of common units	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Acquisition of non-controlling interests in other partnerships	—	—	—	114	—	—	—	—	—	—	—	—	(15,411)	(15,297)
Equity compensation	—	—	186	(260)	2,884	3,709	—	—	—	—	—	—	—	3,449
Distributions	—	(1,050)	—	(5,765)	—	(2,793)	—	(679)	—	(175)	—	(90)	—	(10,552)
Net income	—	1,050	—	5,661	—	2,556	—	678	—	174	—	92	4	10,215
Other comprehensive income	—	—	—	3,722	—	1,572	—	417	—	107	—	56	—	5,874
Balance at March 31, 2024	6,224	$29,940	164,798	$996,122	82,266	$692,575	19,387	$4,722	4,991	$863	2,573	$512	$—	$1,724,734

			Series PR Operating Partnership Units				Series ES Operating Partnership Units Limited Partners		Series 60 Operating Partnership Units Limited Partners		Series 250 Operating Partnership Units Limited Partners
			General Partner		Limited Partners
	Private Perpetual Preferred Units	Private Perpetual Preferred Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Non-controlling Interest in Other Partnerships	Total Capital
Balance at December 31, 2022	6,224	$29,940	161,129	$954,375	80,475	$681,827	21,081	$1,391	5,558	$16	2,789	$76	$15,466	$1,683,091
Conversion of operating partnership units to ESRT Partner's Capital	—	—	806	2,544	(282)	(2,433)	(397)	(89)	(55)	(9)	(72)	(13)	—	—
Repurchases of common shares	—	—	(933)	(5,694)	—	—	—	—	—	—	—	—	—	(5,694)
Contributions from consolidated joint ventures	—	—	—	—	—	—	—	—	—	—	—	—	18	18
Equity compensation	—	—	327	21	1,519	4,353	—	—	—	—	—	—	—	4,374
Distributions	—	(1,050)	—	(5,675)	—	(2,006)	—	(724)	—	(193)	—	(95)	—	(9,743)
Net income	—	1,050	—	6,519	—	2,993	—	844	—	224	—	107	(43)	11,694
Other comprehensive income (loss)	—	—	—	(3,839)	—	(1,762)	—	(497)	—	(132)	—	(63)	(381)	(6,674)
Balance at March 31, 2023	6,224	$29,940	161,329	$948,251	81,712	$682,972	20,684	$925	5,503	$(94)	2,717	$12	$15,060	$1,677,066

The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty OP, L.P.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2024	2023
Cash Flows From Operating Activities
Net income	$10,215	$11,694
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,081	47,408
Gain on disposition of property	—	(15,696)
Amortization of non-cash items within interest expense	2,076	2,238
Amortization of acquired above- and below-market leases, net	(514)	(703)
Amortization of acquired below-market ground leases	1,958	1,958
Straight-lining of rental revenue	(3,061)	(556)
Equity based compensation	3,449	4,374
Loss on early extinguishment of debt	553	—
Increase (decrease) in cash flows due to changes in operating assets and liabilities:
Security deposits	(10,042)	10,184
Tenant and other receivables	(1,371)	258
Deferred leasing costs	(8,105)	(4,498)
Prepaid expenses and other assets	29,132	34,915
Accounts payable and accrued expenses	141	(6,804)
Deferred revenue and other liabilities	414	1,591
Net cash provided by operating activities	70,926	86,363
Cash Flows From Investing Activities
Acquisition of non-controlling interests in other partnerships	(14,226)	—
Net proceeds from disposition of property	—	39,137
Post-closing costs from a prior period sale of property	(4,034)	—
Development costs	(9)	(12)
Additions to building and improvements	(53,000)	(41,756)
Net cash used in investing activities	(71,269)	(2,631)

The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty OP, L.P.
Condensed Consolidated Statements of Cash Flows (continued)
(unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2024	2023
Cash Flows From Financing Activities
Repayment of mortgage notes payable	(1,470)	(2,142)
Proceeds from unsecured term loan	95,000	—
Repayment of unsecured term loan	(215,000)	—
Proceeds from unsecured revolving credit facility	120,000	—
Deferred financing costs	(9,280)	—
Repurchases of common units	—	(5,694)
Distributions	(10,552)	(9,743)
Net cash used in financing activities	(21,302)	(17,579)
Net increase (decrease) in cash and cash equivalents and restricted cash	(21,645)	66,153
Cash and cash equivalents and restricted cash—beginning of period	406,956	314,678
Cash and cash equivalents and restricted cash—end of period	$385,311	$380,831

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$346,620	$264,434
Restricted cash at beginning of period	60,336	50,244
Cash and cash equivalents and restricted cash at beginning of period	$406,956	$314,678

Cash and cash equivalents at end of period	$333,573	$272,648
Restricted cash at end of period	51,738	108,183
Cash and cash equivalents and restricted cash at end of period	$385,311	$380,831

Supplemental disclosures of cash flow information:
Cash paid for interest	$21,984	$23,006
Cash paid for income taxes	$480	$283

Non-cash investing and financing activities:
Building and improvements included in accounts payable and accrued expenses	$48,771	$39,982
Write-off of fully depreciated assets	551	847
Derivative instruments at fair values included in prepaid expenses and other assets	16,726	12,446
Derivative instruments at fair values included in accounts payable and accrued expenses	—	2,171
Conversion of operating partnership units to ESRT partner's capital	7,132	2,544

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
Empire State Realty OP, L.P. (the "Operating Partnership") is the entity through which Empire State Realty Trust, Inc. (NYSE: ESRT), a NYC-focused REIT that owns and operates a portfolio of modernized, amenitized, and well-located office, retail, and multifamily assets, and the Observatory deck attraction in ESRT’s flagship Empire State Building – the “World’s Most Famous Building”, conducts all of its business and owns (either directly or through subsidiaries) substantially all of its assets. The Company is a recognized leader in energy efficiency and indoor environmental quality.
As of March 31, 2024, ESRT’s portfolio was comprised of approximately 8.6 million rentable square feet of office space, 0.7 million rentable square feet of retail space and 727 residential units. Our office portfolio included 11 properties (including three long-term ground leasehold interests) encompassing approximately 8.6 million rentable square feet. Nine of these office properties are located in midtown Manhattan and encompass approximately 7.6 million rentable square feet, including the Empire State Building. The remaining two office properties encompass approximately 1.1 million rentable square feet and are located in Stamford, Connecticut, with immediate access to mass transportation. Additionally, we have entitled land adjacent to one of the Stamford office properties that can support the development of either office or residential per local zoning. Our multifamily portfolio included 727 residential units in New York City.
We were organized as a Delaware limited partnership on November 28, 2011, and commenced operations upon completion of the initial public offering of ESRT’s Class A common stock and related formation transactions on October 7, 2013 (the "IPO"). ESRT's Class A common stock, par value $0.01 per share, is listed on the New York Stock Exchange under the symbol "ESRT." ESRT, as the sole general partner in our Company, has responsibility and discretion in the management and control of our Company, and our limited partners, in such capacity, have no authority to transact business for, or participate in the management activities, of our Company. As of March 31, 2024, ESRT owned approximately 60.1% of our operating partnership units.
2. Summary of Significant Accounting Policies
There have been no material changes to the summary of significant accounting policies included in the "Summary of Significant Accounting Policies" section in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report”).
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
The results of operations for the periods presented are not necessarily indicative of the results that may be expected for the corresponding full years. These financial statements should be read in conjunction with the financial statements and accompanying notes included in the financial statements for the year ended December 31, 2023 contained in our Annual Report. Our Observatory business is subject to tourism trends and the weather, and therefore does experience some seasonality. For the year ended December 31, 2023, approximately 17% of our annual Observatory revenue was realized in the first quarter, 26% was realized in the second quarter, 29% was realized in the third quarter, and 28% was realized in the fourth quarter. Our multifamily business experiences some seasonality based on general market trends in New York City – the winter months (November through January) are slower in terms of lease activity. We seek to mitigate this by staggering lease terms such that lease expirations are matched with seasonal demand. We do not consider the balance of our business to be subject to material seasonal fluctuations.
We consolidate entities in which we have a controlling financial interest. In determining whether we have a controlling financial interest in a partially owned entity and the requirement to consolidate the accounts of that entity, we consider factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partners/members. For variable interest entities ("VIE"), we consolidate the entity if we are deemed to have a variable interest in the entity and through that interest we are deemed the primary beneficiary. The primary beneficiary of a VIE is the entity that has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. The primary beneficiary is required to consolidate the VIE. We had no VIEs as of March 31, 2024 and December 31, 2023.
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
Accounting Estimates
The preparation of the condensed consolidated financial statements in accordance with GAAP requires management to use estimates and assumptions that in certain circumstances affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Significant items subject to such estimates and assumptions include allocation of the purchase price of acquired real estate properties among tangible and intangible assets, determination of the useful life of real estate properties and other long-lived assets, valuation and impairment analysis of commercial real estate properties, goodwill, right-of-use assets and other long-lived and indefinite-lived assets, estimate of tenant expense reimbursements, valuation of the allowance for doubtful accounts, and valuation of derivative instruments, ground lease liabilities, senior unsecured notes, mortgage notes payable, unsecured revolving credit and term loan facilities, and equity-based compensation. These estimates are prepared using management’s best judgment, after considering past, current, and expected events and economic conditions. Actual results could differ from those estimates.
3. Acquisitions and Dispositions
Property Acquisitions
In September 2023, we closed on the acquisition of a retail property in Williamsburg, Brooklyn, located on the corner of North 6th Street and Wythe Avenue for a purchase price of $26.4 million. The property has three retail tenants and six residential units and was fully leased as of March 31, 2024. The purchase price is the fair value at the date of acquisition.
The following table summarizes properties acquired during the three and twelve months ended March 31, 2024 and December 31, 2023, respectively (amounts in thousands):

				Intangibles
Property	Date Acquired	Land	Building and Improvements	Assets	Liabilities	Total*
Williamsburg Retail, Brooklyn	9/14/2023	$4,851	$20,936	$1,573	$(300)	$27,060
*Includes total capitalized transaction costs of $0.7 million.
In March 2024, we executed a buyout of our partner's 10% interest in two of our multifamily properties located at 561 10th Avenue and 345 East 94th Street in Manhattan for $14.2 million in cash and the assumption of $18.0 million of in-place debt. As of March 31, 2024, we own 100% of the interests in these assets. As there was no change in control, we accounted for this acquisition as an equity transaction in accordance with Accounting Standards Codification 810-10 and no gain or loss was recognized.
Property Dispositions
The following table summarizes properties disposed of during the three and twelve months ended March 31, 2024 and December 31, 2023, respectively (amounts in thousands):

Property	Date of Disposal	Sales Price	Gain on Disposition
500 Mamaroneck Avenue, Harrison, New York*	4/5/2023	$53,000	$11,075
69-97 and 103-107 Main Street, Westport, Connecticut	2/1/2023	$40,000	$15,689
*The gain is net of approximately $4.5 million of post-closing costs we accrued related to our commitment to reimburse the buyer for a lease that did not occur. We funded the buyer for these costs and we have no further obligations or contingencies related to this property.

4. Deferred Costs, Acquired Lease Intangibles and Goodwill
Deferred costs, net, consisted of the following as of March 31, 2024 and December 31, 2023 (amounts in thousands):

	March 31, 2024	December 31, 2023
Leasing costs	$230,108	$224,295
Acquired in-place lease value and deferred leasing costs	146,533	158,267
Acquired above-market leases	22,064	23,918
	398,705	406,480
Less: accumulated amortization	(228,482)	(236,900)
Total deferred costs, net, excluding net deferred financing costs	$170,223	$169,580
At March 31, 2024 and December 31, 2023, $10.2 million and $2.9 million, respectively, of net deferred financing costs associated with the unsecured revolving credit facility was included in deferred costs, net on the condensed consolidated balance sheets.
Amortization expense related to deferred leasing costs and acquired deferred leasing costs was $5.8 million and $5.8 million for the three months ended March 31, 2024 and 2023, respectively. Amortization expense related to acquired lease intangibles was $1.3 million and $2.4 million for the three months ended March 31, 2024 and 2023, respectively.
Amortizing acquired intangible assets and liabilities consisted of the following as of March 31, 2024 and December 31, 2023 (amounts in thousands):

	March 31, 2024	December 31, 2023
Acquired below-market ground leases	$396,916	$396,916
Less: accumulated amortization	(77,632)	(75,675)
Acquired below-market ground leases, net	$319,284	$321,241

	March 31, 2024	December 31, 2023
Acquired below-market leases	$(51,927)	$(55,155)
Less: accumulated amortization	39,129	41,405
Acquired below-market leases, net	$(12,798)	$(13,750)
Rental revenue related to the amortization of below-market leases, net of above-market leases, was $0.5 million and $0.7 million for the three months ended March 31, 2024 and 2023, respectively.
As of March 31, 2024 and December 31, 2023, we had goodwill of $491.5 million. Goodwill was allocated $227.5 million to the Observatory reportable segment and $264.0 million to the real estate reportable segment.

We performed our annual goodwill testing in October 2023, where we bypassed the optional qualitative goodwill impairment assessment and proceeded directly to a quantitative assessment of the Observatory reportable segment and engaged a third-party valuation consulting firm to perform the valuation process. The quantitative analysis used a combination of the discounted cash flow method (a form of the income approach) utilizing Level 3 unobservable inputs and the guideline company method (a form of the market approach). Significant assumptions under the former included revenue and cost projections, weighted average cost of capital, long-term growth rate and income tax considerations while the latter included guideline company enterprise values, revenue multiples, EBITDA multiples and control premium rates. Our methodology to review goodwill impairment, which included a significant amount of judgment and estimates, provided a reasonable basis to determine whether impairment had occurred. The quantitative analysis performed concluded the fair value of the reporting unit exceeds its carrying value. We also perform quarterly qualitative assessments and have not identified any events which would indicate, on a more likely than not basis, that the goodwill allocated to the reporting unit was impaired. Many of the factors employed in determining whether or not goodwill is impaired are outside of our control, and it is reasonably likely that assumptions and estimates will change in future periods. We will continue to assess the impairment of the Observatory reporting unit goodwill going forward.
5. Debt
Debt consisted of the following as of March 31, 2024 and December 31, 2023 (amounts in thousands):

	Principal Balance		As of March 31, 2024
	March 31, 2024	December 31, 2023	Stated Rate	Effective Rate(1)	Maturity Date(2)

Fixed rate mortgage debt
Metro Center	$79,425	$80,070	3.59%	3.67%	11/5/2024
10 Union Square	50,000	50,000	3.70%	3.97%	4/1/2026
1542 Third Avenue	30,000	30,000	4.29%	4.53%	5/1/2027
First Stamford Place(3)	175,860	175,860	4.28%	4.73%	7/1/2027
1010 Third Avenue and 77 West 55th Street	34,734	34,958	4.01%	4.21%	1/5/2028
250 West 57th Street	180,000	180,000	2.83%	3.21%	12/1/2030
1333 Broadway	160,000	160,000	4.21%	4.29%	2/5/2033
345 East 94th Street - Series A	43,600	43,600	70% of SOFR plus 0.95%	3.56%	11/1/2030
345 East 94th Street - Series B	7,035	7,209	SOFR plus 2.24%	3.56%	11/1/2030
561 10th Avenue - Series A	114,500	114,500	70% of SOFR plus 1.07%	3.85%	11/1/2033
561 10th Avenue - Series B	15,375	15,801	SOFR plus 2.45%	3.85%	11/1/2033
Total mortgage debt	890,529	891,998
Senior unsecured notes:(4)
Series A	100,000	100,000	3.93%	3.96%	3/27/2025
Series B	125,000	125,000	4.09%	4.12%	3/27/2027
Series C	125,000	125,000	4.18%	4.21%	3/27/2030
Series D	115,000	115,000	4.08%	4.11%	1/22/2028
Series E	160,000	160,000	4.26%	4.27%	3/22/2030
Series F	175,000	175,000	4.44%	4.45%	3/22/2033
Series G	100,000	100,000	3.61%	4.89%	3/17/2032
Series H	75,000	75,000	3.73%	5.00%	3/17/2035
Unsecured term loan facility (4)	175,000	175,000	SOFR plus 1.50%	4.51%	12/31/2026
Unsecured term loan facility (4)	95,000	215,000	SOFR plus 1.50%	4.47%	3/8/2029
Unsecured revolving credit facility (4)	120,000	—	SOFR plus 1.30%	4.03%	3/8/2029
Total principal	2,255,529	2,256,998
Deferred financing costs, net	(9,834)	(9,488)

Unamortized debt discount	(6,769)	(6,964)
Total	$2,238,926	$2,240,546
______________
(1)The effective rate is the yield as of March 31, 2024 and includes the stated interest rate, deferred financing cost amortization and interest associated with variable to fixed interest rate swap agreements.
(2)Pre-payment is generally allowed for each loan upon payment of a customary pre-payment penalty.
(3)Represents a $164 million mortgage loan bearing interest at 4.09% and a $11.9 million loan bearing interest at 6.25%. In April 2024, we worked with the First Stamford Place mortgage lender to structure a cooperative consensual foreclosure, which is anticipated to be completed by June 30, 2024. Upon completion, this transaction is expected to eliminate a $175.9 million liability that matures in July 2027 from the balance sheet.
(4)At March 31, 2024, we were in compliance with all debt covenants.
Principal Payments
Aggregate required principal payments at March 31, 2024 are as follows (amounts in thousands):

Year	Amortization	Maturities	Total
2024	$7,392	$77,675	$85,067
2025	6,893	100,000	106,893
2026	7,330	225,000	232,330
2027	6,461	319,000	325,461
2028	3,556	146,092	149,648
Thereafter	18,523	1,337,607	1,356,130
Total	$50,155	$2,205,374	$2,255,529
Deferred Financing Costs
Deferred financing costs, net, consisted of the following at March 31, 2024 and December 31, 2023 (amounts in thousands):

	March 31, 2024	December 31, 2023
Financing costs	$52,200	$43,473
Less: accumulated amortization	(32,128)	(31,108)
Total deferred financing costs, net	$20,072	$12,365
Amortization expense related to deferred financing costs was $1.0 million and $1.1 million for the three months ended March 31, 2024 and 2023, respectively.
Unsecured Revolving Credit and Term Loan Facilities
On March 8, 2024, through our Operating Partnership, we entered into a second amended and restated credit agreement with Bank of America, N.A., as administrative agent and the other lenders party thereto, that amends and restates the amended and restated credit agreement, dated August 29, 2017 which governs our senior unsecured revolving credit facility and term loan facility (collectively, the “BofA Credit Facilities”). The BofA Credit Facilities are comprised of a $620 million senior unsecured revolving credit facility (the “Revolving Credit Facility”) and a $95 million term loan facility (the “BofA Term Loan Facility”). We may request that the BofA Credit Facilities be increased through one or more increases in the Revolving Credit Facility or one or more increases in the BofA Term Loan Facility or the addition of new pari passu term loan tranches, for a maximum aggregate principal amount under the second amended and restated credit agreement not to exceed $1.5 billion.
The new Revolving Credit Facility matures on March 8, 2029, inclusive of two six-month extension periods and replaced the existing revolving credit facility that was due to mature in March 2025. The new BofA Term Loan Facility matures on March 8, 2029, inclusive of two twelve-month extension periods and replaced the existing term loan facility that was due to mature in March 2025. Initial interest rates on the new BofA Credit Facilities, which may change based on our leverage levels, are SOFR plus a benchmark adjustment of 10.0 basis points ("adjusted SOFR") plus 130 basis points for any drawn portion of the Revolving Credit Facility and adjusted SOFR plus 150 basis points for the BofA Term Loan Facility. In addition, the BofA Credit Facilities have a sustainability-linked pricing mechanism that reduces the borrowing spread if certain benchmarks are achieved each year. As of March 31, 2024, we had $120.0 million borrowings drawn on the Revolving Credit Facility and $95.0 million under the BofA Term Loan Facility.
On March 13, 2024, through our Operating Partnership, we entered into a third amendment to our credit agreement dated March 19, 2020 with Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto, which governs a senior unsecured term loan facility (the “Wells Term Loan Facility”). The Wells Term Loan Facility is in the original principal amount of $175.0 million and matures on December 31, 2026. The third amendment provides for, among other things, certain conforming changes to the BofA Credit Facilities agreement, including increases to the capitalization rate for certain of our properties. No other changes were made to the amount of the commitments, the maturity date of the outstanding loans or the covenants. We may request the Wells Term Loan Facility be increased through one or more increases or the addition of new pari passu term loan tranches, for a maximum aggregate principal amount not to exceed $225 million. As of March 31, 2024, our borrowings amounted to $175.0 million under the Wells Term Loan Facility.
The terms of both the BofA Credit Facilities and the Wells Term Loan Facility include customary covenants, including limitations on liens, investment, distributions, debt, fundamental changes, and transactions with affiliates and require certain customary financial reports. Both facilities also require compliance with financial ratios including a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a minimum unencumbered interest coverage ratio, and a maximum unsecured leverage ratio. The agreements governing both facilities also contain customary events of default (subject in certain cases to specified cure periods), including but not limited to non-payment, breach of covenants, representations or warranties, cross defaults, bankruptcy or other insolvency events, judgments, ERISA events, invalidity of loan documents, loss of real estate investment trust qualification, and occurrence of a change of control. As of March 31, 2024, we were in compliance with these covenants.
Senior Unsecured Notes
The terms of the senior unsecured notes include customary covenants, including limitations on liens, investment, distributions, debt, fundamental changes, and transactions with affiliates and require certain customary financial reports. The terms also require compliance with financial ratios including a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a minimum unencumbered interest coverage ratio, and a maximum unsecured leverage ratio. The agreements also contain customary events of default (subject in certain cases to specified cure periods), including but not limited to non-payment, breach of covenants, representations or warranties, cross defaults, bankruptcy or other insolvency events, judgments, ERISA events, the occurrence of certain change of control transactions and loss of real estate investment trust qualification. As of March 31, 2024, we were in compliance with these covenants.
On April 10, 2024, we entered into a Note Purchase Agreement with the purchasers named therein (the “Purchase Agreement”) in connection with a private placement of our Series I-K green guaranteed senior unsecured notes (the “Notes”). Under the Purchase Agreement, we will issue and sell $225 million aggregate principal amount of Notes, consisting of (a) $155 million aggregate principal amount of 7.20% Series I Green Guaranteed Senior Notes due June 17, 2029, (b) $45 million aggregate principal amount of 7.32% Series J Green Guaranteed Senior Notes due June 17, 2031 and (c) $25 million aggregate principal amount of 7.41% Series K Green Guaranteed Senior Notes due June 17, 2034. The sale and purchase of the Notes is scheduled to be held on June 17, 2024, subject to customary closing conditions. The issue price for the Notes is 100% of the aggregate principal amount thereof. Pursuant to the terms of the Purchase Agreement, we may prepay all or a portion of the Notes upon notice to the holders at a price equal to 100% of the principal amount so prepaid plus a make-whole premium as set forth in the Purchase Agreement. The Purchase Agreement contains customary covenants and customary events of default similar to those in our Series A-H senior unsecured notes.

6. Accounts Payable and Accrued Expenses
    Accounts payable and accrued expenses consisted of the following as of March 31, 2024 and December 31, 2023 (amounts in thousands):

	March 31, 2024	December 31, 2023
Accrued capital expenditures	$48,771	$51,815
Accounts payable and accrued expenses	37,674	44,169
Interest rate swap agreements liability	—	85
Accrued interest payable	4,560	3,687
Total accounts payable and accrued expenses	$91,005	$99,756
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
We have agreements with our derivative counterparties that contain a provision where if we either default or are capable of being declared in default on any of our indebtedness, then we could also be declared in default on our derivative obligations. As of March 31, 2024, we did not have derivatives in a net liability position.
As of March 31, 2024 and December 31, 2023, we had interest rate swaps and caps with an aggregate notional value of $586.3 million and $573.2 million, respectively. The notional value does not represent exposure to credit, interest rate or market risks. As of March 31, 2024, the fair value of our derivative instruments in an asset position amounted to $16.7 million, which is included in prepaid expenses and other assets on the condensed consolidated balance sheet. As of December 31, 2023, the fair value of our derivative instruments amounted to $11.8 million which is included in prepaid expenses and other assets, and ($0.1 million) which is included in accounts payable and accrued expenses on the condensed consolidated balance sheet. These interest rate swaps have been designated as cash flow hedges and hedge the variability in future cash flows associated with our existing variable-rate term loan facilities. Interest rate caps not designated as hedges are not speculative and are used to manage our exposure to interest rate movements, but do not meet the strict hedge accounting requirements.
As of March 31, 2024 and 2023, our cash flow hedges are deemed highly effective and a net unrealized gain (loss) of $5.9 million and $(6.7) million for the three months ended March 31, 2024 and 2023, respectively, relating to both active and terminated hedges of interest rate risk, are reflected in the condensed consolidated statements of comprehensive income. Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the debt. We estimate that $6.8 million net gain of the current balance held in accumulated other comprehensive income (loss) will be reclassified into interest expense within the next 12 months.

The table below summarizes the terms of agreements and the fair values of our derivative financial instruments as of March 31, 2024 and December 31, 2023 (amounts in thousands):

						March 31, 2024		December 31, 2023
Derivative	Notional Amount	Receive Rate	Pay Rate	Effective Date	Expiration Date	Asset	Liability	Asset	Liability
Interest rate swap	$36,820	70% of 1 Month SOFR	2.5000%	December 1, 2021	November 1, 2030	$659	$—	$64	$—
Interest rate swap	103,790	70% of 1 Month SOFR	2.5000%	December 1, 2021	November 1, 2033	1,898	—	—	(85)
Interest rate swap	10,710	70% of 1 Month SOFR	1.7570%	December 1, 2021	November 1, 2033	716	—	546	—
Interest rate swap	15,518	1 Month SOFR	2.2540%	December 1, 2021	November 1, 2030	951	—	782	—
Interest rate cap	6,780	70% of 1 Month SOFR	4.5000%	December 1, 2021	October 1, 2024	—	—	—	—
Interest rate cap	9,188	1 Month SOFR	5.5000%	December 1, 2021	October 1, 2024	2	—	4	—
Interest rate swap	175,000	SOFR Compound	2.5620%	August 31, 2022	December 31, 2026	7,633	—	5,637	—
Interest rate swap	107,500	SOFR Compound	2.6260%	August 19, 2022	March 19, 2025	2,364	—	2,384	—
Interest rate swap	107,500	SOFR OIS Compound	2.6280%	August 19, 2022	March 19, 2025	2,363	—	2,383	—
Interest rate cap	6,780	70% of 1 Month SOFR	4.5000%	October 1, 2024	November 1, 2030	44	—	—	—
Interest rate cap	6,676	1 Month SOFR	5.5000%	October 1, 2024	November 1, 2030	96	—	—	—
						$16,726	$—	$11,800	$(85)
The table below shows the effect of our derivative financial instruments designated as cash flow hedges on accumulated other comprehensive income (loss) for the three months ended March 31, 2024 and 2023 (amounts in thousands):

	Three Months Ended
Effects of Cash Flow Hedges	March 31, 2024	March 31, 2023
Amount of gain (loss) recognized in other comprehensive income (loss)	$8,198	$(5,402)
Amount of gain reclassified from accumulated other comprehensive income (loss) into interest expense	2,324	1,272
The table below shows the effect of our derivative financial instruments designated as cash flow hedges on the condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023 (amounts in thousands):

	Three Months Ended
Effects of Cash Flow Hedges	March 31, 2024	March 31, 2023
Total interest expense presented in the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded	$(25,128)	$(25,304)
Amount of gain reclassified from accumulated other comprehensive income (loss) into interest expense	2,324	1,272
Fair Valuation
The estimated fair values at March 31, 2024 and December 31, 2023 were determined by management, using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
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
The following tables summarize the carrying and estimated fair values of our financial instruments as of March 31, 2024 and December 31, 2023 (amounts in thousands):

	March 31, 2024
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Interest rate swaps and caps included in prepaid expenses and other assets	$16,726	$16,726	$—	$16,726	$—
Mortgage notes payable	876,497	765,660	—	—	765,660
Senior unsecured notes - Series A, B, C, D, E, F, G and H	973,926	872,714	—	—	872,714
Unsecured term loan facilities	268,503	270,000	—	—	270,000
Unsecured revolving credit facility	120,000	120,000	—	—	120,000

	December 31, 2023
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Interest rate swaps and caps included in prepaid expenses and other assets	$11,800	$11,800	$—	$11,800	$—
Interest rate swaps included in accounts payable and accrued expenses	85	85	—	85	—
Mortgage notes payable	877,388	774,280	—	—	774,280
Senior unsecured notes - Series A, B, C, D, E, F, G and H	973,872	882,242	—	—	882,242
Unsecured term loan facilities	389,286	390,000	—	—	390,000
Disclosure about the fair value of financial instruments is based on pertinent information available to us as of March 31, 2024 and December 31, 2023. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.
8. Leases
Lessor
We lease various spaces to tenants over terms ranging from one to 31 years. Certain leases have renewal options for additional terms. The leases provide for base monthly rentals and reimbursements for real estate taxes, escalations linked to the consumer price index or common area maintenance known as operating expense escalation. Operating expense reimbursements are reflected in our March 31, 2024 and 2023 condensed consolidated statements of operations as rental revenue.
Rental revenue includes fixed and variable payments. Fixed payments primarily relate to base rent and variable payments primarily relate to tenant expense reimbursements for certain property operating costs. The components of rental revenue for the three months ended March 31, 2024 and 2023 are as follows (amounts in thousands):

	Three Months Ended
Rental revenue	March 31, 2024	March 31, 2023
Fixed payments	$136,353	$124,564
Variable payments	17,529	15,527
Total rental revenue	$153,882	$140,091
As of March 31, 2024, we were entitled to the following future contractual minimum lease payments (excluding operating expense reimbursements) on non-cancellable operating leases to be received which expire on various dates through 2040 (amounts in thousands):

Remainder of 2024	$387,079
2025	520,046
2026	473,910
2027	452,849
2028	413,440
Thereafter	1,893,377
$4,140,701
The above future minimum lease payments exclude tenant recoveries and the net accretion of above-market leases and below-market lease intangibles. Some leases are subject to termination options generally upon payment of a termination fee. The preceding table is prepared assuming such options are not exercised.
Lessee
We determine if an arrangement is a lease at inception. Our operating lease agreements relate to three ground lease assets and are reflected in right-of-use assets of $28.4 million and lease liabilities of $28.4 million in our condensed consolidated balance sheets as of March 31, 2024. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Variable lease payments are excluded from the right-of-use assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred.
The ground leases are due to expire between the years 2050 and 2077, inclusive of extension options, and have no variable payments or residual value guarantees. As our leases do not provide an implicit rate, we determined our incremental borrowing rate based on information available at the date of adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842), in determining the present value of lease payments. The weighted average incremental borrowing rate used to calculate the right-of-use assets and lease liabilities as of March 31, 2024 was 4.5%. Rent expense for lease payments related to our operating leases is recognized on a straight-line basis over the non-cancellable term of the leases. The weighted average remaining lease term as of March 31, 2024 was 46.2 years.
As of March 31, 2024, the following table summarizes our future minimum lease payments discounted by our incremental borrowing rates to calculate the lease liabilities of our leases (amounts in thousands):

Remainder of 2024	$1,139
2025	1,518
2026	1,503
2027	1,482
2028	1,482
Thereafter	60,794
Total undiscounted cash flows	67,918
Present value discount	(39,540)
Ground lease liabilities	$28,378

9. Commitments and Contingencies
Legal Proceedings
Except as described below, as of March 31, 2024, we were not involved in any material litigation, nor, to our knowledge, was any material litigation threatened against us or our properties, other than routine litigation arising in the ordinary course of business such as disputes with tenants. We believe that the costs and related liabilities, if any, which may result from such actions will not materially affect our condensed consolidated financial position, operating results or liquidity.
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
Respondents believe that such award in favor of the Claimants is entirely without merit and sought to vacate that portion of the award. On July 31, 2023, the New York State court denied the Respondents’ petition to vacate in part and confirmed the award. On January 22, 2024, that court entered judgment in favor of the Claimants (save for one Claimant, whose petition to confirm is still pending in New York state court) in an amount of approximately $1.26 million, inclusive of interest. The Respondents believe those rulings are incorrect and have appealed them. In addition, certain of the Claimants in the federal court action brought to toll the statute of limitations and sought to pursue claims in that case against the Respondents. Respondents believe that any such claims are meritless. The magistrate judge assigned to the action has issued a Report and Recommendation rejecting the Claimants’ claims; the district judge will decide whether to adopt the Report and Recommendation.
Pursuant to indemnification agreements which were made with our directors, executive officers and chairman emeritus as part of our formation transactions, Anthony E. Malkin, Peter L. Malkin and Thomas N. Keltner, Jr. have defense and indemnity rights from us with respect to this arbitration.
Unfunded Capital Expenditures
At March 31, 2024, we estimate that we will incur approximately $125.2 million of capital expenditures (including tenant improvements and leasing commissions) on our properties pursuant to existing lease agreements. We expect to fund these capital expenditures with operating cash flow, cash on hand and other borrowings. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs. We expect that these financing requirements will be met in a similar fashion.
Concentration of Credit Risk
Financial instruments that subject us to credit risk consist primarily of cash and cash equivalents, restricted cash, short-term investments, tenant and other receivables and deferred rent receivables. At March 31, 2024, we held on deposit at various major financial institutions cash and cash equivalents and restricted cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation.
Asset Retirement Obligations
We are required to accrue costs that we are legally obligated to incur on retirement of our properties which result from acquisition, construction, development and/or normal operation of such properties. Retirement includes sale, abandonment or disposal of a property. Under that standard, a conditional asset retirement obligation represents a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within a company’s control and a liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated. Environmental site assessments and investigations have identified asbestos or asbestos-

containing building materials in certain of our properties. As of March 31, 2024, management has no plans to remove or alter these properties in a manner that would trigger federal and other applicable regulations for asbestos removal, and accordingly, the obligations to remove the asbestos or asbestos-containing building materials from these properties have indeterminable settlement dates. As such, we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligation. However ongoing asbestos abatement, maintenance programs and other required documentation are carried out as required and related costs are expensed as incurred.
Other Environmental Matters
Under various federal, state and/or local laws, ordinances and regulations, as a current or former owner or operator of real property, we may be liable for costs and damages resulting from the presence or release of hazardous substances, waste, or petroleum products at, on, in, under or from such property, including costs for investigation or remediation, natural resource damages, or third-party liability for personal injury or property damage. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence or release of such materials, and the liability may be joint and several. Some of our properties have been or may be impacted by contamination arising from current or prior uses of the property or adjacent properties for commercial, industrial or other purposes. Such contamination may arise from spills of petroleum or hazardous substances or releases from tanks used to store such materials. We also may be liable for the costs of remediating contamination at off-site disposal or treatment facilities when we arrange for disposal or treatment of hazardous substances at such facilities, regardless of whether we comply with environmental laws in doing so. The presence of contamination or the failure to remediate contamination on our properties may adversely affect our ability to attract and/or retain tenants, and our ability to develop or sell or borrow against those properties. In addition to potential liability for cleanup costs, private plaintiffs may bring claims for personal injury, property damage or for similar reasons. Environmental laws also may create liens on contaminated sites in favor of the government for damages and costs it incurs to address such contamination. Moreover, if contamination is discovered on our properties, environmental laws may impose restrictions on the manner in which that property may be used or how businesses may be operated on that property.
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
As of March 31, 2024, with the exception of the Westport assets, management believes that there are no obligations related to environmental remediation other than maintaining the affected sites in conformity with the relevant authority’s mandates and filing the required documents. All such maintenance costs are expensed as incurred. However, we cannot be certain that we have identified all environmental liabilities at our properties, that all necessary remediation actions have been or will be undertaken at our properties or that we will be indemnified, in full or at all, in the event that such environmental liabilities arise.
Insurance Coverage
We carry insurance coverage on our properties of types and in amounts with deductibles that we believe are in line with coverage customarily obtained by owners of similar properties.
10. Capital
As of March 31, 2024, there were 163,815,629 shares of Class A common stock, 982,689 shares of Class B common stock and 109,217,835 operating partnership units outstanding. The controlling interest of 60.1% is owned by ESRT. The other 39.9% non-controlling interest in the OP is diversified among various limited partners, some of whom include Company directors, senior management and employees. ESRT has two classes of common stock as a means to give its OP Unit holders voting rights in the public company that correspond to their economic interest in the combined entity. A one-time option was created at our formation transactions for any pre-IPO OP Unit holder to exchange one OP Unit out of every 50 OP Units they owned for one ESRT Class B share, and such ESRT Class B share carries 50 votes per share.
Stock and Publicly Traded Operating Partnership Unit Repurchase Program
ESRT's Board of Directors authorized the repurchase of up to $500 million of ESRT Class A common stock and our Series ES, Series 250 and Series 60 operating partnership units from January 1, 2024 through December 31, 2025. Under the program, ESRT may purchase ESRT Class A common stock and we may purchase our Series ES, Series 250 and Series 60 operating partnership units in accordance with applicable securities laws from time to time in the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by ESRT and us at our discretion and will be subject to stock price, availability, trading volume, general market conditions, and applicable securities laws. The authorization does not obligate ESRT or us to acquire any particular amount of securities, and the program may be suspended or discontinued at ESRT's and our discretion without prior notice. As of March 31, 2024, we had $500.0 million remaining of the authorized repurchase amount. There were no repurchases of equity securities during the three months ended March 31, 2024.

Private Perpetual Preferred Units
As of March 31, 2024, there were 4,664,038 Series 2019 Preferred Units ("Series 2019 Preferred Units") and 1,560,360 Series 2014 Private Perpetual Preferred Units ("Series 2014 Preferred Units") outstanding. The Series 2019 Preferred Units have a liquidation preference of $13.52 per unit and are entitled to receive cumulative preferential annual cash distributions of $0.70 per unit payable in arrears on a quarterly basis. The Series 2014 Preferred Units which have a liquidation preference of $16.62 per unit and are entitled to receive cumulative preferential annual cash distributions of $0.60 per unit payable in arrears on a quarterly basis. Both series are not redeemable at the option of the holders and are redeemable at our option only in the case of specific defined events.
Distributions
Total distributions paid to OP unitholders were $9.5 million and $8.7 million for the three months ended March 31, 2024 and 2023, respectively. Total distributions paid to preferred unitholders were $1.1 million and $1.1 million for the three months ended March 31, 2024 and 2023, respectively.
Incentive and Share-Based Compensation
On May 16, 2019, the Empire State Realty Trust, Inc. Empire State Realty OP, L.P. 2019 Equity Incentive Plan (the “2019 Plan”) was approved by our shareholders. The 2019 Plan provides for grants to directors, employees and consultants of ESRT and the Operating Partnership, including options, restricted stock, restricted stock units, stock appreciation rights, performance awards, dividend equivalents and other equity-based awards and replaced the First Amended and Restated Empire State Realty Trust, Inc. and Empire State Realty OP, L.P. 2013 Equity Incentive Plan ("2013 Plan", and collectively with the 2019 Plan, the "Plans"). The shares of ESRT Class A common stock underlying any awards under the Plans that are forfeited, canceled or otherwise terminated, other than by exercise, will be added back to the shares of ESRT Class A common stock available for issuance under the 2019 Plan. Shares tendered or held back upon exercise of a stock option or settlement of an award under the Plans to cover the exercise price or tax withholding and shares subject to a stock appreciation right that are not issued in connection with the stock settlement of the stock appreciation right upon exercise thereof, will not be added back to the shares of ESRT Class A common stock available for issuance under the 2019 Plan. In addition, shares of ESRT Class A common stock repurchased on the open market will not be added back to the shares of ESRT Class A common stock available for issuance under the 2019 Plan.
An aggregate of approximately 11.0 million shares of ESRT common stock was authorized for issuance under awards granted pursuant to the 2019 Plan, and as of March 31, 2024, 1.0 million shares of common stock remain available for future issuance.
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
In March 2024, we made grants of LTIP units to executive officers under the 2019 Plan, including a total of 1,191,241 LTIP units that are subject to time-based vesting, 891,213 LTIP units that are subject to market-based vesting and 689,500 units that are subject to performance-based vesting with fair market values of $9.7 million, $5.4 million and $5.4 million, respectively. In March 2024, we made grants of LTIP units and restricted stock to certain other employees under the 2019 Plan, including a total of 130,016 LTIP units and 259,927 shares of restricted stock that are subject to time-based vesting, 118,919 LTIP units that are subject to market-based vesting and 91,901 LTIP units that are subject to performance-based vesting, with fair market values of $1.2 million and $2.6 million, respectively, for the time-based vesting awards, $0.9 million for the market-based vesting awards and $0.9 million for the performance-based vesting awards. The awards subject to time-based vesting vest ratably over a period of years, subject generally to the grantee's continued employment. The vesting of the LTIP units subject to market-based vesting is based on the achievement of relative total stockholder return hurdles over a three-year performance period. The vesting of the LTIP units subject to performance-based vesting is based on the achievement of (i) operational metrics over a one-year performance period, subject to a three-year absolute TSR modifier, and (ii) environmental, social and governance ("ESG") metrics over a three-year performance period.
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
LTIP units and ESRT restricted stock issued during the three months ended March 31, 2024 were valued at $26.1 million. The weighted average per unit or share fair value was $7.74 for grants issued for the three months ended March 31, 2024. The fair value per unit or share granted in 2024 was estimated on the respective dates of grant using the following assumptions: an expected life from 2.0 to 5.3 years, a dividend rate of 1.6%, a risk-free interest rate from 4.4% to 5.1%, and an expected price volatility from 37.0% to 48.0%. No other stock options, dividend equivalents, or stock appreciation rights were issued during the three months ended March 31, 2024.
The following is a summary of ESRT restricted stock and LTIP unit activity for the three months ended March 31, 2024:

	Restricted Stock	Time-based LTIPs	Market-based LTIPs	Performance-based LTIPs	Weighted Average Grant Fair Value
Unvested balance at December 31, 2023	598,289	3,297,550	2,738,812	1,276,363	$6.60
Vested	(184,914)	(994,308)	(422,430)	—	7.53
Granted	259,927	1,321,257	1,010,132	781,401	7.74
Forfeited or unearned	(180)	—	(228,660)	—	6.98
Unvested balance at March 31, 2024	673,122	3,624,499	3,097,854	2,057,764	$6.84
The time-based LTIPs and ESRT restricted stock awards are treated for accounting purposes as immediately vested upon the later of (i) the date the grantee attains the age of 60 or 65, as applicable, and (ii) the date on which grantee has first completed the requisite years of continuous service with our Company or its affiliates. For award agreements that qualify, we recognize noncash compensation expense on the grant date for the time-based awards and ratably over the vesting period for the market-based and performance-based awards, and accordingly, we recognized $0.7 million and $0.7 million for the three months ended March 31, 2024 and 2023, respectively. Unrecognized compensation expense was $16.6 million at March 31, 2024, which will be recognized over a weighted average period of 2.8 years.

For the remainder of the LTIP unit and ESRT restricted stock awards, we recognized noncash compensation expense ratably over the vesting period, and accordingly, we recognized noncash compensation expense of $2.7 million and $3.7 million for the three months ended March 31, 2024 and 2023, respectively. Unrecognized compensation expense was $31.2 million at March 31, 2024, which will be recognized over a weighted average period of 2.6 years.
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
For the three months ended March 31, 2024 and 2023, earnings per unit is computed as follows (amounts in thousands, except per share amounts):

	Three Months Ended
	March 31, 2024	March 31, 2023
Numerator:
Net income	$10,215	$11,694
Private perpetual preferred unit distributions	(1,050)	(1,050)
Net (income) loss attributable to non-controlling interests in other partnerships	(4)	43
Net income attributable to common unitholders – basic and diluted	$9,161	$10,687

Denominator:
Weighted average units outstanding – basic	264,562	264,493
Effect of dilutive securities:
Stock-based compensation plans	2,932	704
Weighted average units outstanding –- diluted	267,494	265,197

Earnings per unit:
Basic	$0.03	$0.04
Diluted	$0.03	$0.04
There were zero antidilutive shares and LTIP units for the three months ended March 31, 2024 and 2023, respectively.
11. Related Party Transactions
Supervisory Fee Revenue
Since we became a public company, we have earned supervisory fees from entities affiliated with Anthony E. Malkin, our Chairman and Chief Executive Officer. These fees were $0.2 million and $0.2 million for the three months ended March 31, 2024 and 2023, respectively. These fees are included within third-party management and other fees.
Property Management Fee Revenue
Since we became a public company, we have earned property management fees from entities affiliated with Anthony E. Malkin. These fees were $0.1 million and $0.1 million for the three months ended March 31, 2024 and 2023, respectively. These fees are included within third-party management and other fees.

Other
We receive rent generally at the market rental rate for 5,447 square feet of leased space from an entity affiliated with Anthony E. Malkin at one of our properties. Under the lease, the tenant has the right to cancel such lease without special payment on 90 days’ notice. We also have a shared use agreement with such tenant, to occupy a portion of the leased premises as the office location for Peter L. Malkin, our chairman emeritus, utilizing approximately 15% of the space, for which we pay to such tenant an allocable pro rata share of the cost. We also have agreements with these entities and excluded properties and businesses to provide them with general computer-related support services. Total aggregate revenue was $0.1 million and $0.1 million for the three months ended March 31, 2024 and 2023, respectively.
One of our directors, Hannah Yang, is sister to Heela Yang, who is Founder and Chief Executive Officer of Sol de Janerio USA, a tenant at One Grand Central Place — the lease is projected to commence on January 1, 2025 with a starting annualized rent of $3.5 million. Sol de Janerio is a subsidiary of L’Occitane, a tenant at 111 W. 33rd Street.
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
The following tables provide components of segment net income for each segment for the three months ended March 31, 2024 and 2023 (amounts in thousands):

	Three Months Ended March 31, 2024
	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Rental revenue	$153,882	$—	$—	$153,882
Intercompany rental revenue	16,067	—	(16,067)	—
Observatory revenue	—	24,596	—	24,596
Third-party management and other fees	265	—	—	265
Other revenue and fees	2,436	—	—	2,436
Total revenues	172,650	24,596	(16,067)	181,179
Operating expenses:
Property operating expenses	45,060	—	—	45,060
Intercompany rent expense	—	16,067	(16,067)	—
Ground rent expenses	2,331	—	—	2,331
General and administrative expenses	15,972	—	—	15,972
Observatory expenses	—	8,431	—	8,431
Real estate taxes	32,241	—	—	32,241
Depreciation and amortization	46,044	37	—	46,081
Total operating expenses	141,648	24,535	(16,067)	150,116
Total operating income	31,002	61	—	31,063
Other income (expense):
Interest income	4,140	38	—	4,178
Interest expense	(25,128)	—	—	(25,128)
Loss on early extinguishment of debt	(553)	—	—	(553)
Income before income taxes	9,461	99	—	9,560
Income tax (expense) benefit	(113)	768	—	655
Net income	$9,348	$867	$—	$10,215
Segment assets	$3,931,685	$258,902	$—	$4,190,587
Expenditures for segment assets	$47,645	$39	$—	$47,684

	Three Months Ended March 31, 2023
	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Rental revenue	$140,091	$—	$—	$140,091
Intercompany rental revenue	15,914	—	(15,914)	—
Observatory revenue	—	22,154	—	22,154
Third-party management and other fees	427	—	—	427
Other revenue and fees	1,950	—	—	1,950
Total revenues	158,382	22,154	(15,914)	164,622
Operating expenses:
Property operating expenses	42,044	—	—	42,044
Intercompany rent expense	—	15,914	(15,914)	—
Ground rent expenses	2,331	—	—	2,331
General and administrative expenses	15,708	—	—	15,708
Observatory expenses	—	7,855	—	7,855
Real estate taxes	31,788	—	—	31,788
Depreciation and amortization	47,364	44	—	47,408
Total operating expenses	139,235	23,813	(15,914)	147,134
Total operating income (loss)	19,147	(1,659)	—	17,488
Other income (expense):
Interest income	2,558	37	—	2,595
Interest expense	(25,304)	—	—	(25,304)
Gain on sale of property	15,696	—	—	15,696
Income (loss) before income taxes	12,097	(1,622)	—	10,475
Income tax (expense) benefit	(198)	1,417	—	1,219
Net income (loss)	$11,899	$(205)	$—	$11,694
Segment assets	$3,903,661	$253,702	$—	$4,157,363
Expenditures for segment assets	$34,536	$58	$—	$34,594

13. Subsequent Events
None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context otherwise requires or indicates, references in this section to “we,” “our,” and “us” refer to the Empire State Realty OP, L.P. and its consolidated subsidiaries. This Management’s Discussion and Analysis provides a comparison of our performance for the three-month periods ended March 31, 2024 with the corresponding three-month periods ended March 31, 2023 and reviews our financial position as of March 31, 2024. The following discussion related to our consolidated financial statements should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K.
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
Many important factors could cause actual results, performance, achievements, and future events to differ materially from those set forth, implied, anticipated, expected, projected, assumed or contemplated in the forward-looking statements, including, among other things: (i) economic, market, political and social impact of, and uncertainty relating to, any catastrophic events, including pandemics, epidemics or other outbreaks of disease, climate-related risks such as natural disasters and extreme weather events, terrorism and other armed hostilities, as well as cybersecurity threats and technology disruptions; (ii) a failure of conditions or performance regarding any event or transaction described herein; (iii) resolution of legal proceedings involving the Company; (iv) reduced demand for office, multifamily or retail space, including as a result of the changes in the use of office space and remote work; (v) changes in our business strategy; (vi) a decline in Observatory visitors due to changes in domestic or international tourism, including due to health crises, geopolitical events, currency exchange rates, and/or competition from other observatories; (vii) defaults on, early terminations of, or non-renewal of, leases by tenants; (viii) increases in the Company’s borrowing costs as a result of changes in interest rates and other factors; (ix) declining real estate valuations and impairment charges; (x) termination of our ground leases; (xi) limitations on our ability to pay down, refinance, restructure or extend our indebtedness or borrow additional funds; (xii) decreased rental rates or increased vacancy rates; (xiii) difficulties in executing capital projects or development projects successfully or on the anticipated timeline or budget; (xiv) difficulties in identifying and completing acquisitions; (xv) impact of changes in governmental regulations, tax laws and rates and similar matters; (xvi) our failure to qualify as a REIT; (xvii) incurrence of taxable capital gain on disposition of an asset due to failure of compliance with a 1031 exchange program; and (xviii) failure to achieve sustainability metrics and goals, including as a result of tenant collaboration, and impact of governmental regulation on our sustainability efforts. For a further discussion of these and other factors that could impact the Company's future results, performance, or transactions, see the section entitled “Risk Factors” in the Company’s Annual Report, and other risks described in documents subsequently filed by the Company from time to time with the SEC.
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
Overview
Highlights for the three months ended March 31, 2024
•Net income attributable to common unitholders of $9.2 million.
•Core Funds From Operations ("Core FFO") of $56.5 million attributable to common unitholders.

•Signed a total of 248,108 rentable square feet of new, renewal, and expansion leases.
•Commercial portfolio 91.1% leased, Manhattan office portfolio 92.7% leased.
•Empire State Building Observatory generated $16.2 million of net operating income.
Results of Operations
The discussion below relates to our results of operations for the three months ended March 31, 2024 and 2023, respectively.
Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023
The following table summarizes our historical results of operations for the three months ended March 31, 2024 and 2023, respectively (amounts in thousands):

	Three Months Ended March 31,
	2024			2023			Change	%
	Real Estate Segment	Observatory Segment	Total	Real Estate Segment	Observatory Segment	Total
Revenues:
Rental revenue	$153,882	$—	$153,882	$140,091	$—	$140,091	$13,791	9.8%
Observatory revenue	—	24,596	24,596	—	22,154	22,154	2,442	11.0%
Third-party management and other fees	265	—	265	427	—	427	(162)	(37.9)%
Other revenues and fees	2,436	—	2,436	1,950	—	1,950	486	24.9%
Total revenues	156,583	24,596	181,179	142,468	22,154	164,622	16,557	10.1%
Operating expenses:
Property operating expenses	45,060	—	45,060	42,044	—	42,044	(3,016)	(7.2)%
Ground rent expenses	2,331	—	2,331	2,331	—	2,331	—	—%
General and administrative expenses	15,972	—	15,972	15,708	—	15,708	(264)	(1.7)%
Observatory expenses	—	8,431	8,431	—	7,855	7,855	(576)	(7.3)%
Real estate taxes	32,241	—	32,241	31,788	—	31,788	(453)	(1.4)%
Depreciation and amortization	46,044	37	46,081	47,364	44	47,408	1,327	2.8%
Total operating expenses	141,648	8,468	150,116	139,235	7,899	147,134	(2,982)	(2.0)%
Operating income	14,935	16,128	31,063	3,233	14,255	17,488	13,575	77.6%
Intercompany rent revenue (expense)	16,067	(16,067)	—	15,914	(15,914)	—	—	—%
Other income (expense):
Interest income	4,140	38	4,178	2,558	37	2,595	1,583	61.0%
Interest expense	(25,128)	—	(25,128)	(25,304)	—	(25,304)	176	0.7%
Loss on early extinguishment of debt	(553)	—	(553)	—	—	—	(553)	N/A
Gain on disposition of property	—	—	—	15,696	—	15,696	(15,696)	(100.0)%
Income before income taxes	9,461	99	9,560	12,097	(1,622)	10,475	(915)	(8.7)%
Income tax (expense) benefit	(113)	768	655	(198)	1,417	1,219	(564)	(46.3)%
Net income (loss)	9,348	867	10,215	11,899	(205)	11,694	(1,479)	(12.6)%
Private perpetual preferred unit distributions	(1,050)	—	(1,050)	(1,050)	—	(1,050)	—	—%
Net (income) loss attributable to non-controlling interests in other partnerships	(4)	—	(4)	43	—	43	(47)	(109.3)%
Net income (loss) attributable to common unitholders	$8,294	$867	$9,161	$10,892	$(205)	$10,687	$(1,526)	(14.3)%
Real Estate Segment
Rental Revenue
The increase in rental revenue was primarily attributable to higher write-offs of straight-line receivables and uncollectible tenant receivables and higher rent concessions during the three months period March 31, 2023 compared to the three months period March 31, 2024. Higher tenant escalations and real estate tax escalations during the period March 31, 2024 also contributed to the increase.

Property Operating Expenses
The increase in property operating expenses was primarily due to higher repair and maintenance costs, higher utilities costs, and higher payroll costs during the three months period March 31, 2024 compared to the three months period March 31, 2023.
Interest Income
The increase in interest income in the three months ended March 31, 2024 reflects higher interest rates and cash balances compared to the three months ended March 31, 2023.
Gain on Sale/Disposition of Property
The gain on disposition activity for the three months ended March 31, 2023 relates to the disposition of 69-97 and 103-107 Main Street in Westport, Connecticut in February 2023.
Observatory Segment
Observatory Revenue
Observatory revenues were higher driven by increased visitation and revenue per visitor during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, and helped by the shift in the timing of the Easter holiday that fell in March during 2024 as compared to April in 2023.

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
At March 31, 2024, we had $333.6 million available in cash and cash equivalents, and $500.0 million available under our unsecured revolving credit facility.
As of March 31, 2024, we had approximately $2.2 billion of total consolidated indebtedness outstanding, with a weighted average interest rate of 3.97% and a weighted average maturity of 5.4 years.
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
On March 28, 2024, we executed a buyout of our partner's 10% interest in two of our multifamily properties located at 561 10th Avenue and 345 East 94th Street in Manhattan for $14.2 million in cash and the assumption of $18.0 million of in-place debt and now own 100% of the ownership interests in these assets.
Unsecured Revolving Credit and Term Loan Facilities
During March 2024, we closed on the BofA Credit Facilities, a $715 million, five-year unsecured credit agreement which consists of the $620.0 million Revolving Credit Facility and the $95.0 million BofA Term Loan Facility. The Revolving Credit Facility matures on March 8, 2029, inclusive of two six-month extension periods and replaced the existing revolving credit facility that was due to mature in March 2025. The BofA Term Loan Facility matures on March 8, 2029, inclusive of two twelve-month extension periods and replaced the existing term loan facility that matures in March 2025. Initial interest rates on the new facility, which may change based on our leverage levels, are adjusted SOFR plus 130 basis points for any drawn portion of the Revolving Credit Facility and adjusted SOFR plus 150 basis points for the BofA Term Loan Facility. In addition, the BofA Credit Facilities have a sustainability-linked pricing mechanism that reduces the borrowing spread if certain benchmarks are achieved each year. See "Financial Statements - Note 5 Debt" for a summary of our unsecured revolving credit and term loan facilities.
Financial Covenants
As of March 31, 2024, we were in compliance with the following financial covenants:

Financial Covenant	Required	March 31, 2024	In Compliance
Maximum total leverage	< 60%	34.7%	Yes
Maximum secured leverage	< 40%	14.6%	Yes
Minimum fixed charge coverage	> 1.50x	3.2x	Yes
Minimum unencumbered interest coverage	> 1.75x	5.7x	Yes
Maximum unsecured leverage	< 60%	24.3%	Yes
Mortgage Debt
As of March 31, 2024, mortgage notes payable, net, amounted to $876.5 million. The next mortgage debt maturity is November 2024.
In April 2024, we worked with the First Stamford Place mortgage lender to structure a cooperative consensual foreclosure, which is anticipated to be completed by June 30, 2024. Upon completion, this transaction is expected to eliminate a $175.9 million liability that matures in July 2027 from the balance sheet.
See "Financial Statements - Note 5 Debt" for more information on mortgage debt.
Senior Unsecured Notes
The terms of the senior unsecured notes include customary covenants, including limitations on liens, investment, distributions, debt, fundamental changes, and transactions with affiliates and require certain customary financial reports. The terms also require compliance with financial ratios including a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a minimum unencumbered interest coverage ratio, and a maximum unsecured leverage ratio. The agreements also contain customary events of default (subject in certain cases to specified cure periods), including but not limited to non-payment, breach of covenants, representations or warranties, cross defaults, bankruptcy or other insolvency events, judgments, ERISA events, the occurrence of certain change of control transactions and loss of real estate investment trust qualification. As of March 31, 2024, we were in compliance with these covenants.
On April 10, 2024, we entered into the Purchase Agreement in connection with a private placement of the Notes. Under the Purchase Agreement, we will issue and sell an aggregate $225 million principal amount of its Notes, consisting of (a) $155 million aggregate principal amount of 7.20% Series I Green Guaranteed Senior Notes due June 17, 2029, (b) $45 million aggregate principal amount of 7.32% Series J Green Guaranteed Senior Notes due June 17, 2031 and (c) $25 million aggregate principal amount of 7.41% Series K Green Guaranteed Senior Notes due June 17, 2034. The sale and purchase of the Notes is scheduled to be held on June 17, 2024, subject to customary closing conditions. The issue price for the Notes is 100% of the aggregate principal amount thereof. Pursuant to the terms of the Purchase Agreement, we may prepay all or a portion of the Notes upon notice to the holders at a price equal to 100% of the principal amount so prepaid plus a make-whole premium as set forth in the Purchase Agreement. The Purchase Agreement contains customary covenants and customary events of default similar to those in our Series A-H senior unsecured notes. See "Financial Statements - Note 5 Debt" for more information on senior unsecured notes.

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
Office Properties(1)(5)

	Three Months Ended March 31,
Total New Leases, Expansions, and Renewals	2024	2023
Number of leases signed(2)	22	18
Total square feet	245,650	201,145
Leasing commission costs per square foot(3)	$22.96	$20.99
Tenant improvement costs per square foot(3)	87.98	83.39
Total leasing commissions and tenant improvement costs per square foot(3)	$110.94	$104.38
Retail Properties(4)(5)

	Three Months Ended March 31,
Total New Leases, Expansions, and Renewals	2024	2023
Number of leases signed(2)	1	1
Total square feet	2,458	912
Leasing commission costs per square foot(3)	$193.06	$—
Tenant improvement costs per square foot(3)	50.00	—
Total leasing commissions and tenant improvement costs per square foot(3)	$243.06	$—
_______________
(1)Excludes an aggregate of 488,569 and 498,196 rentable square feet of retail space in our Manhattan office in 2024 and 2023, respectively. Includes the Empire State Building broadcasting licenses and Observatory operations.
(2)Presents a renewed and expansion lease as one lease signed.
(3)Presents all tenant improvement and leasing commission costs as if they were incurred in the period in which the lease was signed, which may be different than the period in which they were actually paid.
(4)Includes an aggregate of 488,569 and 498,196 rentable square feet of retail space in our Manhattan office in 2024 and 2023, respectively. Excludes the Empire State Building broadcasting licenses and Observatory operations.
(5)The tables above exclude our multifamily properties.

	Three Months Ended March 31,
Total Commercial Portfolio	2024	2023
Capital expenditures (1)	$20,144	$12,945
_______________
(1)Includes all capital expenditures, excluding tenant improvements and leasing commission costs.
As of March 31, 2024, we expect to incur additional costs relating to obligations under existing lease agreements of approximately $125.2 million for tenant improvements and leasing commissions. We intend to fund the tenant improvements and leasing commission costs through a combination of operating cash flow, cash on hand and borrowings.
Capital expenditures are considered part of both our short-term and long-term liquidity requirements. We intend to fund capital improvements through a combination of operating cash flow, cash on hand and borrowings.

Off-Balance Sheet Arrangements
As of March 31, 2024, we did not have any off-balance sheet arrangements.
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
Distribution to Equity Holders
Distributions and dividends amounting to $10.6 million and $9.7 million have been made to equity holders for the three months ended March 31, 2024 and 2023, respectively.
Stock and Publicly Traded Operating Partnership Unit Repurchase Program
ESRT's Board of Directors authorized the repurchase of up to $500 million of ESRT Class A common stock and our Series ES, Series 250 and Series 60 operating partnership units from January 1, 2024 through December 31, 2025. Under the program, ESRT may purchase ESRT Class A common stock and we may purchase our Series ES, Series 250 and Series 60 operating partnership units in accordance with applicable securities laws from time to time in the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by ESRT and us at our discretion and will be subject to stock price, availability, trading volume, general market conditions, and applicable securities laws. The authorization does not obligate ESRT or us to acquire any particular amount of securities, and the program may be suspended or discontinued at ESRT's and our discretion without prior notice. As of March 31, 2024, we had $500 million remaining of the authorized repurchase amount. There were no repurchases of equity securities during the three months ended March 31, 2024. See "Financial Statements - Note 10. Capital."
Cash Flows
Comparison of Three Months Ended March 31, 2024 to the Three Months Ended March 31, 2023
Net cash. Cash and cash equivalents and restricted cash were $385.3 million and $380.8 million, respectively, as of March 31, 2024 and 2023. The increase was primarily the result of the following changes in cash flows:

Operating activities. Net cash provided by operating activities decreased by $15.5 million to $70.9 million due to changes in working capital, particularly a reduction in security deposits as more tenants replaced cash deposits with letters of credit in the current period.
Investing activities. Net cash used in investing activities increased by $68.7 million to $71.3 million primarily due to the acquisition of non-controlling interests in other partnerships (see "Financial Statements - Note 3. Acquisitions and Dispositions") as well as there being no proceeds from the disposition of property in the current period. Also during the current period, we paid post-closing costs on a prior period sale of property and spent more on capital expenditures.
Financing activities. Net cash used in financing activities increased by $3.7 million to $21.3 million primarily due to financing costs in connection with the recast of our revolving credit and term loan facilities in the current period.
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
The following table presents a reconciliation of our net income, the most directly comparable GAAP measure, to NOI for the periods presented (amounts in thousands):

	Three Months Ended March 31,
	2024	2023
	(unaudited)
Net income	$10,215	$11,694
Add:
General and administrative expenses	15,972	15,708
Depreciation and amortization	46,081	47,408
Interest expense	25,128	25,304
Loss on early extinguishment of debt	553	—
Income tax benefit	(655)	(1,219)
Less:
Gain on sale/disposition of property	—	(15,696)
Third-party management and other fees	(265)	(427)
Interest income	(4,178)	(2,595)
Net operating income	$92,851	$80,177

Other Net Operating Income Data
Straight-line rental revenue	$3,061	$556
Net increase in rental revenue from the amortization of above-and below-market lease assets and liabilities	$514	$703
Amortization of acquired below-market ground leases	$1,958	$1,958
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
The following table presents a reconciliation of our net income, the most directly comparable GAAP measure, to FFO, Modified FFO and Core FFO for the periods presented (amounts in thousands):

	Three Months Ended March 31,
	2024	2023
	(unaudited)
Net income	$10,215	$11,694
Non-controlling interests in other partnerships	(4)	43
Private perpetual preferred unit distributions	(1,050)	(1,050)
Real estate depreciation and amortization	44,857	46,024
Gain on disposition of property	—	(15,696)
FFO attributable to common unitholders	54,018	41,015
Amortization of below-market ground leases	1,958	1,958
Modified FFO attributable to common unitholders	55,976	42,973
Loss on early extinguishment of debt	553	—
Core FFO attributable to common unitholders	$56,529	$42,973

Weighted average Operating Partnership units
Basic	264,562	264,493
Diluted	267,494	265,197

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
As of March 31, 2024, there were approximately 0.8 million rentable square feet of space in our portfolio available to lease (excluding leases signed but not yet commenced) representing 8.9% of the net rentable square footage of the properties in our commercial portfolio. In addition, leases representing 6.2% and 6.5% of net rentable square footage of the properties in our commercial portfolio will expire in 2024 and in 2025, respectively. These leases are expected to represent approximately 6.0% and 7.5%, respectively, of our annualized rent for such periods. Our revenues and results of operations can be impacted by expiring leases that are not renewed or re-leased or that are renewed or re-leased at base rental rates equal to, above or below the current average base rental rates. Further, our revenues and results of operations can also be affected by downtime after space is vacated and the costs we incur to re-lease available space, including payment of leasing commissions, redevelopments and build-to-suit remodeling that may not be borne by the tenant.
Observatory Operations
For the three months ended March 31, 2024, the Observatory hosted 485,000 visitors, compared to 443,000 visitors for the three months ended March 31, 2023, an increase of 9%. Observatory revenue for the three months ended March 31, 2024 was $24.6 million, an 11% increase from $22.2 million for the three months ended March 31, 2023. The Observatory revenue increase was driven by higher visitation levels in 2024.
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
Outlook
Year to date in 2024, ESRT has seen sustained demand for our properties, marked by solid leasing activity and Observatory performance.
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
Despite this global economic backdrop, we believe that ESRT is in a good competitive position with diversified drivers of income across office, retail, multifamily and the Empire State Building Observatory. ESRT’s New York City-focused portfolio is modernized, amenitized, well-located and energy efficient, with indoor environmental quality, competitive rental rates and strong leased percentages. We believe our business is further fortified by the continued performance of our Observatory attraction.
In addition to our diversified portfolio, our business is supported by a well-positioned balance sheet, modest leverage and good access to liquidity as set forth herein. The absence of near term debt maturities or floating rate debt exposure provides an added degree of security in a rising rate environment. We have been able to execute on capital recycling, acquisitions, and buybacks. As we navigate these uncertain times, we remain prepared for various challenges and situations.
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
As of March 31, 2024, we have interest rate SOFR swap and cap agreements with an aggregate notional value of $586.3 million and which mature between October 1, 2024 and November 1, 2033. The "variable to fixed" interest rate swaps have been designated as cash flow hedges and are deemed highly effective with fair values in an asset position of $16.7 million and are included in prepaid expenses and other assets on the condensed consolidated balance sheet as of March 31, 2024.
As of March 31, 2024, the weighted average interest rate on the $2.2 billion of fixed-rate indebtedness outstanding was 3.97% per annum, with maturities at various dates through March 17, 2035.
As of March 31, 2024, the fair value of our outstanding debt was approximately $2.0 billion, which was approximately $210.6 million less than the book value as of such date. Interest risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure.
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
As of March 31, 2024, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of ESRT management, including ESRT's Chief Executive Officer, its President, and its Chief Financial Officer & Chief Accounting Officer, regarding the effectiveness of our disclosure controls and procedures at the end of the period covered by this report. Based on the foregoing, ESRT's Chief Executive Officer, its President, and its Chief Financial Officer & Chief Accounting Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including ESRT's Chief Executive Officer, its President, and its Chief Financial Officer & Chief Accounting Officer, as appropriate to allow for timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
No changes to our internal control over financial reporting were identified in connection with the evaluation referenced above that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See “Financial Statements – Note 9 Commitments and Contingencies” for a description of legal proceedings.

ITEM 1A. RISK FACTORS
As of March 31, 2024, there have been no material changes to the risk factors. See the section entitled "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2023 and any additional factors that may be contained in any filing we make with the SEC.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.
Recent Purchases of Equity Securities
Stock and Publicly Traded Operating Partnership Unit Repurchase Program
ESRT's Board of Directors authorized the repurchase of up to $500 million of ESRT Class A common stock and our Series ES, Series 250 and Series 60 operating partnership units from January 1, 2024 through December 31, 2025. Under the program, ESRT may purchase ESRT Class A common stock and we may purchase our Series ES, Series 250 and Series 60 operating partnership units in accordance with applicable securities laws from time to time in the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by ESRT and us at our discretion and will be subject to stock price, availability, trading volume, general market conditions, and applicable securities laws. The authorization does not obligate ESRT or us to acquire any particular amount of securities, and the program may be suspended or discontinued at ESRT's and our discretion without prior notice. As of March 31, 2024, we had $500.0 million remaining of the authorized repurchase amount. There were no repurchases of equity securities during the three months ended March 31, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
(a) None.
(b) None.
(c) During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1*
Second Amended and Restated Credit Agreement, dated March 8, 2024, among Empire State Realty OP, L.P., as borrower, Empire State Realty Trust, Inc., Bank of America, N.A., as administrative agent and the lenders and letter of credit issuers party thereto.

10.2*
Third Amendment to Credit Agreement, dated March 13, 2024, among Empire State Realty OP, L.P., as borrower, Empire State Realty Trust, Inc., the subsidiary guarantors party thereto, Wells Fargo National Association, as administrative agent and the lenders party thereto.

10.3
Note Purchase Agreement, dated April 10, 2024, among Empire State Realty OP, L.P., Empire State Realty Trust, Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed April 11, 2024).

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
EMPIRE STATE REALTY OP, L.P.
By: Empire State Realty Trust, Inc., its general partner

Date:	May 7, 2024	By: /s/ Stephen V. Horn
Stephen V. Horn
Executive Vice President, Chief Financial Officer & Chief Accounting Officer
(Principal Financial and Accounting Officer)