Form 10-Q/A
period 2024-03-31
Empire State Realty OP, L.P.
filed 2024-10-08
CIK 1553079

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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-Q/A (this “amended Quarterly Report”) amends the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024 (the “Original Form 10-Q”), filed by Empire State Realty OP, L.P. (“our Company,” “we,” “us,” “our,” and the “Operating Partnership”) with the SEC on May 7, 2024. Unless otherwise indicated or unless the context requires otherwise, all references herein to this Quarterly Report on Form 10-Q, this Form 10-Q, this Quarterly Report and similar names refer to the Original Form 10-Q, as amended by this amended Quarterly Report.
This amended Quarterly Report is being filed to amend Part I, Item 4—Controls and Procedures to address management’s re-evaluation of disclosure controls and procedures and reflect the identification of a material weaknesses in internal control over financial reporting.
Part II, Item 6—Exhibits, Financial Statement and Schedules also has been amended to include currently dated certifications from our Chief Executive Officer and Principal Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications are attached to this amended Quarterly Report as Exhibits 31.1, 31.2, 32.1 and 32.2.
This amended Quarterly Report is limited in scope to the portions of this amended Quarterly Report set forth above. This amended Quarterly Report does not modify, amend, or update in any way any other items or disclosures contained in the Original Form 10-Q, including the condensed consolidated financial statements set forth in the Original Form 10-Q or XBRL data filed in Exhibit 101.
Except as noted herein, this amended Quarterly Report has not been updated for other events or information subsequent to the date of the filing of the Original Form 10-Q, and should be read in conjunction with the Original Form 10-Q and our other filings with the SEC.
Material Weakness
In August 2024, Ernst & Young LLP (“EY”), our independent registered public accounting firm, informed us that following EY’s internal post audit quality review of its audit of our consolidated financial statements for the fiscal year ended December 31, 2023, EY had identified control deficiencies in the design of certain information technology (“IT”) general controls (“ITGCs”) for our information systems and applications which were relevant to the preparation of the consolidated financial statements as of December 31, 2023. In particular, the Company’s ITGCs included: (i) controls to approve and monitor changes within information systems and related applications, but the monitoring controls were not designed to ensure a complete population of changes were subject to the control procedures across all relevant IT components, and (ii) controls to approve and monitor user access to information systems and related applications, but the monitoring controls were not designed to review the appropriateness of permissions granted to approved users. As a result, business process controls (automated and manual) that are dependent on the ineffective ITGCs, or that rely on data produced from systems impacted by the ineffective ITGCs, were also deemed ineffective. In consideration of this, management, after discussion with EY, concluded there was a material weakness resulting from those ITGCs as the compensating business process controls in place to mitigate this control deficiency were impacted by the ineffective ITGCs.
As a result, we reevaluated the effectiveness of our disclosure controls and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls were not effective at a reasonable level of assurance for the periods presented in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Original Form 10-K”), filed by the Company with the SEC on February 28, 2024. As described in the amended Form 10-K filed with the SEC on the date hereof, despite the finding of the material weakness, we concluded that our consolidated financial statements and related notes thereto included in our Original Form 10-K fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in the Original Form 10-K. In addition, EY issued an unqualified opinion on our financial statements, which is included in the amended Annual Report.
ESRT's Chief Executive Officer and Chief Financial Officer have concluded that the material weakness remained ongoing as of the quarter ended March 31, 2024, and thus this amended Quarterly Report is being filed to amend Part I, Item 4 of the Original Form 10-Q. Despite our finding that the material weakness remained ongoing as of the quarter ended March 31, 2024, we have concluded that our condensed consolidated financial statements and related notes thereto included in our Original Form 10-Q fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in the Original Form 10-Q. We have developed a remediation plan for the material weakness, which is described below.
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
PART I. FINANCIAL INFORMATION
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and regulations and that such information is accumulated and communicated to management, including Empire State Realty Trust, Inc.'s ("ESRT") Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As of March 31, 2024, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including ESRT's Chief Executive Officer and ESRT's Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures at the end of the period covered by this report. Based on the foregoing, at the time we filed our Original Form 10-Q, ESRT's Chief Executive Officer and ESRT's Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including ESRT's Chief Executive Officer and ESRT's Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
As discussed in the Explanatory Note to this amended Quarterly Report, subsequent to the filing of the Original Form 10-Q, under the supervision and with the participation of our management, including ESRT's Chief Executive Officer and Chief Financial Officer, as appropriate, we reevaluated the effectiveness of our disclosure controls, and ESRT's Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls were not effective at a reasonable level of assurance as of March 31, 2024 because of a material weakness identified in the design of certain ITGCs.
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
Despite the finding of the material weakness, management has concluded that our condensed consolidated financial statements and related notes thereto included in the Original Form 10-Q fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented.
Remediation of the Material Weakness in Internal Control Over Financial Reporting
The Company is in the process of implementing changes associated with the design, implementation and monitoring of ITGCs in the areas of logical access and change management for IT applications that support the Company’s financial statement preparation and reporting processes to ensure that internal controls are designed and operating effectively. Our remediation plans will include:
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
Changes in Internal Control Over Financial Reporting
Except for the unremediated material weaknesses noted above, there were no changes to our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 6. EXHIBITS

Exhibit No.	Description
10.1^
Second Amended and Restated Credit Agreement, dated March 8, 2024, among Empire State Realty OP, L.P., as borrower, Empire State Realty Trust, Inc., Bank of America, N.A., as administrative agent and the lenders and letter of credit issuers party thereto.

10.2^
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
Notes:
* Filed herewith.
^ Previously filed with our Original Form 10-Q, originally filed with the SEC on May 7, 2024, which is being amended hereby.

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