Form 10-Q
period 2024-09-30
Empire State Realty OP, L.P.
filed 2024-11-08
CIK 1553079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒
As of November 6, 2024, there were 18,439,405 units of the Registrant Series ES operating partnership units outstanding, 4,697,097 units of the Series 60 operating partnership units outstanding, and 2,454,686 units of the Series 250 operating partnership units outstanding.

ITEM 1. FINANCIAL STATEMENTS
Empire State Realty OP, L.P.
Condensed Consolidated Balance Sheets

(amounts in thousands, except per unit amounts)	September 30, 2024	December 31, 2023
ASSETS	(unaudited)
Commercial real estate properties, at cost:
Land	$374,860	$366,357
Development costs	8,187	8,178
Building and improvements	3,284,640	3,280,657
	3,667,687	3,655,192
Less: accumulated depreciation	(1,241,454)	(1,250,062)
Commercial real estate properties, net	2,426,233	2,405,130
Contract asset	168,687	—
Cash and cash equivalents	421,896	346,620
Restricted cash	48,023	60,336
Tenant and other receivables	34,068	39,836
Deferred rent receivables	244,448	255,628
Prepaid expenses and other assets	81,758	98,167
Deferred costs, net	176,720	172,457
Acquired below-market ground leases, net	315,368	321,241
Right of use assets	28,257	28,439
Goodwill	491,479	491,479
Total assets	$4,436,937	$4,219,333
LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable, net	$692,989	$877,388
Senior unsecured notes, net	1,196,911	973,872
Unsecured term loan facilities, net	268,655	389,286
Unsecured revolving credit facility	120,000	—
Debt associated with property in receivership	177,667	—
Accrued interest associated with property in receivership	3,511	—
Accounts payable and accrued expenses	81,443	99,756
Acquired below-market leases, net	14,702	13,750
Ground lease liabilities	28,257	28,439
Deferred revenue and other liabilities	70,766	70,298
Tenants’ security deposits	24,715	35,499
Total liabilities	2,679,616	2,488,288
Commitments and contingencies
Capital:
Private perpetual preferred units:
Series 2019 Private perpetual preferred units, $13.52 liquidation preference, 4,664 issued and outstanding in 2024 and 2023	21,936	21,936
Series 2014 Private perpetual preferred units, $16.62 liquidation preference, 1,560 issued and outstanding in 2024 and 2023	8,004	8,004
Series PR operating partnership units:
ESRT partner's capital (2,742 and 2,709 general partner operating partnership units and 163,746 and 160,337 limited partner operating partnership units outstanding in 2024 and 2023, respectively)	1,015,116	985,518
Limited partners' interests (81,912 and 80,189 limited partner operating partnership units outstanding in 2024 and 2023, respectively)	704,382	694,512
Series ES operating partnership units (18,539 and 19,947 limited partner operating partnership units outstanding in 2024 and 2023, respectively)	5,961	4,427
Series 60 operating partnership units (4,752 and 5,144 limited partner operating partnership units outstanding in 2024 and 2023, respectively)	1,220	779
Series 250 operating partnership units (2,461 and 2,619 limited partner operating partnership units outstanding in 2024 and 2023, respectively)	702	462
Total Empire State Realty OP, L.P.'s capital	1,757,321	1,715,638
Non-controlling interest in other partnerships	—	15,407
Total capital	1,757,321	1,731,045
Total liabilities and capital	$4,436,937	$4,219,333
The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty OP, L.P.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands, except per unit amounts)	2024	2023	2024	2023
Revenues:
Rental revenue	$153,117	$151,458	$459,469	$446,152
Observatory revenue	39,382	37,562	98,102	93,149
Lease termination fees	4,771	—	4,771	—
Third-party management and other fees	271	268	912	1,076
Other revenue and fees	2,058	2,238	7,067	6,313
Total revenues	199,599	191,526	570,321	546,690
Operating expenses:
Property operating expenses	45,954	42,817	132,530	124,380
Ground rent expenses	2,331	2,331	6,994	6,994
General and administrative expenses	18,372	16,012	52,364	47,795
Observatory expenses	9,715	9,471	27,104	25,983
Real estate taxes	31,982	32,014	96,106	95,292
Depreciation and amortization	45,899	46,624	139,453	140,312
Total operating expenses	154,253	149,269	454,551	440,756
Total operating income	45,346	42,257	115,770	105,934
Other income (expense):
Interest income	6,960	4,462	16,230	10,396
Interest expense	(27,408)	(25,382)	(77,859)	(76,091)
Interest expense associated with property in receivership	(1,922)	—	(2,550)	—
Loss on early extinguishment of debt	—	—	(553)	—
Gain on disposition of property	1,262	—	12,065	29,261
Income before income taxes	24,238	21,337	63,103	69,500
Income tax expense	(1,442)	(1,409)	(1,537)	(923)
Net income	22,796	19,928	61,566	68,577
Private perpetual preferred unit distributions	(1,050)	(1,050)	(3,151)	(3,151)
Net income attributable to non-controlling interests in other partnerships	—	(111)	(4)	(69)
Net income attributable to common unitholders	$21,746	$18,767	$58,411	$65,357

Total weighted average units:
Basic	264,787	262,756	264,675	263,379
Diluted	269,613	266,073	268,608	265,269

Earnings per unit attributable to common unitholders:
Basic	$0.08	$0.07	$0.22	$0.25
Diluted	$0.08	$0.07	$0.22	$0.25

Dividends per unit	$0.035	$0.035	$0.105	$0.105

The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty OP, L.P.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2024	2023	2024	2023
Net income	$22,796	$19,928	$61,566	$68,577
Other comprehensive income (loss):
Unrealized gain (loss) on valuation of interest rate swap agreements	(9,341)	9,525	1,710	16,058
Amount reclassified into interest expense	(2,457)	(2,275)	(5,448)	(5,429)
Other comprehensive income (loss)	(11,798)	7,250	(3,738)	10,629
Comprehensive income	10,998	27,178	57,828	79,206
Net income attributable to non-controlling interests in other partnerships	—	(111)	(4)	(69)
Other comprehensive income attributable to non-controlling interest in other partnerships	—	(480)	—	(384)
Comprehensive income attributable to OP unitholders	$10,998	$26,587	$57,824	$78,753

The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty OP, L.P.
Condensed Consolidated Statements of Capital
For The Three Months Ended September 30, 2024 and 2023
(unaudited)
(amounts in thousands)

			Series PR Operating Partnership Units				Series ES Operating Partnership Units Limited Partners		Series 60 Operating Partnership Units Limited Partners		Series 250 Operating Partnership Units Limited Partners
			General Partner		Limited Partners
	Private Perpetual Preferred Units	Private Perpetual Preferred Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Non-controlling Interest in Other Partnerships	Total Capital
Balance at June 30, 2024	6,224	$29,940	165,465	$1,011,279	82,238	$701,933	19,048	$6,116	4,889	$1,236	2,537	$712	$—	$1,751,216
Conversion of operating partnership units to ESRT Partner's Capital	—	—	1,037	2,944	(315)	(2,706)	(509)	(177)	(137)	(38)	(76)	(23)	—	—
Repurchases of common units	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Equity compensation	—	—	(14)	495	(11)	5,257	—	—	—	—	—	—	—	5,752
Distributions	—	(1,050)	—	(5,824)	—	(2,868)	—	(650)	—	(167)	—	(86)	—	(10,645)
Net income	—	1,050	—	13,541	—	6,046	—	1,529	—	413	—	217	—	22,796
Other comprehensive loss	—	—	—	(7,319)	—	(3,280)	—	(857)	—	(224)	—	(118)	—	(11,798)
Balance at September 30, 2024	6,224	$29,940	166,488	$1,015,116	81,912	$704,382	18,539	$5,961	4,752	$1,220	2,461	$702	$—	$1,757,321

			Series PR Operating Partnership Units				Series ES Operating Partnership Units Limited Partners		Series 60 Operating Partnership Units Limited Partners		Series 250 Operating Partnership Units Limited Partners
			General Partner		Limited Partners
	Private Perpetual Preferred Units	Private Perpetual Preferred Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Non-controlling Interest in Other Partnerships	Total Capital
Balance at June 30, 2023	6,224	$29,940	160,830	$965,950	81,611	$695,416	20,426	$3,810	5,380	$681	2,669	$375	$15,440	$1,711,612
Conversion of operating partnership units to ESRT Partner's Capital	—	—	1,506	10,663	(1,244)	(10,616)	(183)	(36)	(55)	(8)	(24)	(3)	—	—
Contributions to consolidated joint ventures	—	—	—	—	—	—	—	—	—	—	—	—	75	75
Repurchases of common units	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Equity compensation	—	—	(2)	449	36	4,540	—	—	—	—	—	—	—	4,989
Distributions	—	(1,050)	—	(5,683)	—	(2,814)	—	(708)	—	(187)	—	(92)	—	(10,534)
Net income	—	1,050	—	11,560	—	5,208	—	1,417	—	394	—	188	111	19,928
Other comprehensive income	—	—	—	4,144	—	1,893	—	524	—	142	—	67	480	7,250
Balance at September 30, 2023	6,224	$29,940	162,334	$987,083	80,403	$693,627	20,243	$5,007	5,325	$1,022	2,645	$535	$16,106	$1,733,320

Empire State Realty OP, L.P.
Condensed Consolidated Statements of Capital
For The Nine Months Ended September 30, 2024 and 2023
(unaudited)
(amounts in thousands)

			Series PR Operating Partnership Units				Series ES Operating Partnership Units Limited Partners		Series 60 Operating Partnership Units Limited Partners		Series 250 Operating Partnership Units Limited Partners
			General Partner		Limited Partners
	Private Perpetual Preferred Units	Private Perpetual Preferred Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Non-controlling Interest in Other Partnerships	Total Capital
Balance at December 31, 2023	6,224	$29,940	163,046	$985,518	80,189	$694,512	19,947	$4,427	5,144	$779	2,619	$462	$15,407	$1,731,045
Conversion of operating partnership units to ESRT Partner's Capital	—	—	3,300	12,042	(1,342)	(11,536)	(1,408)	(387)	(392)	(80)	(158)	(39)	—	—
Repurchases of common units	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Acquisition of non-controlling interests in other partnerships	—	—	—	114	—	—	—	—	—	—	—	—	(15,411)	(15,297)
Equity compensation	—	—	142	776	3,065	14,813	—	—	—	—	—	—	—	15,589
Distributions	—	(3,151)	—	(17,376)	—	(8,539)	—	(1,999)	—	(514)	—	(265)	—	(31,844)
Net income	—	3,151	—	36,273	—	16,238	—	4,206	—	1,110	—	584	4	61,566
Other comprehensive loss	—	—	—	(2,231)	—	(1,106)	—	(286)	—	(75)	—	(40)	—	(3,738)
Balance at September 30, 2024	6,224	$29,940	166,488	$1,015,116	81,912	$704,382	18,539	$5,961	4,752	$1,220	2,461	$702	$—	$1,757,321

			Series PR Operating Partnership Units				Series ES Operating Partnership Units Limited Partners		Series 60 Operating Partnership Units Limited Partners		Series 250 Operating Partnership Units Limited Partners
			General Partner		Limited Partners
	Private Perpetual Preferred Units	Private Perpetual Preferred Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Non-controlling Interest in Other Partnerships	Total Capital
Balance at December 31, 2022	6,224	$29,940	161,129	$954,375	80,475	$681,827	21,081	$1,391	5,558	$16	2,789	$76	$15,466	$1,683,091
Conversion of operating partnership units to ESRT Partner's Capital	—	—	3,038	15,682	(1,823)	(15,523)	(838)	(131)	(233)	(12)	(144)	(16)	—	—
Contributions from consolidated joint ventures	—	—	—	—	—	—	—	—	—	—	—	—	187	187
Repurchases of common units	—	—	(2,151)	(13,105)	—	—	—	—	—	—	—	—	—	(13,105)
Equity compensation	—	—	318	918	1,751	13,814	—	—	—	—	—	—	—	14,732
Distributions	—	(3,151)	—	(16,980)	—	(7,660)	—	(2,150)	—	(569)	—	(281)	—	(30,791)
Net income	—	3,151	—	39,933	—	18,300	—	5,098	—	1,372	—	654	69	68,577
Other comprehensive income	—	—	—	6,260	—	2,869	—	799	—	215	—	102	384	10,629
Balance at September 30, 2023	6,224	$29,940	162,334	$987,083	80,403	$693,627	20,243	$5,007	5,325	$1,022	2,645	$535	$16,106	$1,733,320
The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty OP, L.P.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
(amounts in thousands)	2024	2023
Cash Flows From Operating Activities
Net income	$61,566	$68,577
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	139,453	140,312
Gain on disposition of property	(12,065)	(29,261)
Amortization of non-cash items within interest expense	6,505	6,804
Amortization of acquired above- and below-market leases, net	(1,503)	(1,932)
Amortization of acquired below-market ground leases	5,874	5,873
Straight-lining of rental revenue	(7,238)	(17,430)
Equity based compensation	15,589	14,732
Loss on early extinguishment of debt	553	—
Increase (decrease) in cash flows due to changes in operating assets and liabilities:
Security deposits	(8,955)	14,293
Tenant and other receivables	4,243	(13,459)
Deferred costs	(18,729)	(11,838)
Prepaid expenses and other assets	6,480	23,569
Accounts payable and accrued expenses	12,318	(6,055)
Deferred revenue and other liabilities	6,769	1,863
Net cash provided by operating activities	210,860	196,048
Cash Flows From Investing Activities
Additions to building and improvements	(143,894)	(101,379)
Acquisition of real estate property	(143,431)	(26,910)
Acquisition of non-controlling interests in other partnerships	(14,226)	—
Reduction of cash from derecognition of assets	(12,876)	—
Post-closing costs from a prior period sale of property	(4,034)	—
Development costs	(9)	—
Net proceeds from disposition of property	—	88,910
Net cash used in investing activities	(318,470)	(39,379)

The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty OP, L.P.
Condensed Consolidated Statements of Cash Flows (continued)
(unaudited)

	Nine Months Ended September 30,
(amounts in thousands)	2024	2023
Cash Flows From Financing Activities
Proceeds from unsecured senior notes	225,000	—
Proceeds from unsecured revolving credit facility	120,000	—
Proceeds from unsecured term loan	95,000	—
Repayment of unsecured term loan	(215,000)	—
Repayment of mortgage notes payable	(10,513)	(6,685)
Deferred financing costs	(12,070)	—
Contributions from consolidated joint ventures	—	187
Repurchases of common units	—	(13,105)
Distributions	(31,844)	(30,791)
Net cash provided by (used in) financing activities	170,573	(50,394)
Net increase in cash and cash equivalents and restricted cash	62,963	106,275
Cash and cash equivalents and restricted cash—beginning of period	406,956	314,678
Cash and cash equivalents and restricted cash—end of period	$469,919	$420,953

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$346,620	$264,434
Restricted cash at beginning of period	60,336	50,244
Cash and cash equivalents and restricted cash at beginning of period	$406,956	$314,678

Cash and cash equivalents at end of period	$421,896	$353,999
Restricted cash at end of period	48,023	66,954
Cash and cash equivalents and restricted cash at end of period	$469,919	$420,953

Supplemental disclosures of cash flow information:
Cash paid for interest	$65,148	$69,739
Cash paid for income taxes	$1,530	$578

Non-cash investing and financing activities:
Building and improvements included in accounts payable and accrued expenses	$29,499	$44,099
Write-off of fully depreciated assets	8,770	23,058
Derivative instruments at fair values included in prepaid expenses and other assets	5,673	25,578
Derivative instruments at fair values included in accounts payable and accrued expenses	2,143	—
Contract asset	168,687	—
Debt associated with property in receivership	177,667	—
Accrued interest associated with property in receivership	3,511	—
Conversion of operating partnership units to ESRT partner's capital	12,042	15,682

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
As of September 30, 2024, our portfolio was comprised of approximately 7.8 million rentable square feet of office space, 0.7 million rentable square feet of retail space and 732 residential units. Our office portfolio included 10 properties (including three long-term ground leasehold interests). Nine of these office properties are located in midtown Manhattan and encompass approximately 7.6 million rentable square feet of office space and 0.5 million rentable square feet of retail space, including the Empire State Building. The remaining office property is located in Stamford, Connecticut, with immediate access to mass transportation. Additionally, we have entitled land adjacent to the Stamford office property that can support the development of either office or residential per local zoning. Our multifamily portfolio included 732 residential units in New York City.
We were organized as a Delaware limited partnership on November 28, 2011, and commenced operations upon completion of the initial public offering of ESRT’s Class A common stock and related formation transactions on October 7, 2013 (the "IPO"). ESRT's Class A common stock, par value $0.01 per share, is listed on the New York Stock Exchange under the symbol "ESRT." ESRT, as the sole general partner in our Company, has responsibility and discretion in the management and control of our Company, and our limited partners, in such capacity, have no authority to transact business for, or participate in the management activities, of our Company. As of September 30, 2024, ESRT owned approximately 60.7% of our operating partnership units.
2. Summary of Significant Accounting Policies
There have been no material changes to the summary of significant accounting policies included in the "Summary of Significant Accounting Policies" section in our Annual Report on Form 10-K/A for the year ended December 31, 2023 (the “Annual Report”).
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
We consolidate entities in which we have a controlling financial interest. In determining whether we have a controlling financial interest in a partially owned entity and the requirement to consolidate the accounts of that entity, we consider factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partners/members. For variable interest entities ("VIE"), we consolidate the entity if we are deemed to have a variable interest in the entity and through that interest we are deemed the primary beneficiary. The primary beneficiary of a VIE is the entity that has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. The primary beneficiary is required to consolidate the VIE. As of September 30, 2024, we had a variable interest in and are deemed to be the primary beneficiary of the September 2024 acquisition of the North 6th Street Collection. We had no VIEs as of December 31, 2023.
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
3. Acquisitions and Dispositions
Property Acquisitions
In September 2024, we closed on the acquisition of a portfolio of retail properties on North 6th Street in Williamsburg, Brooklyn for a purchase price of $143.0 million. Subsequent to quarter-end, in October 2024, we closed on the acquisition of additional retail properties on North 6th Street in Williamsburg, Brooklyn for approximately $52.0 million.
In September 2024, we also entered into an additional purchase agreement relating to the acquisition of a separate retail property on North 6th Street for approximately $30.0 million. This acquisition is subject to customary closing conditions.
In September 2023, we closed on the acquisition of a retail property in Williamsburg, Brooklyn, located on the corner of North 6th Street and Wythe Avenue for a purchase price of $26.4 million.

The following table summarizes properties acquired during the nine and twelve months ended September 30, 2024 and December 31, 2023, respectively (amounts in thousands):

				Intangibles
Property	Date Acquired	Land	Building and Improvements	Assets	Liabilities	Total
The North 6th Street Collection(1)	9/25/2024	$33,361	$106,392	$7,374	$(3,696)	$143,431
The North 6th Street Collection(2)	9/14/2023	$4,851	$20,936	$1,573	$(300)	$27,060
(1) Includes total capitalized net transaction costs of $0.4 million. (2) Includes total capitalized transaction costs of $0.7 million.
In March 2024, we executed a buyout of the 10% non-controlling interest in two of our multifamily properties located at 561 10th Avenue and 345 East 94th Street in Manhattan for $14.2 million in cash and the assumption of $18.0 million of in-place debt. As there was no change in control, we accounted for this acquisition as an equity transaction in accordance with Accounting Standards Codification 810-10 and no gain or loss was recognized.
Property Dispositions
The following table summarizes properties disposed of during the nine and twelve months ended September 30, 2024 and December 31, 2023, respectively (amounts in thousands):

Property	Date of Disposal	Sales Price	Gain on Disposition
First Stamford Place, Stamford, Connecticut	5/22/2024	N/A	$12,065
500 Mamaroneck Avenue, Harrison, New York(1)	4/5/2023	$53,000	$11,075
69-97 and 103-107 Main Street, Westport, Connecticut	2/1/2023	$40,000	$15,689
(1) The gain is net of approximately $4.5 million of post-closing costs we accrued related to our commitment to reimburse the buyer for a lease that did not occur. We funded the buyer for these costs and we have no further obligations or contingencies related to this property.

In April 2024, we worked with the First Stamford Place mortgage lender to structure a consensual foreclosure. On May 22, 2024, a receiver was appointed and we ended our management of the property. In connection with this, we removed the related assets and liabilities from our condensed consolidated balance sheet and recognized a gain in the condensed consolidated statements of operations of $1.3 million and $12.1 million for the three and nine months ended September 30, 2024, respectively. We also recorded a contract asset of $168.7 million that represents the amount of obligation we expect to be released upon the final resolution of the foreclosure process on First Stamford Place. The gain recognized subsequent to the initial derecognition of the related assets and liabilities of First Stamford Place represents the additional obligation we expect to be released arising from the accrued interest expense associated with the First Stamford Place mortgage, net of certain closing costs. The related debt of $177.7 million and accrued interest of $3.5 million are included in debt associated with property under receivership and accrued interest associated with property under receivership, respectively, in our condensed consolidated balance sheet as of September 30, 2024.
4. Deferred Costs, Acquired Lease Intangibles and Goodwill
Deferred costs, net, consisted of the following:

(amounts in thousands)	September 30, 2024	December 31, 2023
Deferred leasing costs	$222,978	$224,295
Acquired in-place lease value, acquired deferred leasing costs and deferred acquisition costs	140,975	158,267
Acquired above-market leases	22,584	23,918
Total deferred costs, excluding deferred financing costs	386,537	406,480
Less: accumulated amortization	(219,188)	(236,900)
Total deferred costs, net, excluding net deferred financing costs	167,349	169,580
Deferred financing costs associated with the unsecured revolving credit facility, net of accumulated amortization of $7,252 and $5,709, respectively (Note 5)	9,371	2,877
Total deferred costs, net	$176,720	$172,457

Acquired below-market ground leases, net, consisted of the following:

(amounts in thousands)	September 30, 2024	December 31, 2023
Acquired below-market ground leases	$396,916	$396,916
Less: accumulated amortization	(81,548)	(75,675)
Acquired below-market ground leases, net	$315,368	$321,241
Acquired below-market leases, net, consisted of the following:

(amounts in thousands)	September 30, 2024	December 31, 2023
Acquired below-market leases	$(53,148)	$(55,155)
Less: accumulated amortization	38,446	41,405
Acquired below-market leases, net	$(14,702)	$(13,750)
The total amortization related to deferred costs and acquired lease intangibles consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2024	2023	2024	2023
Rental revenue:
Amortization of below-market leases, net of above-market leases	$476	$554	$1,503	$1,932
Depreciation and amortization:
Amortization of deferred leasing costs and acquired deferred leasing costs	5,930	5,850	16,948	17,747
Amortization related to acquired in-place lease value	1,144	1,489	3,663	6,114
As of September 30, 2024 and December 31, 2023, we had goodwill of $491.5 million. Goodwill was allocated $227.5 million to the Observatory reportable segment and $264.0 million to the real estate reportable segment.
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
5. Debt
Debt consisted of the following:

	Principal Balance		As of September 30, 2024
(amounts in thousands)	September 30, 2024	December 31, 2023	Stated Rate	Effective Rate(1)	Maturity Date(2)
Fixed rate mortgage debt:
First Stamford Place(3)	$—	$175,860	—	—	—
10 Union Square	50,000	50,000	3.70%	3.97%	4/1/2026
1542 Third Avenue	30,000	30,000	4.29%	4.53%	5/1/2027

1010 Third Avenue and 77 West 55th Street	34,278	34,958	4.01%	4.21%	1/5/2028
Metro Center(4)	72,078	80,070	3.59%	3.67%	11/5/2029
250 West 57th Street	180,000	180,000	2.83%	3.21%	12/1/2030
1333 Broadway	160,000	160,000	4.21%	4.29%	2/5/2033
345 East 94th Street - Series A	43,600	43,600	70% of SOFR plus 0.95%	3.56%	11/1/2030
345 East 94th Street - Series B	6,676	7,209	SOFR plus 2.24%	3.56%	11/1/2030
561 10th Avenue - Series A	114,500	114,500	70% of SOFR plus 1.07%	3.85%	11/1/2033
561 10th Avenue - Series B	14,492	15,801	SOFR plus 2.45%	3.85%	11/1/2033
Total mortgage debt	705,624	891,998
Senior unsecured notes:(5)
Series A	100,000	100,000	3.93%	3.96%	3/27/2025
Series B	125,000	125,000	4.09%	4.12%	3/27/2027
Series C	125,000	125,000	4.18%	4.21%	3/27/2030
Series D	115,000	115,000	4.08%	4.11%	1/22/2028
Series E	160,000	160,000	4.26%	4.27%	3/22/2030
Series F	175,000	175,000	4.44%	4.45%	3/22/2033
Series G	100,000	100,000	3.61%	4.89%	3/17/2032
Series H	75,000	75,000	3.73%	5.00%	3/17/2035
Series I	155,000	—	7.20%	7.39%	6/17/2029
Series J	45,000	—	7.32%	7.46%	6/17/2031
Series K	25,000	—	7.41%	7.52%	6/17/2034
Unsecured term loan facility (5)	175,000	175,000	SOFR plus 1.50%	4.61%	12/31/2026
Unsecured term loan facility (5)	95,000	215,000	SOFR plus 1.50%	4.48%	3/8/2029
Unsecured revolving credit facility (5)	120,000	—	SOFR plus 1.30%	4.04%	3/8/2029
Total principal	2,295,624	2,256,998
Deferred financing costs, net	(10,691)	(9,488)
Unamortized debt discount	(6,378)	(6,964)
Total	$2,278,555	$2,240,546
______________
(1)The effective rate is the yield as of September 30, 2024 and includes the stated interest rate, deferred financing cost amortization and interest associated with variable to fixed interest rate swap agreements.
(2)Pre-payment is generally allowed for each loan upon payment of a customary pre-payment penalty.
(3)In April 2024, we worked with the First Stamford Place mortgage lender to structure a consensual foreclosure. In May 2024, the First Stamford Place property was placed in receivership and accordingly, we reclassified the related debt to debt associated with property under receivership in our condensed consolidated balance sheet. As of September 30, 2024, this debt consists of $164 million mortgage loan bearing interest at 4.09% and a $11.9 million loan bearing interest at 6.25%. See also Note 3 Acquisitions and Dispositions.
(4)In July 2024, this loan was refinanced and commencing in November 2024, the new principal balance of $71.6 million will be interest only at the same interest rate of 3.59%, with a maturity of November 2029, inclusive of a one-year extension option.
(5)At September 30, 2024, we were in compliance with all debt covenants.
Principal Payments
Aggregate required principal payments at September 30, 2024 are as follows (amounts in thousands):

Year	Amortization	Maturities	Total
2024	$1,350	$—	$1,350
2025	3,664	100,000	103,664
2026	3,957	225,000	228,957
2027	4,276	155,000	159,276
2028	3,555	146,091	149,646
Thereafter	18,524	1,634,207	1,652,731
Total	$35,326	$2,260,298	$2,295,624
Deferred Financing Costs
Deferred financing costs, net, consisted of the following:

(amounts in thousands)	September 30, 2024	December 31, 2023
Deferred financing costs, included as a component of net debt	$36,309	$34,887
Deferred financings costs, included as a component of net deferred costs (Note 4)	16,623	8,586
Total deferred financing costs	$52,932	$43,473
Less: accumulated amortization	(32,871)	(31,108)
Total deferred financing costs, net	$20,061	$12,365
Amortization expense related to deferred financing costs was $1.1 million and $3.2 million for the three and nine months ended September 30, 2024, respectively, and $1.1 million and $3.3 million for the three and nine months ended September 30, 2023, respectively.
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
The Revolving Credit Facility matures on March 8, 2029, inclusive of two six-month extension periods and replaced the existing revolving credit facility that was due to mature in March 2025. The BofA Term Loan Facility matures on March 8, 2029, inclusive of two twelve-month extension periods and replaced the existing term loan facility that was due to mature in March 2025. Initial interest rates on the BofA Credit Facilities, which may change based on our leverage levels, are SOFR plus a benchmark adjustment of 10.0 basis points ("adjusted SOFR") plus 130 basis points for any drawn portion of the Revolving Credit Facility and adjusted SOFR plus 150 basis points for the BofA Term Loan Facility. In addition, the BofA Credit Facilities have a sustainability-linked pricing mechanism that reduces the borrowing spread if certain benchmarks are achieved each year. As of September 30, 2024, we had $120.0 million borrowings drawn on the Revolving Credit Facility and $95.0 million under the BofA Term Loan Facility.
On March 13, 2024, through our Operating Partnership, we entered into a third amendment to our credit agreement dated March 19, 2020 with Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto, which governs a senior unsecured term loan facility (the “Wells Term Loan Facility”). The Wells Term Loan Facility is in the original principal amount of $175.0 million and matures on December 31, 2026. The third amendment provides for, among other things, certain conforming changes to the BofA Credit Facilities agreement, including increases to the capitalization rate for certain of our properties. No other changes were made to the amount of the commitments, the maturity date of the outstanding loans or the covenants. We may request the Wells Term Loan Facility be increased through one or more increases or the addition of new pari passu term loan tranches, for a maximum aggregate principal amount not to exceed $225 million. As of September 30, 2024, our borrowings amounted to $175.0 million under the Wells Term Loan Facility.

The terms of both the BofA Credit Facilities and the Wells Term Loan Facility include customary covenants, including limitations on liens, investment, distributions, debt, fundamental changes, and transactions with affiliates and require certain customary financial reports. Both facilities also require compliance with financial ratios including a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a minimum unencumbered interest coverage ratio, and a maximum unsecured leverage ratio. The agreements governing both facilities also contain customary events of default (subject in certain cases to specified cure periods), including but not limited to non-payment, breach of covenants, representations or warranties, cross defaults, bankruptcy or other insolvency events, judgments, ERISA events, invalidity of loan documents, loss of REIT qualification, and occurrence of a change of control. As of September 30, 2024, we were in compliance with these covenants.
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
The terms of our senior unsecured notes, including the Series I-K notes, include customary covenants, including limitations on liens, investment, distributions, debt, fundamental changes, and transactions with affiliates and require certain customary financial reports. The terms also require compliance with financial ratios including a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a minimum unencumbered interest coverage ratio, and a maximum unsecured leverage ratio. The agreements also contain customary events of default (subject in certain cases to specified cure periods), including but not limited to non-payment, breach of covenants, representations or warranties, cross defaults, bankruptcy or other insolvency events, judgments, ERISA events, the occurrence of certain change of control transactions and loss of REIT qualification. As of September 30, 2024, we were in compliance with these covenants.
6. Accounts Payable and Accrued Expenses
    Accounts payable and accrued expenses consisted of the following:

(amounts in thousands)	September 30, 2024	December 31, 2023
Capital expenditures included in accounts payable and accrued expenses	$29,499	$51,815
Accounts payable and accrued expenses	41,507	44,169
Interest rate swap agreements liability	2,143	85
Accrued interest payable	8,294	3,687
Total accounts payable and accrued expenses	$81,443	$99,756
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
We have agreements with our derivative counterparties that contain a provision where if we either default or are capable of being declared in default on any of our indebtedness, then we could also be declared in default on our derivative obligations. As of September 30, 2024, the fair value of derivatives in a net liability position, that includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $2.1 million. If we had breached any of these provisions at September 30, 2024, we could have been required to settle our obligations under the agreements at their termination value of $2.1 million.
As of September 30, 2024 and December 31, 2023, we had interest rate swaps and caps with an aggregate notional value of $680.4 million and $573.2 million, respectively. The notional value does not represent exposure to credit, interest rate or market risks. As of September 30, 2024, the fair value of our derivative instruments in an asset position amounted to $5.7 million, which is included in prepaid expenses and other assets, and the fair value of our derivative instruments in a liability position amounted to $2.1 million, that is included in accounts payable and accrued expenses on the consolidated balance sheet on the condensed consolidated balance sheet. As of December 31, 2023, the fair value of our derivative instruments amounted to $11.8 million which is included in prepaid expenses and other assets, and $0.1 million which is included in accounts payable and accrued expenses on the condensed consolidated balance sheet. These interest rate swaps have been designated as cash flow hedges and hedge the variability in future cash flows associated with our existing variable-rate term loan facilities. Interest rate caps not designated as hedges are not speculative and are used to manage our exposure to interest rate movements, but do not meet the strict hedge accounting requirements.
As of September 30, 2024 and 2023, our cash flow hedges are deemed highly effective and a net unrealized loss of $(11.8) million and $(3.7) million for the three and nine months ended September 30, 2024, respectively, and a net unrealized gain of $7.3 million and $10.6 million for the three and nine months ended September 30, 2023, respectively, relating to both active and terminated hedges of interest rate risk, are reflected in the condensed consolidated statements of comprehensive income. Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the debt. We estimate that $1.0 million net gain of the current balance held in accumulated other comprehensive income (loss) will be reclassified into interest expense within the next 12 months.
The table below summarizes the terms of agreements and the fair values of our derivative financial instruments:

(amounts in thousands, except percentages)						September 30, 2024		December 31, 2023
Derivative	Notional Amount	Receive Rate	Pay Rate	Effective Date	Expiration Date	Asset	Liability	Asset	Liability
Interest rate swap	$36,820	70% of 1 Month SOFR	2.5000%	December 1, 2021	November 1, 2030	$—	$(269)	$64	$—
Interest rate swap	103,790	70% of 1 Month SOFR	2.5000%	December 1, 2021	November 1, 2033	—	(1,075)	—	(85)
Interest rate swap	10,710	70% of 1 Month SOFR	1.7570%	December 1, 2021	November 1, 2033	415	—	546	—
Interest rate swap	14,642	1 Month SOFR	2.2540%	December 1, 2021	November 1, 2030	505	—	782	—
Interest rate cap	6,780	70% of 1 Month SOFR	4.5000%	December 1, 2021	October 1, 2024	—	—	—	—
Interest rate cap	9,188	1 Month SOFR	5.5000%	December 1, 2021	October 1, 2024	—	—	4	—
Interest rate swap	175,000	SOFR Compound	2.5620%	August 31, 2022	December 31, 2026	3,009	—	5,637	—
Interest rate swap	107,500	SOFR Compound	2.6260%	August 19, 2022	March 19, 2025	832	—	2,384	—
Interest rate swap	107,500	SOFR OIS Compound	2.6280%	August 19, 2022	March 19, 2025	831	—	2,383	—
Interest rate cap	6,780	70% of 1 Month SOFR	4.5000%	October 1, 2024	November 1, 2030	25	—	—	—
Interest rate cap	6,676	1 Month SOFR	5.5000%	October 1, 2024	November 1, 2030	56	—	—	—
Interest rate swap	47,500	1 Month SOFR	3.3090%	March 19, 2025	March 8, 2029	—	(404)	—	—
Interest rate swap	47,500	1 Month SOFR	3.3030%	March 19, 2025	March 8, 2029	—	(395)	—	—
	$680,386					$5,673	$(2,143)	$11,800	$(85)
The table below shows the effect of our derivative financial instruments designated as cash flow hedges on accumulated other comprehensive income (loss):

	Three Months Ended		Nine Months Ended
(amounts in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Amount of gain (loss) recognized in other comprehensive income (loss)	$(9,341)	$9,525	$1,710	$16,058
Amount of (gain) reclassified from accumulated other comprehensive income (loss) into interest expense	(2,457)	(2,275)	(5,448)	(5,429)
The table below shows the effect of our derivative financial instruments designated as cash flow hedges on the condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
(amounts in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Total interest expense presented in the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded	$(27,408)	$(25,382)	$(77,859)	$(76,091)
Amount of gain reclassified from accumulated other comprehensive income (loss) into interest expense	2,457	2,275	5,448	5,429
Fair Valuation
The estimated fair values at September 30, 2024 and December 31, 2023 were determined by management, using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
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
The following tables summarize the carrying and estimated fair values of our financial instruments:

	September 30, 2024
		Estimated Fair Value
(amounts in thousands)	Carrying Value	Total	Level 1	Level 2	Level 3
Interest rate swaps and caps included in prepaid expenses and other assets	$5,673	$5,673	$—	$5,673	$—
Interest rate swaps included in accounts payable and accrued expenses	2,143	2,143	—	2,143	—
Mortgage notes payable	692,989	623,788	—	—	623,788
Senior unsecured notes - Series A-K	1,196,911	1,147,018	—	—	1,147,018
Unsecured term loan facilities	268,655	270,000	—	—	270,000
Unsecured revolving credit facility	120,000	120,000	—	—	120,000

	December 31, 2023
		Estimated Fair Value
(amounts in thousands)	Carrying Value	Total	Level 1	Level 2	Level 3
Interest rate swaps and caps included in prepaid expenses and other assets	$11,800	$11,800	$—	$11,800	$—
Interest rate swaps included in accounts payable and accrued expenses	85	85	—	85	—
Mortgage notes payable	877,388	774,280	—	—	774,280
Senior unsecured notes - Series A-H	973,872	882,242	—	—	882,242
Unsecured term loan facilities	389,286	390,000	—	—	390,000
The fair value of debt associated with property in receivership, which has a carrying value of $177.7 million as of September 30, 2024, and categorized as Level 3 of the fair value hierarchy, was $159.8 million as of September 30, 2024.
Disclosure about the fair value of financial instruments is based on pertinent information available to us as of September 30, 2024 and December 31, 2023. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.
8. Leases
Lessor
We lease various spaces to tenants over terms ranging from one to 30 years. Certain leases have termination options for a fee and/or renewal options. The leases provide for base monthly rentals and reimbursements for real estate taxes, escalations linked to the consumer price index or common area maintenance known as operating expense escalation. Operating expense reimbursements are reflected in our September 30, 2024 and 2023 condensed consolidated statements of operations as rental revenue.
Rental revenue includes fixed and variable payments. Fixed payments primarily relate to base rent and variable payments primarily relate to tenant expense reimbursements for certain property operating costs. The components of rental revenue consisted of the following:

	Three Months Ended		Nine Months Ended
(amounts in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Fixed payments	132,266	132,862	404,854	395,744
Variable payments	20,851	18,596	54,615	50,408
Total rental revenue	$153,117	$151,458	$459,469	$446,152
As of September 30, 2024, we were entitled to the following future contractual minimum lease payments (excluding operating expense reimbursements) on non-cancellable operating leases to be received which expire on various dates through 2054 (amounts in thousands):

Remainder of 2024	$122,543
2025	507,696
2026	476,684
2027	458,727
2028	420,367
Thereafter	2,050,947
$4,036,964

The above future minimum lease payments exclude tenant recoveries and the net accretion of above-market leases and below-market lease intangibles. Some leases are subject to termination options generally upon payment of a termination fee. The preceding table is prepared assuming such options are not exercised.
Lessee
We determine if an arrangement is a lease at inception. Our operating lease agreements relate to three ground lease assets and are reflected in right-of-use assets of $28.3 million and lease liabilities of $28.3 million in our condensed consolidated balance sheets as of September 30, 2024. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Variable lease payments are excluded from the right-of-use assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred.
The ground leases are due to expire between the years 2050 and 2077, inclusive of extension options, and have no variable payments or residual value guarantees. As our leases do not provide an implicit rate, we determined our incremental borrowing rate based on information available at the date of adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842), in determining the present value of lease payments. The weighted average incremental borrowing rate used to calculate the right-of-use assets and lease liabilities as of September 30, 2024 was 4.5%. Rent expense for lease payments related to our operating leases is recognized on a straight-line basis over the non-cancellable term of the leases. The weighted average remaining lease term as of September 30, 2024 was 45.7 years.
As of September 30, 2024, the following table summarizes our future minimum lease payments discounted by our incremental borrowing rates to calculate the lease liabilities of our leases (amounts in thousands):

Remainder of 2024	$380
2025	1,518
2026	1,503
2027	1,482
2028	1,482
Thereafter	60,795
Total undiscounted cash flows	67,160
Present value discount	(38,903)
Ground lease liabilities	$28,257
9. Commitments and Contingencies
Legal Proceedings
Except as described below, as of September 30, 2024, we were not involved in any material litigation, nor, to our knowledge, was any material litigation threatened against us or our properties, other than routine litigation arising in the ordinary course of business such as disputes with tenants. We believe that the costs and related liabilities, if any, which may result from such actions will not materially affect our condensed consolidated financial position, operating results or liquidity.
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
Unfunded Capital Expenditures
At September 30, 2024, we estimate that we will incur approximately $126.5 million of capital expenditures (including tenant improvements and leasing commissions) on our properties pursuant to existing lease agreements. We expect to fund these capital expenditures with operating cash flow, cash on hand and other borrowings. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs. We expect that these financing requirements will be met in a similar fashion.
Concentration of Credit Risk
Financial instruments that subject us to credit risk consist primarily of cash and cash equivalents, restricted cash, short-term investments, tenant and other receivables and deferred rent receivables. At September 30, 2024, we held on deposit at various major financial institutions cash and cash equivalents and restricted cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation.
Asset Retirement Obligations
We are required to accrue costs that we are legally obligated to incur on retirement of our properties which result from acquisition, construction, development and/or normal operation of such properties. Retirement includes sale, abandonment or disposal of a property. Under that standard, a conditional asset retirement obligation represents a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within a company’s control and a liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated. Environmental site assessments and investigations have identified asbestos or asbestos-containing building materials in certain of our properties. As of September 30, 2024, management has no plans to remove or alter these properties in a manner that would trigger federal and other applicable regulations for asbestos removal, and accordingly, the obligations to remove the asbestos or asbestos-containing building materials from these properties have indeterminable settlement dates. As such, we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligation. However ongoing asbestos abatement, maintenance programs and other required documentation are carried out as required and related costs are expensed as incurred.
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
As of September 30, 2024, with the exception of the Westport assets, management believes that there are no obligations related to environmental remediation other than maintaining the affected sites in conformity with the relevant authority’s mandates and filing the required documents. All such maintenance costs are expensed as incurred. However, we cannot be certain that we have identified all environmental liabilities at our properties, that all necessary remediation actions have been or will be undertaken at our properties or that we will be indemnified, in full or at all, in the event that such environmental liabilities arise.
Insurance Coverage
We carry insurance coverage on our properties of types and in amounts with deductibles that we believe are in line with coverage customarily obtained by owners of similar properties.
10. Capital
As of September 30, 2024, there were 165,506,874 shares of Class A common stock, 980,707 shares of Class B common stock and 107,664,445 operating partnership units outstanding. The controlling interest of 60.7% is owned by ESRT. The other 39.3% non-controlling interest in the OP is diversified among various limited partners, some of whom include Company directors, senior management and employees. ESRT has two classes of common stock as a means to give its OP Unit holders voting rights in the public company that correspond to their economic interest in the combined entity. A one-time option was created at our formation transactions for any pre-IPO OP Unit holder to exchange one OP Unit out of every 50 OP Units they owned for one ESRT Class B share, and such ESRT Class B share carries 50 votes per share.
Stock and Publicly Traded Operating Partnership Unit Repurchase Program
ESRT's Board of Directors authorized the repurchase of up to $500.0 million of ESRT Class A common stock and our Series ES, Series 250 and Series 60 operating partnership units from January 1, 2024 through December 31, 2025. Under the program, ESRT may purchase ESRT Class A common stock and we may purchase our Series ES, Series 250 and Series 60 operating partnership units in accordance with applicable securities laws from time to time in the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by ESRT and us at our discretion and will be subject to stock price, availability, trading volume, general market conditions, and applicable securities laws. The authorization does not obligate ESRT or us to acquire any particular amount of securities, and the program may be suspended or discontinued at ESRT's and our discretion without prior notice. As of September 30, 2024, we had $500.0 million remaining of the authorized repurchase amount. There were no repurchases of equity securities during the three and nine months ended September 30, 2024.

Private Perpetual Preferred Units
As of September 30, 2024, there were 4,664,038 Series 2019 Preferred Units ("Series 2019 Preferred Units") and 1,560,360 Series 2014 Private Perpetual Preferred Units ("Series 2014 Preferred Units") outstanding. The Series 2019 Preferred Units have a liquidation preference of $13.52 per unit and are entitled to receive cumulative preferential annual cash distributions of $0.70 per unit payable in arrears on a quarterly basis. The Series 2014 Preferred Units which have a liquidation preference of $16.62 per unit and are entitled to receive cumulative preferential annual cash distributions of $0.60 per unit payable in arrears on a quarterly basis. Both series are not redeemable at the option of the holders and are redeemable at our option only in the case of specific defined events.
Distributions
The following is a summary of distribution activity:

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2024	2023	2024	2023
Distributions paid to OP unitholders	$(9,595)	$(9,484)	$(28,693)	$(27,640)
Distributions paid to preferred unitholders	(1,050)	(1,050)	(3,151)	(3,151)

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
An aggregate of 11.0 million shares of ESRT common stock was authorized for issuance under awards granted pursuant to the 2024 Plan, and as of September 30, 2024, 10.9 million shares of common stock remain available for future issuance.
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
During the third quarter of 2024, we did not make any grants of LTIP units to employees or non-employee directors that are subject to performance-based vesting or time-based vesting.
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
LTIP units and ESRT restricted stock issued during the nine months ended September 30, 2024 were valued at $27.8 million. The weighted average per unit or share fair value was $7.81 for grants issued for the nine months ended September 30, 2024. The fair value per unit or share granted in 2024 was estimated on the respective dates of grant using the following assumptions: an expected life from 2.0 to 5.3 years, a dividend rate of 1.6%, a risk-free interest rate from 4.4% to 5.1%, and an expected price volatility from 37.0% to 48.0%. No other stock options, dividend equivalents, or stock appreciation rights were issued during the nine months ended September 30, 2024.
The following is a summary of ESRT restricted stock and LTIP unit activity for the nine months ended September 30, 2024:

	Restricted Stock	Time-based LTIPs	Market-based LTIPs	Performance-based LTIPs	Weighted Average Grant Fair Value
Unvested balance at December 31, 2023	598,289	3,297,550	2,738,812	1,276,363	$6.60
Vested	(207,137)	(1,167,148)	(462,730)	(2,208)	7.46
Granted	259,927	1,485,369	1,010,132	808,874	7.81
Forfeited or unearned	(36,494)	—	(234,780)	(4,930)	7.29
Unvested balance at September 30, 2024	614,585	3,615,771	3,051,434	2,078,099	$6.87
The time-based LTIPs and ESRT restricted stock awards are treated for accounting purposes as immediately vested upon the later of (i) the date the grantee attains the age of 60 or 65, as applicable, and (ii) the date on which grantee has first completed the requisite years of continuous service with our Company or its affiliates. For award agreements that qualify, we recognize noncash compensation expense on the grant date for the time-based awards and ratably over the vesting period for the market-based and performance-based awards, and accordingly, we recognized $1.6 million and $4.0 million for the three and nine months ended September 30, 2024, respectively, and $0.5 million and $2.2 million for the three and nine months ended September 30, 2023, respectively. Unrecognized compensation expense was $13.3 million at September 30, 2024, which will be recognized over a weighted average period of 2.3 years.
For the remainder of the LTIP unit and ESRT restricted stock awards, we recognized noncash compensation expense ratably over the vesting period, and accordingly, we recognized noncash compensation expense of $4.2 million and $12.4 million for the three and nine months ended September 30, 2024, respectively, and $4.5 million and $12.6 million for the three and nine months ended September 30, 2023, respectively. Unrecognized compensation expense was $23.6 million at September 30, 2024, which will be recognized over a weighted average period of 2.3 years.
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
Earnings per unit is computed as follows:

	Three Months Ended		Nine Months Ended
(amounts in thousands, except per unit amounts)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Numerator:
Net income	$22,796	$19,928	$61,566	$68,577
Private perpetual preferred unit distributions	(1,050)	(1,050)	(3,151)	(3,151)
Net income attributable to non-controlling interests in other partnerships	—	(111)	(4)	(69)
Net income attributable to common unitholders – basic and diluted	$21,746	$18,767	$58,411	$65,357

Denominator:
Weighted average units outstanding – basic	264,787	262,756	264,675	263,379
Effect of dilutive securities:
Stock-based compensation plans	4,826	3,317	3,933	1,890
Weighted average units outstanding – diluted	269,613	266,073	268,608	265,269
Earnings per unit:
Basic	$0.08	$0.07	$0.22	$0.25
Diluted	$0.08	$0.07	$0.22	$0.25
There were zero antidilutive shares and LTIP units for the three and nine months ended September 30, 2024 and 2023, respectively.
11. Related Party Transactions
Supervisory Fee Revenue
Since we became a public company, we have earned supervisory fees from entities affiliated with Anthony E. Malkin, our Chairman and Chief Executive Officer. These fees were $0.2 million and $0.6 million for the three and nine months ended September 30, 2024, respectively, and $0.2 million and $0.7 million for the three and nine months ended September 30, 2023, respectively. These fees are included within third-party management and other fees.
Property Management Fee Revenue
Since we became a public company, we have earned property management fees from entities affiliated with Anthony E. Malkin. These fees were $0.1 million and $0.2 million for the three and nine months ended September 30, 2024, respectively, and $0.1 million and $0.2 million for the three and nine months ended September 30, 2023, respectively. These fees are included within third-party management and other fees.
Other
We receive rent generally at the market rental rate for 5,447 square feet of leased space from an entity affiliated with Anthony E. Malkin at one of our properties. Under the lease, the tenant has the right to cancel such lease without special payment on 90 days’ notice. We also have a shared use agreement with such tenant, to occupy a portion of the leased premises as the office location for Peter L. Malkin, our chairman emeritus, utilizing approximately 15% of the space, for which we pay to such tenant an allocable pro rata share of the cost. We also have agreements with these entities and excluded properties and businesses to provide them with general computer-related support services. Total aggregate revenue was $0.1 million and $0.2 million for the three and nine months ended September 30, 2024, respectively, and $0.1 million and $0.3 million for the three and nine months ended September 30, 2023, respectively.
One of ESRT's directors, Hannah Yang, is sister to Heela Yang, who is Founder and Chief Executive Officer of Sol de Janeiro USA, a tenant at One Grand Central Place — the lease is projected to commence on January 1, 2025 with a starting annualized rent of $3.5 million. Sol de Janeiro is a subsidiary of L’Occitane, a tenant at 111 W. 33rd Street.
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
The following tables provide components of segment net income for each segment:

	Three Months Ended September 30, 2024
(amounts in thousands)	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Rental revenue	$153,117	$—	$—	$153,117
Intercompany rental revenue	23,461	—	(23,461)	—
Observatory revenue	—	39,382	—	39,382
Lease termination fees	4,771	—	—	4,771
Third-party management and other fees	271	—	—	271
Other revenue and fees	2,058	—	—	2,058
Total revenues	183,678	39,382	(23,461)	199,599
Operating expenses:
Property operating expenses	45,954	—	—	45,954
Intercompany rent expense	—	23,461	(23,461)	—
Ground rent expenses	2,331	—	—	2,331
General and administrative expenses	18,372	—	—	18,372
Observatory expenses	—	9,715	—	9,715
Real estate taxes	31,982	—	—	31,982
Depreciation and amortization	45,861	38	—	45,899
Total operating expenses	144,500	33,214	(23,461)	154,253
Total operating income	39,178	6,168	—	45,346
Other income (expense):
Interest income	6,871	89	—	6,960
Interest expense	(27,408)	—	—	(27,408)
Interest expense associated with property in receivership	(1,922)	—	—	(1,922)
Gain on disposition of property	1,262	—	—	1,262
Income before income taxes	17,981	6,257	—	24,238
Income tax expense	(216)	(1,226)	—	(1,442)
Net income	$17,765	$5,031	$—	$22,796
Segment assets	$4,174,754	$262,183	$—	$4,436,937
Expenditures for segment assets	$167,865	$94	$—	$167,959

	Three Months Ended September 30, 2023
(amounts in thousands)	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Rental revenue	$151,458	$—	$—	$151,458
Intercompany rental revenue	22,113	—	(22,113)	—
Observatory revenue	—	37,562	—	37,562
Third-party management and other fees	268	—	—	268
Other revenue and fees	2,238	—	—	2,238
Total revenues	176,077	37,562	(22,113)	191,526
Operating expenses:
Property operating expenses	42,817	—	—	42,817
Intercompany rent expense	—	22,113	(22,113)	—
Ground rent expenses	2,331	—	—	2,331
General and administrative expenses	16,012	—	—	16,012
Observatory expenses	—	9,471	—	9,471
Real estate taxes	32,014	—	—	32,014
Depreciation and amortization	46,593	31	—	46,624
Total operating expenses	139,767	31,615	(22,113)	149,269
Total operating income	36,310	5,947	—	42,257
Other income (expense):
Interest income	4,410	52	—	4,462
Interest expense	(25,382)	—	—	(25,382)
Income before income taxes	15,338	5,999	—	21,337
Income tax expense	(146)	(1,263)	—	(1,409)
Net income	$15,192	$4,736	$—	$19,928
Segment assets	$3,959,249	$257,298	$—	$4,216,547
Expenditures for segment assets	$56,227	$—	$—	$56,227

	Nine Months Ended September 30, 2024
(amounts in thousands)	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Rental revenue	$459,469	$—	$—	$459,469
Intercompany rental revenue	60,508	—	(60,508)	—
Observatory revenue	—	98,102	—	98,102
Lease termination fees	4,771	—	—	4,771
Third-party management and other fees	912	—	—	912
Other revenue and fees	7,067	—	—	7,067
Total revenues	532,727	98,102	(60,508)	570,321
Operating expenses:
Property operating expenses	132,530	—	—	132,530
Intercompany rent expense	—	60,508	(60,508)	—
Ground rent expenses	6,994	—	—	6,994
General and administrative expenses	52,364	—	—	52,364
Observatory expenses	—	27,104	—	27,104
Real estate taxes	96,106	—	—	96,106
Depreciation and amortization	139,346	107	—	139,453
Total operating expenses	427,340	87,719	(60,508)	454,551
Total operating income	105,387	10,383	—	115,770
Other income (expense):
Interest income	16,022	208	—	16,230
Interest expense	(77,859)	—	—	(77,859)
Interest expense associated with property in receivership	(2,550)	—	—	(2,550)
Loss on early extinguishment of debt	(553)	—	—	(553)
Gain on disposition of property	12,065	—	—	12,065
Income before income taxes	52,512	10,591	—	63,103
Income tax expense	(537)	(1,000)	—	(1,537)
Net income	$51,975	$9,591	$—	$61,566
Expenditures for segment assets	$259,617	$238	$—	$259,855

	Nine Months Ended September 30, 2023
(amounts in thousands)	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Rental revenue	$446,152	$—	$—	$446,152
Intercompany rental revenue	58,969	—	(58,969)	—
Observatory revenue	—	93,149	—	93,149
Third-party management and other fees	1,076	—	—	1,076
Other revenue and fees	6,313	—	—	6,313
Total revenues	512,510	93,149	(58,969)	546,690
Operating expenses:
Property operating expenses	124,380	—	—	124,380
Intercompany rent expense	—	58,969	(58,969)	—
Ground rent expenses	6,994	—	—	6,994
General and administrative expenses	47,795	—	—	47,795
Observatory expenses	—	25,983	—	25,983
Real estate taxes	95,292	—	—	95,292
Depreciation and amortization	140,194	118	—	140,312
Total operating expenses	414,655	85,070	(58,969)	440,756
Total operating income	97,855	8,079	—	105,934
Other income (expense):
Interest income	10,257	139	—	10,396
Interest expense	(76,091)	—	—	(76,091)
Gain on disposition of property	29,261	—	—	29,261
Income before income taxes	61,282	8,218	—	69,500
Income tax expense	(541)	(382)	—	(923)
Net income	$60,741	$7,836	$—	$68,577
Expenditures for segment assets	$123,671	$58	$—	$123,729
13. Subsequent Events
None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context otherwise requires or indicates, references in this section to “we,” “our,” and “us” refer to the Empire State Realty OP, L.P. and its consolidated subsidiaries. This Management’s Discussion and Analysis provides a comparison of our performance for the three and nine month periods ended September 30, 2024 with the corresponding three and nine month periods ended September 30, 2023 and reviews our financial position as of September 30, 2024. The following discussion related to our consolidated financial statements should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K and Form 10-K/A.
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
Many important factors could cause actual results, performance, achievements, and future events to differ materially from those set forth, implied, anticipated, expected, projected, assumed or contemplated in the forward-looking statements, including, among other things: (i) economic, market, political and social impact of, and uncertainty relating to, any catastrophic events, including pandemics, epidemics or other outbreaks of disease, climate-related risks such as natural disasters and extreme weather events, terrorism and other armed hostilities, as well as cybersecurity threats and technology disruptions; (ii) a failure of conditions or performance regarding any event or transaction described herein; (iii) resolution of legal proceedings involving the Company; (iv) reduced demand for office, multifamily or retail space, including as a result of the changes in the use of office space and remote work; (v) changes in our business strategy; (vi) a decline in Observatory visitors due to changes in domestic or international tourism, including due to health crises, geopolitical events, currency exchange rates, and/or competition from other observatories; (vii) defaults on, early terminations of, or non-renewal of, leases by tenants; (viii) increases in the Company’s borrowing costs as a result of changes in interest rates and other factors; (ix) declining real estate valuations and impairment charges; (x) termination of our ground leases; (xi) limitations on our ability to pay down, refinance, restructure or extend our indebtedness or borrow additional funds; (xii) decreased rental rates or increased vacancy rates; (xiii) difficulties in executing capital projects or development projects successfully or on the anticipated timeline or budget; (xiv) difficulties in identifying and completing acquisitions; (xv) impact of changes in governmental regulations, tax laws and rates and similar matters; (xvi) our failure to qualify as a REIT; (xvii) incurrence of taxable capital gain on disposition of an asset due to failure of compliance with a 1031 exchange program; (xviii) our disclosure controls and internal control over financial reporting, including any material weakness; and (xix) failure to achieve sustainability metrics and goals, including as a result of tenant collaboration, and impact of governmental regulation on our sustainability efforts. For a further discussion of these and other factors that could impact the Company's future results, performance, or transactions, see the section entitled “Risk Factors” in the Company’s Annual Report for the year ended December 31, 2023 and our quarterly report for the quarter ended June 30, 2024, and other risks described in documents subsequently filed by the Company from time to time with the SEC.
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
Overview
Highlights for the three months ended September 30, 2024
•Net income attributable to common unitholders of $21.7 million.

•Core Funds From Operations ("Core FFO") of $69.2 million attributable to common unitholders.
•Signed a total of 304,000 rentable square feet of new, renewal, and expansion leases.
•Closed on $143.0 million of the previously announced $195.0 million acquisition of prime retail assets on North 6th Street in Williamsburg, Brooklyn. The balance closed subsequent to quarter-end, in October 2024.
•Announced agreement to acquire additional retail asset for approximately $30.0 million located on North 6th Street in Williamsburg, Brooklyn.
Results of Operations
The discussion below relates to our results of operations for the three and nine months ended September 30, 2024 and 2023, respectively.
Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023
The following table summarizes our historical results of operations:

	Three Months Ended September 30,
	2024			2023			Change	%
(amounts in thousands)	Real Estate Segment	Observatory Segment	Total	Real Estate Segment	Observatory Segment	Total
Revenues:
Rental revenue	$153,117	$—	$153,117	$151,458	$—	$151,458	$1,659	1.1%
Observatory revenue	—	39,382	39,382	—	37,562	37,562	1,820	4.8%
Lease termination fees	4,771	—	4,771	—	—	—	4,771	N/A
Third-party management and other fees	271	—	271	268	—	268	3	1.1%
Other revenues and fees	2,058	—	2,058	2,238	—	2,238	(180)	(8.0)%
Total revenues	160,217	39,382	199,599	153,964	37,562	191,526	8,073	4.2%
Operating expenses:
Property operating expenses	45,954	—	45,954	42,817	—	42,817	(3,137)	(7.3)%
Ground rent expenses	2,331	—	2,331	2,331	—	2,331	—	—%
General and administrative expenses	18,372	—	18,372	16,012	—	16,012	(2,360)	(14.7)%
Observatory expenses	—	9,715	9,715	—	9,471	9,471	(244)	(2.6)%
Real estate taxes	31,982	—	31,982	32,014	—	32,014	32	0.1%
Depreciation and amortization	45,861	38	45,899	46,593	31	46,624	725	1.6%
Total operating expenses	144,500	9,753	154,253	139,767	9,502	149,269	(4,984)	(3.3)%
Operating income	15,717	29,629	45,346	14,197	28,060	42,257	3,089	7.3%
Intercompany rent revenue (expense)	23,461	(23,461)	—	22,113	(22,113)	—	—	—%
Other income (expense):
Interest income	6,871	89	6,960	4,410	52	4,462	2,498	56.0%
Interest expense	(27,408)	—	(27,408)	(25,382)	—	(25,382)	(2,026)	(8.0)%
Interest expense associated with property in receivership	(1,922)	—	(1,922)	—	—	—	(1,922)	N/A
Gain on disposition of property	1,262	—	1,262	—	—	—	1,262	N/A
Income before income taxes	17,981	6,257	24,238	15,338	5,999	21,337	2,901	13.6%
Income tax expense	(216)	(1,226)	(1,442)	(146)	(1,263)	(1,409)	(33)	(2.3)%
Net income	17,765	5,031	22,796	15,192	4,736	19,928	2,868	14.4%
Private perpetual preferred unit distributions	(1,050)	—	(1,050)	(1,050)	—	(1,050)	—	—%
Net income attributable to non-controlling interests in other partnerships	—	—	—	(111)	—	(111)	111	100.0%
Net income attributable to common unitholders	$16,715	$5,031	$21,746	$14,031	$4,736	$18,767	$2,979	15.9%

Real Estate Segment
Rental Revenue
The increase in rental revenue was primarily attributable to higher occupancy and higher operating and real estate tax expense escalations driving a $7.7 million increase during the three months ended September 30, 2024 compared to the three months ended September 30, 2023. This was partially offset by the net impact of acquisitions and dispositions made during the comparative period, which reduced rental revenue by $6.0 million.
Property Operating Expenses
The increase in property operating expenses was primarily due to higher utilities costs and higher payroll costs during the three months ended September 30, 2024 compared to the three months ended September 30, 2023.
General and Administrative Expenses
The increase in general and administrative expenses primarily reflects higher audit related costs and recognition of non-cash stock-based compensation expense of awards granted to executives that are nearing retirement eligibility during the three months ended September 30, 2024 compared to the three months ended September 30, 2023.
Interest Income
The increase in interest income in the three months ended September 30, 2024 reflects larger cash balances compared to the three months ended September 30, 2023.
Interest Expense
The increase in interest expense was primarily attributable to the new senior unsecured notes issuance in April 2024.
Gain on Disposition of Property
The gain on disposition activity for the three months ended September 30, 2024 represents the additional obligation we expect to be released arising from the accrued interest expense associated with the First Stamford Place mortgage, net of certain closing costs.
Observatory Segment
Observatory Revenue
Observatory revenues were higher driven by increased ticket prices during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023.
Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023
The following table summarizes our historical results of operations:

	Nine Months Ended September 30,
	2024			2023			Change	%
(amounts in thousands)	Real Estate Segment	Observatory Segment	Total	Real Estate Segment	Observatory Segment	Total
Revenues:
Rental revenue	$459,469	$—	$459,469	$446,152	$—	$446,152	$13,317	3.0%
Observatory revenue	—	98,102	98,102	—	93,149	93,149	4,953	5.3%
Lease termination fees	4,771	—	4,771	—	—	—	4,771	N/A
Third-party management and other fees	912	—	912	1,076	—	1,076	(164)	(15.2)%
Other revenues and fees	7,067	—	7,067	6,313	—	6,313	754	11.9%
Total revenues	472,219	98,102	570,321	453,541	93,149	546,690	23,631	4.3%
Operating expenses:
Property operating expenses	132,530	—	132,530	124,380	—	124,380	(8,150)	(6.6)%
Ground rent expenses	6,994	—	6,994	6,994	—	6,994	—	—%

General and administrative expenses	52,364	—	52,364	47,795	—	47,795	(4,569)	(9.6)%
Observatory expenses	—	27,104	27,104	—	25,983	25,983	(1,121)	(4.3)%
Real estate taxes	96,106	—	96,106	95,292	—	95,292	(814)	(0.9)%
Depreciation and amortization	139,346	107	139,453	140,194	118	140,312	859	0.6%
Total operating expenses	427,340	27,211	454,551	414,655	26,101	440,756	(13,795)	(3.1)%
Operating income	44,879	70,891	115,770	38,886	67,048	105,934	9,836	9.3%
Intercompany rent revenue (expense)	60,508	(60,508)	—	58,969	(58,969)	—	—	—%
Other income (expense):
Interest income	16,022	208	16,230	10,257	139	10,396	5,834	56.1%
Interest expense	(77,859)	—	(77,859)	(76,091)	—	(76,091)	(1,768)	(2.3)%
Interest expense associated with property in receivership	(2,550)	—	(2,550)	—	—	—	(2,550)	N/A
Loss on early extinguishment of debt	(553)	—	(553)	—	—	—	(553)	N/A
Gain on disposition of property	12,065	—	12,065	29,261	—	29,261	(17,196)	(58.8)%
Income before income taxes	52,512	10,591	63,103	61,282	8,218	69,500	(6,397)	(9.2)%
Income tax expense	(537)	(1,000)	(1,537)	(541)	(382)	(923)	(614)	(66.5)%
Net income	51,975	9,591	61,566	60,741	7,836	68,577	(7,011)	(10.2)%
Private perpetual preferred unit distributions	(3,151)	—	(3,151)	(3,151)	—	(3,151)	—	—%
Net income attributable to non-controlling interests in other partnerships	(4)	—	(4)	(69)	—	(69)	65	(94.2)%
Net income attributable to common unitholders	$48,820	$9,591	$58,411	$57,521	$7,836	$65,357	$(6,946)	(10.6)%
Real Estate Segment
Rental Revenue
The increase in rental revenue was primarily attributable to higher occupancy and higher operating and real estate tax expense escalations driving a $23.0 million increase during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This was partially offset by the net impact of acquisitions and dispositions made during the comparative period, which reduced rental revenue by $9.7 million.
Property Operating Expenses
The increase in property operating expenses was primarily due to higher utilities and cleaning costs, higher payroll costs and higher repair and maintenance costs during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.
General and Administrative Expenses
The increase in general and administrative expenses primarily reflects higher audit related costs and recognition of non-cash stock-based compensation expense of awards granted to executives that are nearing retirement eligibility during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.
Interest Income
The increase in interest income in the nine months ended September 30, 2024 reflects higher interest rates and larger cash balances compared to the nine months ended September 30, 2023.
Interest Expense
The increase in interest expense was primarily attributable to the new senior unsecured notes issuance in April 2024.
Gain on Disposition of Property
The gain on disposition activity for the nine months ended September 30, 2024 relates to the disposition of First Stamford Place in Stamford, Connecticut in May 2024. The gain on disposition activity for the nine months ended September 30, 2023 relates to the disposition of 500 Mamaroneck Avenue in Harrison, New York in April 2023 and 69-97 and 103-107 Main Street in Westport, Connecticut in February 2023.

Observatory Segment
Observatory Revenue
Observatory revenues were higher driven by increased visitation and ticket prices during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2024.
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
At September 30, 2024, we had $421.9 million available in cash and cash equivalents, and $500.0 million available under our unsecured revolving credit facility.
As of September 30, 2024, we had approximately $2.3 billion of total consolidated indebtedness outstanding, with a weighted average interest rate of 4.27% and a weighted average maturity of 5.3 years.
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
On March 28, 2024, we executed a buyout of the 10% non-controlling interest in two of our multifamily properties located at 561 10th Avenue and 345 East 94th Street in Manhattan for $14.2 million in cash and the assumption of $18.0 million of in-place debt and now own 100% of the ownership interests in these assets.
On September 25, 2024, we closed on the acquisition of a portfolio of retail properties on North 6th Street in Williamsburg, Brooklyn for a purchase price of $143.0 million. Subsequent to quarter-end, in October 2024, we closed on the acquisition of additional retail properties on North 6th Street in Williamsburg, Brooklyn for approximately $52.0 million.
In September 2024, we entered into an agreement to acquire an additional retail asset on North 6th Street in Williamsburg, Brooklyn for approximately $30.0 million. This acquisition is subject to customary closing conditions. The acquisition is anticipated to close in mid-2025.

Unsecured Revolving Credit and Term Loan Facilities
In March 2024, we closed on the BofA Credit Facilities, a $715 million, five-year unsecured credit agreement which consists of the $620.0 million Revolving Credit Facility and the $95.0 million BofA Term Loan Facility. The Revolving Credit Facility matures on March 8, 2029, inclusive of two six-month extension periods and replaced the existing revolving credit facility that was due to mature in March 2025. The BofA Term Loan Facility matures on March 8, 2029, inclusive of two twelve-month extension periods and replaced the existing term loan facility that was due to mature in March 2025. Initial interest rates on the BofA Credit Facilities, which may change based on our leverage levels, are adjusted SOFR plus 130 basis points for any drawn portion of the Revolving Credit Facility and adjusted SOFR plus 150 basis points for the BofA Term Loan Facility. In addition, the BofA Credit Facilities have a sustainability-linked pricing mechanism that reduces the borrowing spread if certain benchmarks are achieved each year. See "Financial Statements - Note 5 Debt" for a summary of our unsecured revolving credit and term loan facilities.
Financial Covenants
As of September 30, 2024, we were in compliance with the following financial covenants:

Financial Covenant	Required	September 30, 2024	In Compliance
Maximum total leverage	< 60%	33.2%	Yes
Maximum secured leverage	< 40%	10.7%	Yes
Minimum fixed charge coverage	> 1.50x	2.9x	Yes
Minimum unencumbered interest coverage	> 1.75x	4.7x	Yes
Maximum unsecured leverage	< 60%	26.4%	Yes
Mortgage Debt
As of September 30, 2024, mortgage notes payable, net, amounted to $705.6 million. We have no mortgage debt maturity until April 2026.
In April 2024, we worked with the First Stamford Place mortgage lender to structure a consensual foreclosure. In May 2024, the First Stamford Place property was placed in receivership and accordingly, we reclassified the related debt and applicable accrued interest to debt associated with property under receivership and accrued interest associated with property in receivership, respectively, in our condensed consolidated balance sheet. As of September 30, 2024, this debt consists of a $164 million mortgage loan bearing interest at 4.09% and a $11.9 million loan bearing interest at 6.25%. In connection with this we recorded a contract asset which represents the amount of obligation we expect to be released upon the final resolution of the foreclosure process on the First Stamford Place property.
In July 2024, we executed an agreement for the refinance of the mortgage for the Metro Center property that was due to mature in November 2024. Beginning in November 2024, the new loan balance of $71.6 million will be interest-only at the same interest rate of 3.59%, with a maturity of November 2029, inclusive of a one-year extension option.
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
The terms of our senior unsecured notes, including the Series I-K notes, include customary covenants, including limitations on liens, investment, distributions, debt, fundamental changes, and transactions with affiliates and require certain customary financial reports. The terms also require compliance with financial ratios including a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a minimum unencumbered interest coverage ratio, and a maximum unsecured leverage ratio. The agreements also contain customary events of default (subject in certain cases to specified cure periods), including but not limited to non-payment, breach of covenants, representations or warranties, cross defaults, bankruptcy or other insolvency events, judgments, ERISA events, the occurrence of certain change of control transactions and loss of REIT qualification. As of September 30, 2024, we were in compliance with these covenants.
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
Office Properties(1)(2)

	Nine Months Ended September 30,
Total New Leases, Expansions, and Renewals(3)	2024	2023
Number of leases signed(4)	82	68
Total square feet	921,671	782,786
Leasing commission costs per square foot(5)	$18.53	$18.23
Tenant improvement costs per square foot(5)	58.67	77.25
Total leasing commissions and tenant improvement costs per square foot(5)	$77.20	$95.48
Retail Properties(2)(6)

	Nine Months Ended September 30,
Total New Leases, Expansions, and Renewals(3)	2024	2023
Number of leases signed(4)	9	5
Total square feet	24,240	14,263
Leasing commission costs per square foot(5)	$74.29	$47.80
Tenant improvement costs per square foot(5)	35.87	48.17
Total leasing commissions and tenant improvement costs per square foot(5)	$110.16	$95.97
_______________
(1)Excludes an aggregate of 475,744 and 498,672 rentable square feet of retail space in our Manhattan office properties in 2024 and 2023, respectively. Includes the Empire State Building broadcasting licenses and Observatory operations.
(2)The tables above exclude our multifamily properties.
(3)Beginning in 2024, the number of leases signed include "Early Renewals" which are leases signed over two years prior to the lease expiration. Amounts for number of leases signed, total square feet, leasing commission costs per square foot and tenant improvement costs per square foot have been adjusted to include the impact of early renewals for the nine months ended September 30, 2023.
(4)Presents a renewed and expansion lease as one lease signed.
(5)Presents all tenant improvement and leasing commission costs as if they were incurred in the period in which the lease was signed, which may be different than the period in which they were actually paid.
(6)Includes an aggregate of 475,744 and 498,672 rentable square feet of retail space in our Manhattan office properties in 2024 and 2023, respectively.

(amounts in thousands)	Nine Months Ended September 30,
Total Commercial Portfolio	2024	2023
Capital expenditures (1)	$48,878	$38,736
_______________
(1)Includes all capital expenditures, excluding tenant improvements and leasing commission costs.
As of September 30, 2024, we expect to incur additional costs relating to obligations under existing lease agreements of approximately $126.5 million for tenant improvements and leasing commissions. We intend to fund the tenant improvements and leasing commission costs through a combination of operating cash flow, cash on hand and other borrowings.

Capital expenditures are considered part of both our short-term and long-term liquidity requirements. We intend to fund capital improvements through a combination of operating cash flow, cash on hand and borrowings.
Off-Balance Sheet Arrangements
As of September 30, 2024, we did not have any off-balance sheet arrangements.
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
Distribution to Equity Holders
Distributions and dividends amounting to $31.8 million and $30.8 million have been made to equity holders for the nine months ended September 30, 2024 and 2023, respectively.
Stock and Publicly Traded Operating Partnership Unit Repurchase Program
ESRT's Board of Directors authorized the repurchase of up to $500.0 million of ESRT Class A common stock and our Series ES, Series 250 and Series 60 operating partnership units from January 1, 2024 through December 31, 2025. Under the program, ESRT may purchase ESRT Class A common stock and we may purchase our Series ES, Series 250 and Series 60 operating partnership units in accordance with applicable securities laws from time to time in the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by ESRT and us at our discretion and will be subject to stock price, availability, trading volume, general market conditions, and applicable securities laws. The authorization does not obligate ESRT or us to acquire any particular amount of securities, and the program may be suspended or discontinued at ESRT's and our discretion without prior notice. As of September 30, 2024, we had $500.0 million remaining of the authorized repurchase amount. There were no repurchases of equity securities during the three and nine months ended September 30, 2024. See "Financial Statements - Note 10. Capital."
Cash Flows
Comparison of Nine Months Ended September 30, 2024 to the Nine Months Ended September 30, 2023
Net cash. Cash and cash equivalents and restricted cash were $469.9 million and $421.0 million, respectively, as of September 30, 2024 and 2023. The increase was primarily the result of the following changes in cash flows:

Operating activities. Net cash provided by operating activities increased by $14.8 million to $210.9 million primarily due to an increase in revenue including decreases in rent concessions and increase in lease termination fees. These increases are partially offset by decreases in working capital, particularly a reduction in security deposits as more tenants replaced cash deposits with letters of credit in the current period, as well as the derecognition of First Stamford Place in May 2024.
Investing activities. Net cash used in investing activities increased by $279.1 million to $318.5 million primarily due to the $143.4 million acquisition of a portfolio of retail properties on North 6th Street in Williamsburg in September 2024, compared to the $26.9 million acquisition of retail properties on North 6th Street in Williamsburg in September 2023. In addition, in the nine months ended September 30, 2024 there were no proceeds from dispositions of properties compared to $88.9 million of proceeds on dispositions received in the nine months ended September 30, 2023 (see "Financial Statements - Note 3. Acquisitions and Dispositions"). Net cash used in investing activities also increased due to a $42.5 million increase in capital expenditures and redevelopment in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.
Financing activities. Net cash provided by financing activities increased by $221.0 million to $170.6 million primarily due to proceeds from a private placement of senior unsecured notes in the current period. See "Financial Statements - Note 5. Debt."
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
The following table presents a reconciliation of our net income, the most directly comparable GAAP measure, to NOI:

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2024	2023	2024	2023
	(unaudited)		(unaudited)
Net income	$22,796	$19,928	$61,566	$68,577
Add:
General and administrative expenses	18,372	16,012	52,364	47,795
Depreciation and amortization	45,899	46,624	139,453	140,312
Interest expense	27,408	25,382	77,859	76,091
Interest expense associated with property in receivership	1,922	—	2,550	—
Loss on early extinguishment of debt	—	—	553	—
Income tax expense	1,442	1,409	1,537	923
Less:
Gain on sale/disposition of property	(1,262)	—	(12,065)	(29,261)
Third-party management and other fees	(271)	(268)	(912)	(1,076)
Interest income	(6,960)	(4,462)	(16,230)	(10,396)
Net operating income	$109,346	$104,625	$306,675	$292,965

Other Net Operating Income Data
Straight-line rental revenue	$2,277	$5,015	$7,238	$17,430
Net increase in rental revenue from the amortization of above-and below-market lease assets and liabilities	$476	$554	$1,503	$1,932
Amortization of acquired below-market ground leases	$1,958	$1,957	$5,874	$5,873
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
The following table presents a reconciliation of our net income, the most directly comparable GAAP measure, to FFO, Modified FFO and Core FFO:

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2024	2023	2024	2023
	(unaudited)		(unaudited)
Net income	$22,796	$19,928	$61,566	$68,577
Non-controlling interests in other partnerships	—	(111)	(4)	(69)
Private perpetual preferred unit distributions	(1,050)	(1,050)	(3,151)	(3,151)
Real estate depreciation and amortization	44,871	45,174	136,126	136,085
Gain on disposition of property	(1,262)	—	(12,065)	(29,261)
FFO attributable to common unitholders	65,355	63,941	182,472	172,181
Amortization of below-market ground leases	1,958	1,957	5,874	5,873
Modified FFO attributable to common unitholders	67,313	65,898	188,346	178,054
Interest expense associated with property in receivership	1,922	—	2,550	—
Loss on early extinguishment of debt	—	—	553	—
Core FFO attributable to common unitholders	$69,235	$65,898	$191,449	$178,054

Weighted average Operating Partnership units
Basic	264,787	262,756	264,675	263,379
Diluted	269,613	266,073	268,608	265,269
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
As of September 30, 2024, there were approximately 0.6 million rentable square feet of space in our portfolio available to lease (excluding leases signed but not yet commenced) representing 7.0% of the net rentable square footage of the properties in our commercial portfolio. In addition, leases representing 2.6% and 6.3% of net rentable square footage of the properties in our commercial portfolio will expire in 2024 and in 2025, respectively. These leases are expected to represent approximately 2.3% and 6.9%, respectively, of our annualized rent for such periods. Our revenues and results of operations can be impacted by expiring leases that are not renewed or re-leased or that are renewed or re-leased at base rental rates equal to, above or below the current average base rental rates. Further, our revenues and results of operations can also be affected by downtime after space is vacated and the costs we incur to re-lease available space, including payment of leasing commissions, redevelopments and build-to-suit remodeling that may not be borne by the tenant.
Observatory Operations
For the nine months ended September 30, 2024, the Observatory hosted 1,860,000 visitors, compared to 1,852,000 visitors for the nine months ended September 30, 2023, an increase of 0.4%. Observatory revenue for the nine months ended September 30, 2024 was $98.1 million, a 5% increase from $93.1 million for the nine months ended September 30, 2023. The Observatory revenue increase was driven by higher visitation levels and ticket prices in 2024.
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
In addition to our diversified portfolio, our business is supported by a well-positioned balance sheet, modest leverage and good access to liquidity as set forth herein. The absence of unaddressed near term debt maturities provides an added degree of security in a rising rate environment. This provides us optionality to execute on capital recycling, acquisitions, and buybacks. As we navigate these uncertain times, we remain prepared for various challenges and situations.
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
As of September 30, 2024, we have interest rate SOFR swap and cap agreements with an aggregate notional value of $680.4 million and which mature between October 1, 2024 and November 1, 2033. The "variable to fixed" interest rate swaps have been designated as cash flow hedges and are deemed highly effective with fair values in an asset position of $5.7 million and are included in prepaid expenses and other assets and the fair value of our derivative instruments in a liability position amounted to $2.1 million that is included in accounts payable and accrued expenses on the condensed consolidated balance sheet as of September 30, 2024.
As of September 30, 2024, the weighted average interest rate on the $2.3 billion of fixed-rate indebtedness outstanding was 4.27% per annum, with maturities at various dates through March 17, 2035.
As of September 30, 2024, the fair value of our outstanding debt was approximately $2.2 billion, which was approximately $117.7 million less than the book value as of such date. Interest risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure.
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
We carried out an evaluation, under the supervision and with the participation of management, including ESRT's Chief Executive Officer and ESRT's Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures at the end of the period covered by this report. Based on the foregoing, ESRT's Chief Executive Officer and ESRT's Chief Financial Officer concluded, as of that time, that our disclosure controls were not effective at a reasonable level of assurance as of September 30, 2024 because of a material weakness identified in the design of certain information technology ("IT") general controls ("ITGCs").
A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As previously reported in our Form 10-K/A for the year ended December 31, 2023, our Form 10-Q/A for the fiscal quarter ended March 31, 2024, and our Form 10-Q for the fiscal quarter ended June 30, 2024, we identified a material weakness in the design of ITGCs related to IT systems and applications relevant to preparation of our financial statements. In particular, the Company's ITGCs included: (i) controls to approve and monitor changes within information systems and related applications, but the monitoring controls were not designed to ensure a complete population of changes were subject to the control procedures across all relevant IT components and (ii) the controls to approve and monitor user access to information systems and related applications, but the monitoring controls were not designed to review the appropriateness of permissions granted to approved users. As a result, business process controls (automated and manual) that are dependent on the ineffective ITGCs, or that rely on data produced from systems impacted by the ineffective ITGCs, were also deemed ineffective.

Despite the finding of the material weakness, management has concluded that our condensed consolidated financial statements and related notes thereto included herein fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented.
Remediation of the Material Weakness in Internal Control Over Financial Reporting
The Company is in the process of implementing changes associated with the design, implementation and monitoring of ITGCs in the areas of logical access and change management for IT applications that support the Company’s financial statement preparation and reporting processes to ensure that internal controls are designed and operating effectively. Our remediation plans are expected to include:
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
•Training relevant personnel on the design and operation of our ITGCs over financial reporting.
We believe that these actions, collectively, will remediate the material weakness identified. However, we will not be able to conclude that we have completely remediated the material weakness until the applicable controls are fully implemented and have operated for a sufficient period of time and management concludes, through formal testing, that the remediated controls are operating effectively. We will continue to monitor the design and effectiveness of these and other processes, procedures, and controls and will make any further changes management deems appropriate.
Changes in Internal Control Over Financial Reporting
Except for the continuing remediation of the material weaknesses noted above, there were no changes to our internal control over financial reporting that were identified in connection with the evaluation referenced above that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See “Financial Statements – Note 9 Commitments and Contingencies” for a description of legal proceedings.
ITEM 1A. RISK FACTORS
As of September 30, 2024, there have been no material changes to the risk factors. See the section entitled "Risk Factors" of our Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2023 and our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2024, and any additional factors that may be contained in any filing we make with the SEC.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.
Recent Purchases of Equity Securities
Stock and Publicly Traded Operating Partnership Unit Repurchase Program

Our Board of Directors authorized the repurchase of up to $500 million of our Class A common stock and the Operating Partnership’s Series ES, Series 250 and Series 60 operating partnership units from January 1, 2024 through December 31, 2025. Under the program, we may purchase our Class A common stock and the Operating Partnership’s Series ES, Series 250 and Series 60 operating partnership units in accordance with applicable securities laws from time to time in the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by us at our discretion and will be subject to stock price, availability, trading volume, general market conditions, and applicable securities laws. The authorization does not obligate us to acquire any particular amount of securities, and the program may be suspended or discontinued at our discretion without prior notice. As of September 30, 2024, we had $500.0 million remaining of the authorized repurchase amount. There were no repurchases of equity securities during the three months ended September 30, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
(a) None.
(b) None.
(c) During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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
EMPIRE STATE REALTY OP, L.P.
By: Empire State Realty Trust, Inc., its general partner

Date:	November 8, 2024	By: /s/ Stephen V. Horn
Stephen V. Horn
Executive Vice President, Chief Financial Officer & Chief Accounting Officer
(Principal Financial and Accounting Officer)