Form 10-Q
period 2025-03-31
Empire State Realty OP, L.P.
filed 2025-05-07
CIK 1553079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒
As of May 2, 2025, there were 17,733,682 units of the Registrant Series ES operating partnership units outstanding, 4,529,675 units of the Series 60 operating partnership units outstanding, and 2,359,560 units of the Series 250 operating partnership units outstanding.

ITEM 1. FINANCIAL STATEMENTS
Empire State Realty OP, L.P.
Condensed Consolidated Balance Sheets

(amounts in thousands, except per unit amounts)	March 31, 2025	December 31, 2024
ASSETS	(unaudited)
Commercial real estate properties, at cost:
Land	$386,423	$386,423
Development costs	8,187	8,187
Building and improvements	3,430,812	3,392,043
	3,825,422	3,786,653
Less: accumulated depreciation	(1,306,924)	(1,274,193)
Commercial real estate properties, net	2,518,498	2,512,460
Contract asset	—	170,419
Cash and cash equivalents	187,823	385,465
Restricted cash	49,589	43,837
Tenant and other receivables	29,071	31,427
Deferred rent receivables	252,299	247,754
Prepaid expenses and other assets	64,233	101,852
Deferred costs, net	181,802	183,987
Acquired below-market ground leases, net	311,452	313,410
Right of use assets	28,134	28,197
Goodwill	491,479	491,479
Total assets	$4,114,380	$4,510,287
LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable, net	$691,816	$692,176
Senior unsecured notes, net	1,097,212	1,197,061
Unsecured term loan facilities, net	268,807	268,731
Unsecured revolving credit facility	—	120,000
Debt associated with property in receivership	—	177,667
Accrued interest associated with property in receivership	—	5,433
Accounts payable and accrued expenses	135,298	132,016
Acquired below-market leases, net	18,306	19,497
Ground lease liabilities	28,134	28,197
Deferred revenue and other liabilities	61,888	62,639
Tenants’ security deposits	27,044	24,908
Total liabilities	2,328,505	2,728,325
Commitments and contingencies
Capital:
Private perpetual preferred units:
Series 2019 Private perpetual preferred units, $13.52 liquidation preference, 4,664 issued and outstanding in 2025 and 2024	21,936	21,936
Series 2014 Private perpetual preferred units, $16.62 liquidation preference, 1,560 issued and outstanding in 2025 and 2024	8,004	8,004
Series PR operating partnership units:
ESRT partner's capital (2,787 and 2,742 general partner operating partnership units and 165,283 and 164,641 limited partner operating partnership units outstanding in 2025 and 2024, respectively)	1,032,060	1,030,696
Limited partners' interests (85,866 and 81,605 limited partner operating partnership units outstanding in 2025 and 2024, respectively)	714,575	711,904
Series ES operating partnership units (17,869 and 18,181 limited partner operating partnership units outstanding in 2025 and 2024, respectively)	7,017	7,126
Series 60 operating partnership units (4,562 and 4,589 limited partner operating partnership units outstanding in 2025 and 2024, respectively)	1,430	1,436
Series 250 operating partnership units (2,365 and 2,393 limited partner operating partnership units outstanding in 2025 and 2024, respectively)	853	860
Total Empire State Realty OP, L.P.'s capital	1,785,875	1,781,962
Non-controlling interest in other partnerships	—	—
Total capital	1,785,875	1,781,962
Total liabilities and capital	$4,114,380	$4,510,287
The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty OP, L.P.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
(amounts in thousands, except per unit amounts)	2025	2024
Revenues:
Rental revenue	$154,542	$153,882
Observatory revenue	23,161	24,596
Lease termination fees	—	—
Third-party management and other fees	431	265
Other revenue and fees	1,932	2,436
Total revenues	180,066	181,179
Operating expenses:
Property operating expenses	45,060	45,060
Ground rent expenses	2,331	2,331
General and administrative expenses	16,940	15,972
Observatory expenses	8,118	8,431
Real estate taxes	33,050	32,241
Depreciation and amortization	48,779	46,081
Total operating expenses	154,278	150,116
Total operating income	25,788	31,063
Other income (expense):
Interest income	3,786	4,178
Interest expense	(26,938)	(25,128)
Interest expense associated with property in receivership	(647)	—
Loss on early extinguishment of debt	—	(553)
Gain on disposition of property	13,170	—
Income before income taxes	15,159	9,560
Income tax benefit	619	655
Net income	15,778	10,215
Private perpetual preferred unit distributions	(1,050)	(1,050)
Net income attributable to non-controlling interests in other partnerships	—	(4)
Net income attributable to common unitholders	$14,728	$9,161

Total weighted average units:
Basic	267,073	264,562
Diluted	269,529	267,494

Earnings per unit attributable to common unitholders:
Basic	$0.06	$0.03
Diluted	$0.05	$0.03

Dividends per unit	$0.035	$0.035

The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty OP, L.P.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended March 31,
(amounts in thousands)	2025	2024
Net income	$15,778	$10,215
Other comprehensive income (loss):
Unrealized gain (loss) on valuation of interest rate swap agreements	(4,116)	8,198
Amount reclassified into interest expense	(1,049)	(2,324)
Other comprehensive income (loss)	(5,165)	5,874
Comprehensive income	10,613	16,089
Net income attributable to non-controlling interests in other partnerships	—	(4)
Other comprehensive income attributable to non-controlling interest in other partnerships	—	—
Comprehensive income attributable to OP unitholders	$10,613	$16,085

The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty OP, L.P.
Condensed Consolidated Statements of Capital
For The Three Months Ended March 31, 2025 and 2024
(unaudited)

			Series PR Operating Partnership Units				Series ES Operating Partnership Units Limited Partners		Series 60 Operating Partnership Units Limited Partners		Series 250 Operating Partnership Units Limited Partners
			General Partner		Limited Partners
(amounts in thousands)	Private Perpetual Preferred Units	Private Perpetual Preferred Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Non-controlling Interest in Other Partnerships	Total Capital
Balance at December 31, 2024	6,224	$29,940	167,383	$1,030,696	81,605	$711,904	18,181	$7,126	4,589	$1,436	2,393	$860	$—	$1,781,962
Conversion of operating partnership units to ESRT Partner's Capital	—	—	533	1,585	(166)	(1,445)	(312)	(122)	(27)	(8)	(28)	(10)	—	—
Repurchases of common units	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Equity compensation	—	—	154	(327)	4,427	4,410	—	—	—	—	—	—	—	4,083
Distributions	—	(1,050)	—	(5,880)	—	(2,982)	—	(628)	—	(160)	—	(83)	—	(10,783)
Net income	—	1,050	—	9,220	—	4,139	—	987	—	250	—	132	—	15,778
Other comprehensive loss	—	—	—	(3,234)	—	(1,451)	—	(346)	—	(88)	—	(46)	—	(5,165)
Balance at March 31, 2025	6,224	$29,940	168,070	$1,032,060	85,866	$714,575	17,869	$7,017	4,562	$1,430	2,365	$853	$—	$1,785,875

			Series PR Operating Partnership Units				Series ES Operating Partnership Units Limited Partners		Series 60 Operating Partnership Units Limited Partners		Series 250 Operating Partnership Units Limited Partners
			General Partner		Limited Partners
(amounts in thousands)	Private Perpetual Preferred Units	Private Perpetual Preferred Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Non-controlling Interest in Other Partnerships	Total Capital
Balance at December 31, 2023	6,224	$29,940	163,046	$985,518	80,189	$694,512	19,947	$4,427	5,144	$779	2,619	$462	$15,407	$1,731,045
Conversion of operating partnership units to ESRT Partner's Capital	—	—	1,566	7,132	(807)	(6,981)	(560)	(121)	(153)	(22)	(46)	(8)	—	—
Repurchases of common units	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Acquisition of non-controlling interests in other partnerships	—	—	—	114	—	—	—	—	—	—	—	—	(15,411)	(15,297)
Equity compensation	—	—	186	(260)	2,884	3,709	—	—	—	—	—	—	—	3,449
Distributions	—	(1,050)	—	(5,765)	—	(2,793)	—	(679)	—	(175)	—	(90)	—	(10,552)
Net income	—	1,050	—	5,661	—	2,556	—	678	—	174	—	92	4	10,215
Other comprehensive income	—	—	—	3,722	—	1,572	—	417	—	107	—	56	—	5,874
Balance at March 31, 2024	6,224	$29,940	164,798	$996,122	82,266	$692,575	19,387	$4,722	4,991	$863	2,573	$512	$—	$1,724,734

The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty OP, L.P.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
(amounts in thousands)	2025	2024
Cash Flows From Operating Activities
Net income	$15,778	$10,215
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,779	46,081
Gain on disposition of property	(13,170)	—
Amortization of non-cash items within interest expense	2,175	2,076
Amortization of acquired above- and below-market leases, net	(798)	(514)
Amortization of acquired below-market ground leases	1,958	1,958
Straight-lining of rental revenue	(5,283)	(3,061)
Equity based compensation	4,980	3,449
Loss on early extinguishment of debt	—	553
Increase (decrease) in cash flows due to changes in operating assets and liabilities:
Security deposits	2,136	(10,042)
Tenant and other receivables	2,356	(1,371)
Deferred costs	(7,812)	(8,105)
Prepaid expenses and other assets	31,809	29,132
Accounts payable and accrued expenses	250	141
Deferred revenue and other liabilities	(12)	414
Net cash provided by operating activities	83,146	70,926
Cash Flows From Investing Activities
Additions to building and improvements	(42,063)	(53,000)
Acquisition of non-controlling interests in other partnerships	—	(14,226)
Post-closing costs from a prior period sale of property	—	(4,034)
Development costs	—	(9)
Net cash used in investing activities	(42,063)	(71,269)

The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty OP, L.P.
Condensed Consolidated Statements of Cash Flows (continued)
(unaudited)

	Three Months Ended March 31,
(amounts in thousands)	2025	2024
Cash Flows From Financing Activities
Repayment of unsecured senior notes	(100,000)	—
Proceeds from unsecured revolving credit facility	—	120,000
Repayment of unsecured revolving credit facility	(120,000)	—
Proceeds from unsecured term loan	—	95,000
Repayment of unsecured term loan	—	(215,000)
Repayment of mortgage notes payable	(889)	(1,470)
Deferred financing costs	(404)	(9,280)
Taxes paid on withholding shares	(897)	—
Private perpetual preferred unit distributions	(1,050)	(1,050)
Distributions	(9,733)	(9,502)
Net cash used in financing activities	(232,973)	(21,302)
Net decrease in cash and cash equivalents and restricted cash	(191,890)	(21,645)
Cash and cash equivalents and restricted cash—beginning of period	429,302	406,956
Cash and cash equivalents and restricted cash—end of period	$237,412	$385,311

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$385,465	$346,620
Restricted cash at beginning of period	43,837	60,336
Cash and cash equivalents and restricted cash at beginning of period	$429,302	$406,956

Cash and cash equivalents at end of period	$187,823	$333,573
Restricted cash at end of period	49,589	51,738
Cash and cash equivalents and restricted cash at end of period	$237,412	$385,311

Supplemental disclosures of cash flow information:
Cash paid for interest	$20,357	$21,984
Cash paid for income taxes	$1,220	$480

Non-cash investing and financing activities:
Building and improvements included in accounts payable and accrued expenses	$79,042	$48,771
Write-off of fully depreciated assets	9,270	551
Derivative instruments at fair values included in prepaid expenses and other assets	7,035	16,726
Contract asset	(171,003)	—
Debt associated with property in receivership	177,667	—
Accrued interest associated with property in receivership	6,080	—
Conversion of operating partnership units to ESRT partner's capital	1,585	7,132

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
As of March 31, 2025, our portfolio was comprised of approximately 7.9 million rentable square feet of office space, 0.8 million rentable square feet of retail space and 732 residential units. Our office portfolio included 10 properties (including three long-term ground leasehold interests). Nine of these office properties are located in midtown Manhattan and encompass approximately 7.6 million rentable square feet of office space and 0.5 million rentable square feet of retail space, including the Empire State Building. The remaining office property is located in Stamford, Connecticut, with immediate access to mass transportation. Additionally, we have entitled land adjacent to the Stamford office property that can support the development of either office or residential per local zoning. Our multifamily portfolio included 732 residential units in New York City.
We were organized as a Delaware limited partnership on November 28, 2011, and commenced operations upon completion of the initial public offering of ESRT’s Class A common stock and related formation transactions on October 7, 2013 (the "Offering"). ESRT's Class A common stock, par value $0.01 per share, is listed on the New York Stock Exchange under the symbol "ESRT." ESRT, as the sole general partner in our Company, has responsibility and discretion in the management and control of our Company, and our limited partners, in such capacity, have no authority to transact business for, or participate in the management activities, of our Company. As of March 31, 2025, ESRT owned approximately 60.3% of our operating partnership units.
2. Summary of Significant Accounting Policies
There have been no material changes to the summary of significant accounting policies included in the "Summary of Significant Accounting Policies" section in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report”).
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
The results of operations for the periods presented are not necessarily indicative of the results that may be expected for the corresponding full years. These financial statements should be read in conjunction with the financial statements and accompanying notes included in the financial statements for the year ended December 31, 2024 contained in our Annual Report. Our Observatory business is subject to tourism trends and the weather, and therefore does experience some seasonality. For the year ended December 31, 2024, approximately 18% of our annual Observatory revenue was realized in the first quarter, 25% was realized in the second quarter, 29% was realized in the third quarter, and 28% was realized in the fourth quarter. Our multifamily business experiences some seasonality based on general market trends in New York City – the winter months (November through January) are slower in terms of lease activity. We seek to mitigate this by staggering lease terms such that lease expirations are matched with seasonal demand. We do not consider the balance of our business to be subject to material seasonal fluctuations.
We consolidate entities in which we have a controlling financial interest. In determining whether we have a controlling financial interest in a partially owned entity and the requirement to consolidate the accounts of that entity, we consider factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partners/members. For variable interest entities ("VIE"), we consolidate the entity if we are deemed to have a variable interest in the entity and through that interest we are deemed the primary beneficiary. The primary beneficiary of a VIE is the entity that has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. The primary beneficiary is required to consolidate the VIE. At December 31, 2024 we were the primary beneficiary of a variable interest in the intermediary entities that hold title to the assets of the North 6th Street Collection acquired in 2024. The intermediary entities were utilized to execute like-kind exchanges, most of which were completed as of March 31, 2025 and the intermediary entities assigned its ownership interests in these entities to us. At March 31, 2025 we remained the primary beneficiary of a variable interest in one of the intermediary entities.
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
3. Acquisitions and Dispositions
Property Acquisitions
In September and October 2024, we closed on the acquisition of a portfolio of retail properties on North 6th Street in Williamsburg, Brooklyn for an aggregate purchase price of $195.0 million. The following table summarizes the purchase price allocation of this acquisition (amounts in thousands):

				Intangibles
Property	Date Acquired	Land	Building and Improvements	Assets	Liabilities	Total
The North 6th Street Collection(1)	September 2024-October 2024	$44,924	$146,826	$10,984	$(9,664)	$193,070
(1) Includes nine retail properties on North 6th Street in Williamsburg, Brooklyn. Includes capitalized transaction costs of $(1.9) million, net of certain closing credits.

In September 2024, we entered into an agreement for the acquisition of an additional retail property on North 6th Street in Williamsburg, Brooklyn for approximately $30.0 million. The acquisition is anticipated to close in mid-2025.
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
Property Dispositions
The following table summarizes properties disposed of during the three and twelve months ended March 31, 2025 and December 31, 2024, respectively (amounts in thousands):

Property	Date of Disposal	Sales Price(1)	Gain on Disposition(2)
First Stamford Place, Stamford, Connecticut	5/22/2024	$165,807	$26,472
(1) We transferred the First Stamford Place, which was encumbered by mortgage and other debt obligations of $165.8 million back to the lender in consensual foreclosure and recognized non-cash gain upon the disposition.
(2) Gain on disposition includes $13.2 million and $13.3 million for the three months ended March 31, 2025 and the year ended December 31, 2024, respectively.

In April 2024, we worked with the First Stamford Place mortgage lender to structure a consensual foreclosure. On May 22, 2024, a receiver was appointed and we ended our management and control of the property. In connection with this, we removed the related assets and property liabilities from our condensed consolidated balance sheet and recognized a gain in the condensed consolidated statements of operations of $13.3 million for the twelve months ended December 31, 2024. We also recorded a contract asset of $170.4 million that represented the consideration not yet received for the senior mortgage obligation, including applicable accrued interest, we expected to be released upon the final resolution of the foreclosure process on First Stamford Place. On February 5, 2025, the consensual foreclosure of First Stamford Place was completed and we were released of the senior mortgage obligation and derecognized the related contract asset.
In connection with the completion of the consensual foreclosure we concluded that we are no longer the primary beneficiary of the entity that holds the First Stamford Place mezzanine debt obligation as we no longer have the power to direct the activities that most significantly impact the VIE's economic performance, nor the right to receive the benefits from the VIE. As a result, the entity was deconsolidated during the three months ended March 31, 2025 and we recognized a gain of $13.2 million representing other obligations relating to First Stamford Place. The gain is included as a component of gain on disposition of property in the accompanying condensed consolidated statement of operations.
4. Deferred Costs, Acquired Lease Intangibles and Goodwill
Deferred costs, net, consisted of the following:

(amounts in thousands)	March 31, 2025	December 31, 2024
Deferred leasing costs	$220,044	$230,836
Acquired in-place lease value, acquired deferred leasing costs and deferred acquisition costs	137,597	137,580
Acquired above-market leases	19,589	19,636
Total deferred costs, excluding deferred financing costs	377,230	388,052
Less: accumulated amortization	(204,207)	(212,972)
Total deferred costs, net, excluding net deferred financing costs	173,023	175,080
Deferred financing costs, net, of accumulated amortization of $8,313 and $7,783, respectively (See Note 5)	8,779	8,907
Total deferred costs, net	$181,802	$183,987

Acquired below-market ground leases, net, consisted of the following:

(amounts in thousands)	March 31, 2025	December 31, 2024
Acquired below-market ground leases	$396,916	$396,916
Less: accumulated amortization	(85,464)	(83,506)
Acquired below-market ground leases, net	$311,452	$313,410
Acquired below-market leases, net, consisted of the following:

(amounts in thousands)	March 31, 2025	December 31, 2024
Acquired below-market leases	$(56,359)	$(56,359)
Less: accumulated amortization	38,053	36,862
Acquired below-market leases, net	$(18,306)	$(19,497)
The total amortization related to deferred costs and acquired lease intangibles consisted of the following:

	Three Months Ended March 31,
(amounts in thousands)	2025	2024
Rental revenue:
Amortization of below-market leases, net of above-market leases	$798	$514
Depreciation and amortization:
Amortization of deferred leasing costs and acquired deferred leasing costs	5,369	5,787
Amortization related to acquired in-place lease value	1,408	1,286
As of March 31, 2025 and December 31, 2024, we had goodwill of $491.5 million. Goodwill was allocated $227.5 million to the Observatory reportable segment and $264.0 million to the real estate reportable segment.
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
5. Debt
Debt consisted of the following:

	Principal Balance		As of March 31, 2025
(amounts in thousands)	March 31, 2025	December 31, 2024	Stated Rate	Effective Rate(1)	Maturity Date(2)
Fixed rate mortgage debt:
10 Union Square	$50,000	$50,000	3.70%	3.97%	4/1/2026
1542 Third Avenue	30,000	30,000	4.29%	4.53%	5/1/2027
1010 Third Avenue and 77 West 55th Street	33,815	34,048	4.01%	4.21%	1/5/2028
Metro Center (3)	71,600	71,600	3.59%	3.67%	11/5/2029
250 West 57th Street	180,000	180,000	2.83%	3.21%	12/1/2030

1333 Broadway	160,000	160,000	4.21%	4.29%	2/5/2033
345 East 94th Street - Series A	43,600	43,600	70% of SOFR plus 0.95%	3.56%	11/1/2030
345 East 94th Street - Series B	6,300	6,490	SOFR plus 2.24%	3.56%	11/1/2030
561 10th Avenue - Series A	114,500	114,500	70% of SOFR plus 1.07%	3.85%	11/1/2033
561 10th Avenue - Series B	13,569	14,036	SOFR plus 2.45%	3.85%	11/1/2033
Total mortgage debt	703,384	704,274
Senior unsecured notes:(4)
Series A	—	100,000	—	—	—
Series B	125,000	125,000	4.09%	4.12%	3/27/2027
Series C	125,000	125,000	4.18%	4.21%	3/27/2030
Series D	115,000	115,000	4.08%	4.11%	1/22/2028
Series E	160,000	160,000	4.26%	4.27%	3/22/2030
Series F	175,000	175,000	4.44%	4.45%	3/22/2033
Series G	100,000	100,000	3.61%	4.89%	3/17/2032
Series H	75,000	75,000	3.73%	5.00%	3/17/2035
Series I	155,000	155,000	7.20%	7.39%	6/17/2029
Series J	45,000	45,000	7.32%	7.46%	6/17/2031
Series K	25,000	25,000	7.41%	7.52%	6/17/2034
Unsecured term loan facility (4)	175,000	175,000	SOFR plus 1.50%	4.61%	12/31/2026
Unsecured term loan facility (3),(4)	95,000	95,000	SOFR plus 1.50%	4.48%	3/8/2029
Unsecured revolving credit facility (3),(4)	—	120,000	SOFR plus 1.30%	4.04%	3/8/2029
Total principal	2,073,384	2,294,274
Deferred financing costs, net	(9,561)	(10,123)
Unamortized debt discount	(5,988)	(6,183)
Total	$2,057,835	$2,277,968
______________
(1)The effective rate is the yield as of March 31, 2025 and includes the stated interest rate, deferred financing cost amortization and interest associated with variable to fixed interest rate swap agreements.
(2)Pre-payment is generally allowed for each loan upon payment of a customary pre-payment penalty.
(3)Assumes extension options are exercised for the 2029 maturities of the term loan, revolving credit facility and Metro Center mortgage.
(4)At March 31, 2025, we were in compliance with all debt covenants.
Principal Payments
Aggregate required principal payments at March 31, 2025 are as follows (amounts in thousands):

Year	Amortization	Maturities	Total
2025	$2,774	$—	$2,774
2026	3,957	225,000	228,957
2027	4,276	155,000	159,276
2028	3,555	146,091	149,646
2029	3,890	321,600	325,490
Thereafter	14,634	1,192,607	1,207,241
Total	$33,086	$2,040,298	$2,073,384

Deferred Financing Costs
Deferred financing costs, net, consisted of the following:

(amounts in thousands)	March 31, 2025	December 31, 2024
Deferred financing costs, included as a component of net debt	$32,225	$36,309
Deferred financings costs, included as a component of net deferred costs (See Note 4)	17,092	16,638
Total deferred financing costs	$49,317	$52,947
Less: accumulated amortization	(30,977)	(33,970)
Total deferred financing costs, net	$18,340	$18,977
Amortization expense related to deferred financing costs was $1.1 million and $1.0 million for the three months ended March 31, 2025 and 2024, respectively.
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
The Revolving Credit Facility matures on March 8, 2029, inclusive of two six-month extension periods and replaced the existing revolving credit facility that was due to mature in March 2025. The BofA Term Loan Facility matures on March 8, 2029, inclusive of two twelve-month extension periods and replaced the existing term loan facility that was due to mature in March 2025. Initial interest rates on the BofA Credit Facilities, which may change based on our leverage levels, are SOFR plus a benchmark adjustment of 10.0 basis points ("adjusted SOFR") plus 130 basis points for any drawn portion of the Revolving Credit Facility and adjusted SOFR plus 150 basis points for the BofA Term Loan Facility. In addition, the BofA Credit Facilities have a sustainability-linked pricing mechanism that reduces the borrowing spread if certain benchmarks are achieved each year. On March 18, 2025, we repaid the $120.0 million borrowings previously drawn on the Revolving Credit Facility. As of March 31, 2025, we had no borrowings under the Revolving Credit Facility and $95.0 million under the BofA Term Loan Facility.
On March 13, 2024, through our Operating Partnership, we entered into a third amendment to our credit agreement dated March 19, 2020 with Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto, which governs a senior unsecured term loan facility (the “Wells Term Loan Facility”). The Wells Term Loan Facility is in the original principal amount of $175.0 million and matures on December 31, 2026. The third amendment provides for, among other things, certain conforming changes to the BofA Credit Facilities agreement, including increases to the capitalization rate for certain of our properties. No other changes were made to the amount of the commitments, the maturity date of the outstanding loans or the covenants. We may request the Wells Term Loan Facility be increased through one or more increases or the addition of new pari passu term loan tranches, for a maximum aggregate principal amount not to exceed $225.0 million. As of March 31, 2025, our borrowings amounted to $175.0 million under the Wells Term Loan Facility.
The terms of both the BofA Credit Facilities and the Wells Term Loan Facility include customary covenants, including limitations on liens, investment, distributions, debt, fundamental changes, and transactions with affiliates and require certain customary financial reports. Both facilities also require compliance with financial ratios including a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a minimum unencumbered interest coverage ratio, and a maximum unsecured leverage ratio. The agreements governing both facilities also contain customary events of default (subject in certain cases to specified cure periods), including but not limited to non-payment, breach of covenants, representations or warranties, cross defaults, bankruptcy or other insolvency events, judgments, ERISA events, invalidity of loan documents, loss of REIT qualification, and occurrence of a change of control. As of March 31, 2025, we were in compliance with these covenants.

Senior Unsecured Notes
On March 27, 2025, the Series A senior unsecured notes matured and the aggregate principal amount of $100.0 million was repaid. The notes had a stated interest rate of 3.93%.
The terms of our senior unsecured notes, include customary covenants, including limitations on liens, investment, distributions, debt, fundamental changes, and transactions with affiliates and require certain customary financial reports. The terms also require compliance with financial ratios including a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a minimum unencumbered interest coverage ratio, and a maximum unsecured leverage ratio. The agreements also contain customary events of default (subject in certain cases to specified cure periods), including but not limited to non-payment, breach of covenants, representations or warranties, cross defaults, bankruptcy or other insolvency events, judgments, ERISA events, the occurrence of certain change of control transactions and loss of REIT qualification. As of March 31, 2025, we were in compliance with these covenants.
6. Accounts Payable and Accrued Expenses
    Accounts payable and accrued expenses consisted of the following:

(amounts in thousands)	March 31, 2025	December 31, 2024
Capital expenditures included in accounts payable and accrued expenses	$79,042	$73,535
Accounts payable and accrued expenses	48,394	54,779
Accrued interest payable	7,862	3,702
Total accounts payable and accrued expenses	$135,298	$132,016
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
We have agreements with our derivative counterparties that contain a provision where if we either default or are capable of being declared in default on any of our indebtedness, then we could also be declared in default on our derivative obligations. As of March 31, 2025, we did not have derivatives in a net liability position.
As of March 31, 2025 and December 31, 2024, we had interest rate swaps and caps with an aggregate notional value of $448.5 million and $664.0 million, respectively. The notional value does not represent exposure to credit, interest rate or market risks. As of March 31, 2025 and December 31, 2024, the fair value of our derivative instruments in an asset position amounted to $7.0 million and $13.1 million, respectively, which is included in prepaid expenses and other assets on the condensed consolidated balance sheet. These interest rate swaps have been designated as cash flow hedges and hedge the variability in future cash flows associated with our existing variable-rate term loan facilities. Interest rate caps not designated as hedges are not speculative and are used to manage our exposure to interest rate movements, but do not meet the strict hedge accounting requirements.
As of March 31, 2025 and 2024, our cash flow hedges are deemed highly effective. A net unrealized gain (loss) of $(5.2) million and $5.9 million for the three months ended March 31, 2025 and 2024, respectively, relating to both active and terminated hedges of interest rate risk, are reflected in the condensed consolidated statements of comprehensive income (loss). Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the debt. We estimate that $0.2 million net gain of the current balance held in accumulated other comprehensive income (loss) will be reclassified into interest expense within the next 12 months. Cash payments and receipts related to our cash flow hedges are classified as operating activities and included within our disclosure of cash paid for interest on our condensed consolidated statements of cash flows, consistent with the classification of the hedged interest payments.

The table below summarizes the terms of agreements and the fair values of our derivative financial instruments:

(amounts in thousands, except percentages)						March 31, 2025		December 31, 2024
Derivative	Notional Amount	Receive Rate	Pay Rate	Effective Date	Expiration Date	Asset	Liability	Asset	Liability
Interest rate swap	$36,820	70% of 1 Month SOFR	2.5000%	December 1, 2021	November 1, 2030	$265	$—	$759	$—
Interest rate swap	103,790	70% of 1 Month SOFR	2.5000%	December 1, 2021	November 1, 2033	1,167	—	2,825	—
Interest rate swap	10,710	70% of 1 Month SOFR	1.7570%	December 1, 2021	November 1, 2033	576	—	743	—
Interest rate swap	13,726	1 Month SOFR	2.2540%	December 1, 2021	November 1, 2030	566	—	754	—
Interest rate swap	175,000	SOFR Compound	2.5620%	August 31, 2022	December 31, 2026	3,406	—	4,895	—
Interest rate swap	—	SOFR Compound	2.6260%	August 19, 2022	March 19, 2025	—	—	383	—
Interest rate swap	—	SOFR OIS Compound	2.6280%	August 19, 2022	March 19, 2025	—	—	382	—
Interest rate cap	6,780	70% of 1 Month SOFR	4.5000%	October 1, 2024	November 1, 2030	25	—	35	—
Interest rate cap	6,676	1 Month SOFR	5.5000%	October 1, 2024	November 1, 2030	57	—	81	—
Interest rate swap	47,500	1 Month SOFR	3.3090%	March 19, 2025	March 8, 2029	482	—	1,117	—
Interest rate swap	47,500	1 Month SOFR	3.3030%	March 19, 2025	March 8, 2029	491	—	1,124	—
	$448,502					$7,035	$—	$13,098	$—
The table below shows the effect of our derivative financial instruments designated as cash flow hedges on accumulated other comprehensive income (loss):

	Three Months Ended
(amounts in thousands)	March 31, 2025	March 31, 2024
Amount of (loss) gain recognized in other comprehensive income (loss)	$(4,116)	$8,198
Amount of gain reclassified from accumulated other comprehensive income (loss) into interest expense	(1,049)	(2,324)
The table below shows the effect of our derivative financial instruments designated as cash flow hedges on the condensed consolidated statements of operations:

	Three Months Ended
(amounts in thousands)	March 31, 2025	March 31, 2024
Total interest expense presented in the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded	$(26,938)	$(25,128)
Amount of gain reclassified from accumulated other comprehensive income (loss) into interest expense	1,049	2,324
Fair Valuation
The estimated fair values at March 31, 2025 and December 31, 2024 were determined by management, using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
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
The fair values of our mortgage notes payable, senior unsecured notes (Series A-K), unsecured term loan facilities and unsecured revolving credit facility which are determined using Level 3 inputs are estimated by discounting the future cash flows using current interest rates at which similar borrowings could be made by us.
The following tables summarize the carrying and estimated fair values of our financial instruments:

	March 31, 2025
		Estimated Fair Value
(amounts in thousands)	Carrying Value	Total	Level 1	Level 2	Level 3
Interest rate swaps and caps included in prepaid expenses and other assets	$7,035	$7,035	$—	$7,035	$—
Mortgage notes payable	691,816	629,476	—	—	629,476
Senior unsecured notes - Series B-K	1,097,212	1,033,230	—	—	1,033,230
Unsecured term loan facilities	268,807	270,000	—	—	270,000

	December 31, 2024
		Estimated Fair Value
(amounts in thousands)	Carrying Value	Total	Level 1	Level 2	Level 3
Interest rate swaps and caps included in prepaid expenses and other assets	$13,098	$13,098	$—	$13,098	$—
Mortgage notes payable	692,176	618,378	—	—	618,378
Senior unsecured notes - Series A-K	1,197,061	1,116,149	—	—	1,116,149
Unsecured term loan facilities	268,731	270,000	—	—	270,000
Unsecured revolving credit facility	120,000	120,000	—	—	120,000
Disclosure about the fair value of financial instruments is based on pertinent information available to us as of March 31, 2025 and December 31, 2024. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.
8. Leases
Lessor
We lease various spaces to tenants over terms ranging from one to 30 years. Certain leases have termination options for a fee and/or renewal options. The leases provide for base monthly rentals and reimbursements for real estate taxes, escalations linked to the consumer price index or common area maintenance known as operating expense escalation. Tenant expense reimbursements are reflected in our March 31, 2025 and 2024 condensed consolidated statements of operations as rental revenue.
Rental revenue includes fixed and variable payments. Fixed payments primarily relate to base rent and variable payments primarily relate to tenant expense reimbursements for certain property operating costs. The components of rental revenue consisted of the following:

	Three Months Ended
(amounts in thousands)	March 31, 2025	March 31, 2024
Fixed payments	$135,956	$136,353
Variable payments	18,586	17,529
Total rental revenue	$154,542	$153,882

As of March 31, 2025, we were entitled to the following future contractual minimum lease payments (excluding tenant expense reimbursements) on non-cancellable operating leases to be received which expire on various dates through 2054 (amounts in thousands):

Remainder of 2025	$375,551
2026	477,099
2027	445,498
2028	407,976
2029	342,144
Thereafter	1,629,266
$3,677,534
The above future minimum lease payments exclude tenant recoveries and the net accretion of above-market leases and below-market lease intangibles. Some leases are subject to termination options generally upon payment of a termination fee. The preceding table is prepared assuming such options are not exercised.
As of March 31, 2025, the future lease payments to be received for signed leases that have not yet commenced was approximately $590.7 million.
Lessee
We determine if an arrangement is a lease at inception. Our operating lease agreements relate to three ground lease assets and are reflected in right-of-use assets and lease liabilities of $28.1 million as of March 31, 2025 and right-of-use assets and lease liabilities of $28.2 million as of December 31, 2024 in our condensed consolidated balance sheets. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Variable lease payments are excluded from the right-of-use assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred.
The ground leases are due to expire between the years 2050 and 2077, inclusive of extension options, and have no variable payments or residual value guarantees. As our leases do not provide an implicit rate, we determined our incremental borrowing rate based on information available at the date of adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842), in determining the present value of lease payments. The weighted average incremental borrowing rate used to calculate the right-of-use assets and lease liabilities as of March 31, 2025 was 4.5%. Rent expense for lease payments related to our operating leases is recognized on a straight-line basis over the non-cancellable term of the leases. The weighted average remaining lease term as of March 31, 2025 was 45.3 years.
As of March 31, 2025, the following table summarizes our future minimum lease payments discounted by our incremental borrowing rates to calculate the lease liabilities of our leases (amounts in thousands):

Remainder of 2025	$1,138
2026	1,503
2027	1,482
2028	1,482
2029	1,482
Thereafter	59,283
Total undiscounted lease payments	66,370
Present value discount	(38,236)
Ground lease liabilities	$28,134

9. Commitments and Contingencies
Legal Proceedings
Except as described below, as of March 31, 2025, we were not involved in any material litigation, nor, to our knowledge, was any material litigation threatened against us or our properties, other than routine litigation arising in the ordinary course of business such as disputes with tenants. We believe that the costs and related liabilities, if any, which may result from such actions will not materially affect our condensed consolidated financial position, operating results or liquidity.
Violet Shuker Shasha Trust et al. v. Peter L. Malkin, Anthony E. Malkin et al.
As previously disclosed, in October 2014, 12 former investors (the "Claimants") in Empire State Building Associates L.L.C. (“ESBA”), which, prior to the Offering, owned the fee title to the Empire State Building, filed an arbitration with the American Arbitration Association against Peter L. Malkin, Anthony E. Malkin, Thomas N. Keltner, Jr., and our subsidiary ESRT MH Holdings LLC, the former supervisor of ESBA, (the "Respondents"). The statement of claim (also filed later in federal court in New York for the expressed purpose of tolling the statute of limitations) alleged breach of fiduciary duty and related claims in connection with the Offering and sought monetary damages and declaratory relief. Claimants had opted out of a prior class action bringing similar claims that were settled with court approval. Respondents filed an answer and counterclaims. In March 2015, the federal court action was stayed on consent of all parties pending the arbitration. Arbitration hearings started in May 2016 and concluded in August 2018. On August 26, 2020, the arbitration panel issued an award that denied all Claimants’ claims with one exception, on which it awarded the Claimants approximately $1.2 million, inclusive of seven years of interest through October 2, 2020. This amount was recorded as an Offering litigation expense in the consolidated statements of operations for the year ended December 31, 2020.
Respondents believe that such award in favor of the Claimants is entirely without merit and sought to vacate that portion of the award. On July 31, 2023, the New York State court denied the Respondents’ petition to vacate in part and confirmed the award. On January 22, 2024, that court entered judgment in favor of the Claimants (save for one Claimant, whose petition to confirm was granted in a separate proceeding on July 22, 2024) in an amount of approximately $1.3 million, inclusive of interest. The Respondents believe those rulings are incorrect and appealed them. On March 13, 2025, the appeals court affirmed. The Respondents have filed a motion for reargument or, in the alternative, leave to appeal to the New York Court of Appeals. In addition, certain of the Claimants in the federal court action brought to toll the statute of limitations and sought to pursue claims in that case against the Respondents. Respondents believe that any such claims are meritless. The magistrate judge assigned to the action has issued a Report and Recommendation rejecting the Claimants’ claims; on January 30, 2025, the district judge adopted that Report and Recommendation and dismissed the case. Those Claimants have appealed that ruling.
Pursuant to indemnification agreements which were made with our directors, executive officers and chairman emeritus as part of our formation transactions, Anthony E. Malkin, Peter L. Malkin and Thomas N. Keltner, Jr. have defense and indemnity rights from us with respect to this arbitration.
Unfunded Capital Expenditures
At March 31, 2025, we estimate that we will incur approximately $110.9 million of capital expenditures (including tenant improvements and leasing commissions) on our properties pursuant to existing lease agreements. We expect to fund these capital expenditures with operating cash flow, cash on hand and other borrowings. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs. We expect that these financing requirements will be met in a similar fashion.
Concentration of Credit Risk
Financial instruments that subject us to credit risk consist primarily of cash and cash equivalents, restricted cash, short-term investments, tenant and other receivables and deferred rent receivables. At March 31, 2025, we held on deposit at various major financial institutions cash and cash equivalents and restricted cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation.
Asset Retirement Obligations
We are required to accrue costs that we are legally obligated to incur on retirement of our properties which result from acquisition, construction, development and/or normal operation of such properties. Retirement includes sale, abandonment or disposal of a property. Under that standard, a conditional asset retirement obligation represents a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within a company’s control and a liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated. Environmental site assessments and investigations have identified asbestos or asbestos-containing building materials in certain of our properties. As of March 31, 2025, management has no plans to remove or alter these properties in a manner that would trigger federal and other applicable regulations for asbestos removal, and accordingly, the obligations to remove the asbestos or asbestos-containing building materials from these properties have indeterminable settlement dates. As such, we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligation. However ongoing asbestos abatement, maintenance programs and other required documentation are carried out as required and related costs are expensed as incurred.
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
As of March 31, 2025, management believes that there are no obligations related to environmental remediation other than maintaining the affected sites in conformity with the relevant authority’s mandates and filing the required documents. All such maintenance costs are expensed as incurred. However, we cannot be certain that we have identified all environmental liabilities at our properties, that all necessary remediation actions have been or will be undertaken at our properties or that we will be indemnified, in full or at all, in the event that such environmental liabilities arise.
Insurance Coverage
We carry insurance coverage on our properties of types and in amounts with deductibles that we believe are in line with coverage customarily obtained by owners of similar properties.
10. Capital
As of March 31, 2025, there were 167,093,536 shares of Class A common stock, 976,082 shares of Class B common stock and 110,662,788 operating partnership units outstanding. The controlling interest of 60.3% is owned by ESRT. The other 39.7% non-controlling interest in the OP is diversified among various limited partners, some of whom include Company directors, senior management and employees. ESRT has two classes of common stock as a means to give its OP Unit holders voting rights in the public company that correspond to their economic interest in the combined entity. A one-time option was created at our formation transactions for any pre-Offering OP Unit holder to exchange one OP Unit out of every 50 OP Units they owned for one ESRT Class B share, and such ESRT Class B share carries 50 votes per share.
Stock and Publicly Traded Operating Partnership Unit Repurchase Program
ESRT's Board of Directors authorized the repurchase of up to $500.0 million of ESRT Class A common stock and our Series ES, Series 250 and Series 60 operating partnership units from January 1, 2024 through December 31, 2025. Under the program, ESRT may purchase ESRT Class A common stock and we may purchase our Series ES, Series 250 and Series 60 operating partnership units in accordance with applicable securities laws from time to time in the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by ESRT and us at our discretion and will be subject to stock price, availability, trading volume, general market conditions, and applicable securities laws. The authorization does not obligate ESRT or us to acquire any particular amount of securities, and the program may be suspended or discontinued at ESRT's and our discretion without prior notice. As of March 31, 2025, we had $500.0 million remaining of the authorized repurchase amount. There were no repurchases of equity securities during the three months ended March 31, 2025. Subsequent to March 31, 2025 through May 7, 2025, ESRT repurchased $2.1 million of ESRT Class A common stock at a weighted average price of $6.90 per share.

Private Perpetual Preferred Units
As of March 31, 2025, there were 4,664,038 Series 2019 Preferred Units ("Series 2019 Preferred Units") and 1,560,360 Series 2014 Private Perpetual Preferred Units ("Series 2014 Preferred Units") outstanding. The Series 2019 Preferred Units have a liquidation preference of $13.52 per unit and are entitled to receive cumulative preferential annual cash distributions of $0.70 per unit payable in arrears on a quarterly basis. The Series 2014 Preferred Units which have a liquidation preference of $16.62 per unit and are entitled to receive cumulative preferential annual cash distributions of $0.60 per unit payable in arrears on a quarterly basis. Both series are not redeemable at the option of the holders and are redeemable at our option only in the case of specific defined events.
Distributions
The following is a summary of distribution activity:

	Three Months Ended March 31,
(amounts in thousands)	2025	2024
Distributions paid to OP unitholders	$(9,733)	$(9,502)
Distributions paid to preferred unitholders	(1,050)	(1,050)
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
An aggregate of 11.0 million shares of ESRT common stock was authorized for issuance under awards granted pursuant to the 2024 Plan, and as of March 31, 2025, 6.2 million shares of common stock remain available for future issuance.
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
In March 2025, we made grants of LTIP units to executive officers under the 2024 Plan, including:

(amounts in thousands, except units)	Units	Grant Date Fair Value
Time-based vesting LTIP units	1,399,681	$9,399
Market-based vesting LTIP units	1,462,922	$5,995
Performance-based vesting LTIP units	969,328	$5,995
In March 2025, we made grants of LTIP units and restricted stock to certain other employees under the 2024 Plan, including:

(amounts in thousands, except units)	Units	Grant Date Fair Value
Time-based vesting LTIP units	282,000	$2,104
Time-based vesting restricted stock	244,560	$1,956
Market-based vesting LTIP units	216,398	$1,043
Performance-based LTIP units	143,381	$1,043
The awards subject to time-based vesting vest ratably over a period of years, subject generally to the grantee's continued employment. The vesting of the LTIP units subject to market-based vesting is based on the achievement of relative total stockholder return ("TSR") hurdles over a three-year performance period. The vesting of the LTIP units subject to performance-based vesting is based on the achievement of (i) operational metrics over a one-year performance period, subject to a three-year absolute TSR modifier, and (ii) sustainability metrics over a three-year performance period.
Share-based compensation for time-based equity awards is measured at the fair value of the award on the date of grant and recognized as an expense on a straight-line basis over the shorter of (i) the stated vesting period, which is generally three, four or five years, or (ii) the period from the date of grant to the date the employee becomes retirement eligible for awards granted to non-named executive officer employees and awards granted before 2025 to named executive officers, which may occur upon grant. An employee is retirement eligible when the employee attains the (i) age of 65 and (ii) the date on which the employee has first completed the requisite years of continuous service with us or our affiliates. Share-based compensation for market-based equity awards and performance-based equity awards is measured at the fair value of the award on the date of grant and recognized as an expense on a straight-line basis over three or four years. Additionally, for the performance-based equity awards, we assess, at each reporting period, whether it is probable that the performance conditions will be satisfied. We recognize expense respective to the number of awards we expect to vest at the conclusion of the measurement period. Changes in estimate are accounted for in the period of change through a cumulative catch-up adjustment. Any forfeitures of share-based compensation awards are recognized as they occur.
In 2025, our Chief Executive Officer, Anthony E. Malkin, waived the right to immediately vest unvested awards in the event of a voluntary termination following his retirement eligibility date for awards granted in 2024. The amendment was recognized as Type I modification in accordance with ASC 718-20 that extends the requisite service period. The applicable unamortized expense as of the modification date of $6.6 million will be recognized on a straight-line basis over the remaining applicable service periods of two to three years.
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
LTIP units and ESRT restricted stock issued during the three months ended March 31, 2025 were valued at $27.5 million. The weighted average per unit or share fair value was $5.84 for grants issued for the three months ended March 31, 2025. The fair value per unit or share granted in 2025 was estimated on the respective dates of grant using the following assumptions:

2025
Expected life	2.0 to 5.3 years
Dividend rate	1.7%
Risk-free interest rate	3.9% - 4.0%
Expected price volatility	35.0% - 44.0%

No other stock options, dividend equivalents, or stock appreciation rights were issued or outstanding during the three months ended March 31, 2025.
The following is a summary of ESRT restricted stock and LTIP unit activity for the three months ended March 31, 2025:

	Restricted Stock	Time-based LTIPs	Market-based LTIPs	Performance-based LTIPs	Weighted Average Grant Fair Value
Unvested balance at December 31, 2024	612,416	3,615,771	2,629,002	2,078,099	$6.87
Vested	(210,040)	(1,167,816)	(340,736)	(229,162)	7.50
Granted	244,560	1,681,681	1,679,320	1,112,709	5.84
Forfeited or unearned	(3,297)	—	—	(46,846)	7.60
Unvested balance at March 31, 2025	643,639	4,129,636	3,967,586	2,914,800	$6.34
The time-based LTIPs and ESRT restricted stock awards granted to non-named executive officers or granted to certain named executive officers before 2025, are treated for accounting purposes as immediately vested upon the later of (i) the date the grantee attains the age of 65, and (ii) the date on which grantee has first completed the requisite years of continuous service with our Company or its affiliates. For award agreements that qualify, we recognize noncash compensation expense on the grant date for the time-based awards and ratably over the vesting period for the market-based and performance-based awards, and accordingly, we recognized $1.1 million and $0.7 million for the three months ended March 31, 2025 and 2024, respectively. Unrecognized compensation expense was $5.6 million at March 31, 2025, which will be recognized over a weighted average period of 1.6 years.
For the remainder of the LTIP unit awards, we recognized noncash compensation expense ratably over the vesting period, and accordingly, we recognized noncash compensation expense of $3.9 million and $2.7 million for the three months ended March 31, 2025 and 2024, respectively. Unrecognized compensation expense was $49.1 million at March 31, 2025, which will be recognized over a weighted average period of 2.9 years.
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
Earnings per unit is computed as follows:

	Three Months Ended
(amounts in thousands, except per unit amounts)	March 31, 2025	March 31, 2024
Numerator:
Net income	$15,778	$10,215
Private perpetual preferred unit distributions	(1,050)	(1,050)
Net income attributable to non-controlling interests in other partnerships	—	(4)
Net income attributable to common unitholders – basic and diluted	$14,728	$9,161
Denominator:
Weighted average units outstanding – basic	267,073	264,562
Effect of dilutive securities:
Stock-based compensation plans	2,456	2,932
Weighted average units outstanding – diluted	269,529	267,494
Earnings per unit:
Basic	$0.06	$0.03
Diluted	$0.05	$0.03
There were zero antidilutive shares and LTIP units for the three months ended March 31, 2025 and 2024.

11. Related Party Transactions
Supervisory Fee Revenue
Since we became a public company, we have earned supervisory fees from entities affiliated with Anthony E. Malkin, our Chairman and Chief Executive Officer. These fees were $0.4 million and $0.2 million for the three months ended March 31, 2025 and 2024, respectively. These fees are included within third-party management and other fees.
Property Management Fee Revenue
Since we became a public company, we have earned property management fees from entities affiliated with Anthony E. Malkin. These fees were $0.1 million and $0.1 million for the three months ended March 31, 2025 and 2024, respectively. These fees are included within third-party management and other fees.
Other
We receive rent generally at the market rental rate for 5,447 square feet of leased space from an entity affiliated with Anthony E. Malkin at one of our properties. Under the lease, the tenant has the right to cancel such lease without special payment on 90 days’ notice. We also have a shared use agreement with such tenant, to occupy a portion of the leased premises as the office location for Peter L. Malkin, our chairman emeritus, utilizing approximately 15% of the space, for which we pay to such tenant an allocable pro rata share of the cost. We also have agreements with these entities and excluded properties and businesses to provide them with general computer-related support services. Total aggregate revenue was $0.1 million and $0.1 million for the three months ended March 31, 2025 and 2024, respectively.
One of ESRT's directors, Hannah Yang, is sister to Heela Yang, who is Founder and Chief Executive Officer of Sol de Janeiro USA, a tenant at One Grand Central Place — the lease commenced in April 2025 with a starting annualized rent of $3.5 million. Sol de Janeiro is a subsidiary of L’Occitane, a tenant at 111 W. 33rd Street.
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
The following tables provide components of segment net income for each segment:

	Three Months Ended March 31, 2025
(amounts in thousands)	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Revenue, excluding third-party management and other fees	$156,474	$23,161	$—	$179,635
Intercompany rental revenue	15,160	—	(15,160)	—
Total revenues	171,634	23,161	(15,160)	179,635
Segment operating expenses:
Property operating expenses	45,060	—	—	45,060
Observatory expenses	—	8,118	—	8,118
Other segment expenses[1]	35,381	15,160	(15,160)	35,381
Total segment operating expenses	80,441	23,278	(15,160)	88,559
Net operating income	$91,193	$(117)	$—	$91,076

Segment assets	$3,851,216	$263,164	$—	$4,114,380
(1) Other segment expenses include real estate taxes, ground rent expense and intercompany rent expense.

	Three Months Ended March 31, 2024
(amounts in thousands)	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Revenue, excluding third-party management and other fees	$156,318	$24,596	$—	$180,914
Intercompany rental revenue	16,067	—	(16,067)	—
Total revenues	172,385	24,596	(16,067)	180,914
Segment operating expenses:
Property operating expenses	45,060	—	—	45,060
Observatory expenses	—	8,431	—	8,431
Other segment expenses[1]	34,572	16,067	(16,067)	34,572
Total segment operating expenses	79,632	24,498	(16,067)	88,063
Net operating income	$92,753	$98	$—	$92,851

Segment assets	$3,931,685	$258,902	$—	$4,190,587
(1) Other segment expenses include real estate taxes, ground rent expense and intercompany rent expense.

Below is a reconciliation of Net income to Net operating income:

	Three Months Ended March 31,
(amounts in thousands)	2025	2024
	(unaudited)
Net income	$15,778	$10,215
Add:
General and administrative expenses	16,940	15,972
Depreciation and amortization	48,779	46,081
Interest expense	26,938	25,128
Interest expense associated with property in receivership	647	—
Loss on early extinguishment of debt	—	553
Less:
Income tax benefit	(619)	(655)
Gain on disposition of property	(13,170)	—
Third-party management and other fees	(431)	(265)
Interest income	(3,786)	(4,178)
Net operating income	$91,076	$92,851

13. Subsequent Events
None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context otherwise requires or indicates, references in this section to “we,” “our,” and “us” refer to the Empire State Realty OP, L.P. and its consolidated subsidiaries. This Management’s Discussion and Analysis provides a comparison of our performance for the three month periods ended March 31, 2025 with the corresponding three month periods ended March 31, 2024 and reviews our financial position as of March 31, 2025. The following discussion related to our consolidated financial statements should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K.
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
Many important factors could cause actual results, performance, achievements, and future events to differ materially from those set forth, implied, anticipated, expected, projected, assumed or contemplated in the forward-looking statements, including, among other things: (i) economic, market, political and social impact of, and uncertainty relating to, any catastrophic events, including pandemics, epidemics or other outbreaks of disease, natural disasters and extreme weather events, terrorism and other armed hostilities, as well as cybersecurity threats and technology disruptions; (ii) increased costs due to tariffs or other economic factors; (iii) a failure of conditions or performance regarding any event or transaction described herein; (iv) resolution of legal proceedings involving the Company; (v) reduced demand for office, multifamily or retail space, including as a result of the changes in the use of office space and remote work; (vi) changes in our business strategy; (vii) a decline in Observatory visitors due to changes in domestic or international tourism, including due to health crises, geopolitical events, currency exchange rates, and/or competition from other observatories; (viii) defaults on, early terminations of, or non-renewal of, leases by tenants; (ix) increases in the Company’s borrowing costs as a result of changes in interest rates and other factors; (x) declining real estate valuations and impairment charges; (xi) termination of our ground leases; (xii) limitations on our ability to pay down, refinance, restructure or extend our indebtedness or borrow additional funds; (xiii) decreased rental rates or increased vacancy rates; (xiv) difficulties in executing capital projects or development projects successfully or on the anticipated timeline or budget; (xv) difficulties in identifying and completing acquisitions; (xvi) impact of changes in governmental regulations, tax laws and rates and similar matters; (xvii) our failure to qualify as a REIT; (xviii) incurrence of taxable capital gain on disposition of an asset due to failure of compliance with a 1031 exchange program; (xix) our disclosure controls and internal control over financial reporting, including any material weakness; and (xx) failure to achieve sustainability metrics and goals, including as a result of tenant collaboration, and impact of governmental regulation on our sustainability efforts. For a further discussion of these and other factors that could impact the Company's future results, performance, or transactions, see the section entitled “Risk Factors” in the Company’s Annual Report for the year ended December 31, 2024, and other risks described in documents subsequently filed by the Company from time to time with the SEC.
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
Overview
Highlights for the three months ended March 31, 2025
•Net income attributable to common unitholders of $14.7 million.
•Core Funds From Operations ("Core FFO") of $52.0 million attributable to common unitholders.

•Signed a total of 231,000 rentable square feet of new, renewal, and expansion leases.
Results of Operations
The discussion below relates to our results of operations for the three months ended March 31, 2025 and 2024, respectively.
Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024
The following table summarizes the historical results of operations:

	Three Months Ended March 31,
	2025			2024			Change	%
(amounts in thousands)	Real Estate Segment	Observatory Segment	Total	Real Estate Segment	Observatory Segment	Total
Revenues:
Rental revenue	$154,542	$—	$154,542	$153,882	$—	$153,882	$660	0.4%
Observatory revenue	—	23,161	23,161	—	24,596	24,596	(1,435)	(5.8)%
Lease termination fees	—	—	—	—	—	—	—	—%
Third-party management and other fees	431	—	431	265	—	265	166	62.6%
Other revenues and fees	1,932	—	1,932	2,436	—	2,436	(504)	(20.7)%
Total revenues	156,905	23,161	180,066	156,583	24,596	181,179	(1,113)	(0.6)%
Operating expenses:
Property operating expenses	45,060	—	45,060	45,060	—	45,060	—	—%
Ground rent expenses	2,331	—	2,331	2,331	—	2,331	—	—%
General and administrative expenses	16,940	—	16,940	15,972	—	15,972	(968)	(6.1)%
Observatory expenses	—	8,118	8,118	—	8,431	8,431	313	3.7%
Real estate taxes	33,050	—	33,050	32,241	—	32,241	(809)	(2.5)%
Depreciation and amortization	48,735	44	48,779	46,044	37	46,081	(2,698)	(5.9)%
Total operating expenses	146,116	8,162	154,278	141,648	8,468	150,116	(4,162)	(2.8)%
Operating income	10,789	14,999	25,788	14,935	16,128	31,063	(5,275)	(17.0)%
Intercompany rent revenue (expense)	15,160	(15,160)	—	16,067	(16,067)	—	—	—%
Other income (expense):
Interest income	3,713	73	3,786	4,140	38	4,178	(392)	(9.4)%
Interest expense	(26,938)	—	(26,938)	(25,128)	—	(25,128)	(1,810)	(7.2)%
Interest expense associated with property in receivership	(647)	—	(647)	—	—	—	(647)	N/A
Loss on early extinguishment of debt	—	—	—	(553)	—	(553)	553	100.0%
Gain on disposition of property	13,170	—	13,170	—	—	—	13,170	N/A
Income before income taxes	15,247	(88)	15,159	9,461	99	9,560	5,599	58.6%
Income tax (expense) benefit	(206)	825	619	(113)	768	655	(36)	(5.5)%
Net income	15,041	737	15,778	9,348	867	10,215	5,563	54.5%
Private perpetual preferred unit distributions	(1,050)	—	(1,050)	(1,050)	—	(1,050)	—	—%
Net income attributable to non-controlling interests in other partnerships	—	—	—	(4)	—	(4)	4	100.0%
Net income attributable to common unitholders	$13,991	$737	$14,728	$8,294	$867	$9,161	$5,567	60.8%
Real Estate Segment
Rental Revenue
The increase in rental revenue was primarily attributable to higher operating and real estate tax expense escalations driving a $5.0 million increase during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This was partially offset by the net impact of acquisitions and dispositions made during 2024, which reduced rental revenue by $4.0 million.

Property Operating Expenses
Property operating expenses was consistent primarily attributable to a $2.1 million decrease due to the net impact of acquisitions and dispositions made during 2024, primarily offset by increases in payroll costs and utilities.
Interest Expense
The increase in interest expense was attributable to the June 2024 issuance of Series I-K senior unsecured notes, partially offset by the February 2025 release of the First Stamford Place senior mortgage obligation, and March 2025 paydown of the Series A senior unsecured notes and revolver.
Gain on Disposition of Property
The gain on disposition activity for the three months ended March 31, 2025 primarily represents the mezzanine debt obligation which was deconsolidated in connection with the completion of the consensual foreclosure of First Stamford Place. See "Financial Statements - Note 3 Acquisitions and Dispositions" for additional details.
Observatory Segment
Observatory Revenue
Observatory revenues were lower due to decreased visitation during the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to the shift in the timing of the Easter holiday that fell in April during 2025 as compared to March in 2024.

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
At March 31, 2025, we had $187.8 million available in cash and cash equivalents, and $620.0 million available under our unsecured revolving credit facility.
At March 31, 2025, we had approximately $2.1 billion of total consolidated indebtedness outstanding, with a weighted average interest rate of 4.30% and a weighted average maturity of 5.3 years.
Portfolio Transaction Activity
On March 28, 2024, we executed a buyout of the 10% non-controlling interest in two of our multifamily properties located at 561 10th Avenue and 345 East 94th Street in Manhattan for $14.2 million in cash and the assumption of $18.0 million of in-place debt and now own 100% of the ownership interests in these assets.

In September and October 2024, we closed on the acquisition of a portfolio of retail properties on North 6th Street in Williamsburg, Brooklyn for an aggregate purchase price of $195.0 million.
In September 2024, we entered into an agreement for the acquisition of an additional retail property on North 6th Street in Williamsburg, Brooklyn for approximately $30.0 million. This acquisition is subject to customary closing conditions. The acquisition is anticipated to close in mid-2025.
Unsecured Revolving Credit and Term Loan Facilities
In March 2024, we closed a $715.0 million, five-year unsecured credit agreement which consists of a $620.0 million revolver and a $95.0 million term loan facility, each of which mature on March 8, 2029, inclusive of the extension periods. On March 18, 2025, we repaid the $120.0 million borrowings previously drawn on the Revolving Credit Facility. See "Financial Statements - Note 5. Debt" for a summary of our unsecured revolving credit and term loan facilities.
Financial Covenants
As of March 31, 2025, we were in compliance with the following financial covenants related to our unsecured facilities:

Financial Covenant	Required	March 31, 2025	In Compliance
Maximum total leverage	< 60%	32.4%	Yes
Maximum secured leverage	< 40%	12.1%	Yes
Minimum fixed charge coverage	> 1.50x	2.9x	Yes
Minimum unencumbered interest coverage	> 1.75x	4.4x	Yes
Maximum unsecured leverage	< 60%	24.2%	Yes
Mortgage Debt
As of March 31, 2025, mortgage notes payable, net, amounted to $691.8 million. We have no mortgage debt maturity until April 2026.
In April 2024, we worked with the First Stamford Place mortgage lender to structure a consensual foreclosure. On May 22, 2024, a receiver was appointed and we ended our management of the property. On February 5, 2025, the consensual foreclosure was completed, title of the property was transferred to the mortgage lender and we were released of our mortgage obligation.
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
On March 27, 2025, the Series A senior unsecured notes matured and the aggregate principal amount of $100.0 million was repaid. The notes had a stated interest rate of 3.93%.
See "Financial Statements - Note 5. Debt" for more information on senior unsecured notes.
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
Office Properties(1)(2)

	Three Months Ended March 31,
Total New Leases, Expansions, and Renewals(3)	2025	2024
Number of leases signed(4)	19	24

Total square feet	229,367	367,262
Weighted average annualized cash rent per square foot for new and renewal leases executed during the year	$66.43	$64.03
Weighted average annualized cash rent per square foot for previous leases	60.63	61.08
Percentage of new cash rent over previously escalated rents	9.6%	4.8%

Leasing commission costs per square foot(5)	$22.18	$19.86
Tenant improvement costs per square foot(5)	48.17	65.08
Total leasing commissions and tenant improvement costs per square foot(5)	$70.35	$84.94
Retail Properties(2)(6)

	Three Months Ended March 31,
Total New Leases, Expansions, and Renewals(3)	2025	2024
Number of leases signed(4)	1	1

Total square feet	1,181	2,458
Weighted average annualized cash rent per square foot for new and renewal leases executed during the year	$193.00	$400.00
Weighted average annualized cash rent per square foot for previous leases	183.74	378.97
Percentage of new cash rent over previously escalated rents	5.0%	5.5%

Leasing commission costs per square foot(5)	$63.04	$193.06
Tenant improvement costs per square foot(5)	—	50.00
Total leasing commissions and tenant improvement costs per square foot(5)	$63.04	$243.06
_______________
(1)Excludes an aggregate of 475,744 and 488,569 rentable square feet of retail space in our Manhattan office properties in 2025 and 2024, respectively.
(2)The tables above exclude our multifamily properties.
(3)Beginning in June 2024, the number of leases signed include "Early Renewals" which are leases signed over two years prior to the lease expiration. Amounts for number of leases signed, total square feet, leasing commission costs per square foot and tenant improvement costs per square foot have been adjusted to include the impact of early renewals for the three months ended March 31, 2024.
(4)Presents a renewed and expansion lease as one lease signed.
(5)Presents all tenant improvement and leasing commission costs as if they were incurred in the period in which the lease was signed, which may be different than the period in which they were actually paid.
(6)Includes an aggregate of 475,744 and 488,569 rentable square feet of retail space in our Manhattan office properties in 2025 and 2024, respectively.

(amounts in thousands)	Three Months Ended March 31,
Total Commercial Portfolio	2025	2024
Capital expenditures (1)	$8,764	$20,144
_______________
(1)Includes all capital expenditures, excluding tenant improvements and leasing commission costs.
As of March 31, 2025, we expect to incur additional costs relating to obligations under existing lease agreements of approximately $110.9 million for tenant improvements and leasing commissions. We intend to fund the tenant improvements and leasing commission costs through a combination of operating cash flow, cash on hand and other borrowings.

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
Distribution to Equity Holders
Distributions and dividends amounting to $10.8 million and 10.6 million have been made to equity holders for the three months ended March 31, 2025 and 2024, respectively.
Stock and Publicly Traded Operating Partnership Unit Repurchase Program
ESRT's Board of Directors authorized the repurchase of up to $500.0 million of ESRT Class A common stock and our Series ES, Series 250 and Series 60 operating partnership units from January 1, 2024 through December 31, 2025. Under the program, ESRT may purchase ESRT Class A common stock and we may purchase our Series ES, Series 250 and Series 60 operating partnership units in accordance with applicable securities laws from time to time in the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by ESRT and us at our discretion and will be subject to stock price, availability, trading volume, general market conditions, and applicable securities laws. The authorization does not obligate ESRT or us to acquire any particular amount of securities, and the program may be suspended or discontinued at ESRT's and our discretion without prior notice. As of March 31, 2025, we had $500.0 million remaining of the authorized repurchase amount. There were no repurchases of equity securities during the three months ended March 31, 2025. Subsequent to March 31, 2025 through May 7, 2025, ESRT repurchased $2.1 million of ESRT Class A common stock at a weighted average price of $6.90 per share. See "Financial Statements - Note 10. Capital."
Cash Flows
Comparison of Three Months Ended March 31, 2025 to the Three Months Ended March 31, 2024
Net cash. Cash and cash equivalents and restricted cash were $237.4 million and $385.3 million, respectively, as of March 31, 2025 and 2024. The decrease was primarily the result of the following changes in cash flows:

Operating activities. Net cash provided by operating activities increased by $12.2 million to $83.1 million primarily due to increases in working capital.
Investing activities. Net cash used in investing activities decreased by $29.2 million to $42.1 million primarily due to the prior year acquisition of non-controlling interests in other partnerships. Also during the current period, there was a $10.9 million decrease in capital expenditures and redevelopment in the three months ended March 31, 2025 compared to the three months ended March 31, 2024.
Financing activities. Net cash used in financing activities increased by $211.7 million to $233.0 million primarily due to the repayment in full of the Series A senior unsecured notes and a pay-down on our unsecured revolving credit facility in the current period. See "Financial Statements - Note 5. Debt."
Net Operating Income
Net operating income ("NOI") is a non-GAAP financial measure of performance. NOI is used by our management to evaluate and compare the performance of our properties and to determine trends in earnings and to compute the fair value of our properties as it is not affected by: (i) the cost of funds of the property owner, (ii) the impact of depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets that are included in net income computed in accordance with GAAP, (iii) acquisition expenses, loss on early extinguishment of debt, impairment charges and loss from derivative financial instruments, or (iv) general and administrative expenses and other gains and losses that are specific to the property owner. The cost of funds is eliminated from NOI because it is specific to the particular financing capabilities and constraints of the owner. The cost of funds is eliminated because it is dependent on historical interest rates and other costs of capital as well as past decisions made by us regarding the appropriate mix of capital which may have changed or may change in the future. Depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets are eliminated because they may not accurately represent the actual change in value in our office or retail properties that result from use of the properties or changes in market conditions. While certain aspects of real property do decline in value over time in a manner that is reasonably captured by depreciation and amortization, the value of the properties as a whole has historically increased or decreased as a result of changes in overall economic conditions instead of from actual use of the property or the passage of time. Gains and losses from the sale of real property vary from property to property and are affected by market conditions at the time of sale which will usually change from period to period. These gains and losses can create distortions when comparing one period to another or when comparing our operating results to the operating results of other real estate companies that have not made similarly-timed purchases or sales. We believe that eliminating these costs from net income is useful to investors because the resulting measure captures the actual revenue generated and actual expenses incurred in operating our properties as well as trends in occupancy rates, rental rates and operating costs.
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
The following table presents a reconciliation of our net income, the most directly comparable GAAP measure, to NOI:

	Three Months Ended March 31,
(amounts in thousands)	2025	2024
	(unaudited)
Net income	$15,778	$10,215
Add:
General and administrative expenses	16,940	15,972
Depreciation and amortization	48,779	46,081
Interest expense	26,938	25,128
Interest expense associated with property in receivership	647	—
Loss on early extinguishment of debt	—	553
Less:
Income tax benefit	(619)	(655)
Gain on disposition of property	(13,170)	—
Third-party management and other fees	(431)	(265)
Interest income	(3,786)	(4,178)
Net operating income	$91,076	$92,851

Other Net Operating Income Data
Straight-line rental revenue	$5,283	$3,061
Net increase in rental revenue from the amortization of above-and below-market lease assets and liabilities	$798	$514
Amortization of acquired below-market ground leases	$1,958	$1,958
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
The following table presents a reconciliation of our net income, the most directly comparable GAAP measure, to FFO, Modified FFO and Core FFO:

	Three Months Ended March 31,
(amounts in thousands)	2025	2024
	(unaudited)
Net income	$15,778	$10,215
Non-controlling interests in other partnerships	—	(4)
Private perpetual preferred unit distributions	(1,050)	(1,050)
Real estate depreciation and amortization	47,871	44,857
Gain on disposition of property	(13,170)	—
FFO attributable to common unitholders	49,429	54,018
Amortization of below-market ground leases	1,958	1,958
Modified FFO attributable to common unitholders	51,387	55,976
Interest expense associated with property in receivership	647	—
Loss on early extinguishment of debt	—	553
Core FFO attributable to common unitholders	$52,034	$56,529

Weighted average Operating Partnership units
Basic	267,073	264,562
Diluted	269,529	267,494
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
As of March 31, 2025, there were approximately 0.7 million rentable square feet of space in our portfolio available to lease (excluding leases signed but not yet commenced) representing 7.9% of the net rentable square footage of the properties in our commercial portfolio. In addition, leases representing 4.7% and 6.5% of net rentable square footage of the properties in our commercial portfolio will expire in 2025 and in 2026, respectively. These leases are expected to represent approximately 5.0% and 6.4%, respectively, of our annualized rent for such periods. Our revenues and results of operations can be impacted by expiring leases that are not renewed or re-leased or that are renewed or re-leased at base rental rates equal to, above or below the current average base rental rates. Further, our revenues and results of operations can also be affected by downtime after space is vacated and the costs we incur to re-lease available space, including payment of leasing commissions, redevelopments and build-to-suit remodeling that may not be borne by the tenant.
Observatory Operations
For the three months ended March 31, 2025, the Observatory hosted 428,000 visitors, compared to 485,000 visitors for the three months ended March 31, 2024, a decrease of 11.8%. Observatory revenue for the three months ended March 31, 2025 was $23.2 million, a 5.8% decrease from $24.6 million for the three months ended March 31, 2024. The Observatory revenue decrease was driven by lower visitation levels due to the timing of the Easter holiday that fell in April during 2025 as compared to March in 2024.
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
Outlook
Year to date in 2025, ESRT has benefited from solid leasing activity and Observatory performance.
We believe the global economy, including the real estate sector, currently navigates an environment of uncertainty around inflation, interest rates, questions on the direction of capital markets, risk of recession and geopolitical unrest. There have been concerns about the softening of the office real estate market in particular, amidst refinancing challenges of existing low interest rate loans and associated reduced new loan availability and increased costs of loans and related increased expectations of equity returns, coupled with the gradual pace of return-to-office and its impact on the physical utilization of space and asset valuations. Additionally, the risk of a global economic recession could impact the number of visitors to the Empire State Building Observatory, as well as our pricing power.
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
In addition to our diversified portfolio, our business is supported by a well-positioned balance sheet, modest leverage and good access to liquidity as set forth herein. The absence of near term debt maturities provides an added degree of security. This provides us optionality to execute on capital recycling, acquisitions, and buybacks. As we navigate these uncertain times, we remain prepared for various challenges and situations.
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
As of March 31, 2025, we have interest rate SOFR swap and cap agreements with an aggregate notional value of $448.5 million and which mature between December 31, 2026 and November 1, 2033. The "variable to fixed" interest rate swaps have been designated as cash flow hedges and are deemed highly effective with fair values in an asset position of $7.0 million and are included in prepaid expenses and other assets on the condensed consolidated balance sheet as of March 31, 2025.
As of March 31, 2025, the weighted average interest rate on the $2.1 billion of fixed-rate indebtedness outstanding was 4.30% per annum, each with maturities at various dates through March 17, 2035.
As of March 31, 2025, the fair value of our outstanding debt was approximately $1.9 billion, which was approximately $125.1 million less than the book value as of such date. Interest risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure.
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
As of March 31, 2025, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of ESRT management, including ESRT's Chief Executive Officer and its Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures at the end of the period covered by this report. Based on the foregoing, ESRT's Chief Executive Officer and its Chief Financial Officer concluded, as of that time, that our disclosure controls were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including ESRT's Chief Executive Officer and its Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See “Financial Statements – Note 9 Commitments and Contingencies” for a description of legal proceedings.

ITEM 1A. RISK FACTORS
As of March 31, 2025, there have been no material changes to the risk factors. See the section entitled "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2024, and any additional factors that may be contained in any filing we make with the SEC.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.
Recent Purchases of Equity Securities
Stock and Publicly Traded Operating Partnership Unit Repurchase Program
Our Board of Directors authorized the repurchase of up to $500 million of our Class A common stock and the Operating Partnership’s Series ES, Series 250 and Series 60 operating partnership units from January 1, 2024 through December 31, 2025. Under the program, we may purchase our Class A common stock and the Operating Partnership’s Series ES, Series 250 and Series 60 operating partnership units in accordance with applicable securities laws from time to time in the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by us at our discretion and will be subject to stock price, availability, trading volume, general market conditions, and applicable securities laws. The authorization does not obligate us to acquire any particular amount of securities, and the program may be suspended or discontinued at our discretion without prior notice. As of March 31, 2025, we had $500.0 million remaining of the authorized repurchase amount. There were no repurchases of equity securities during the three months ended March 31, 2025. Subsequent to March 31, 2025 through May 7, 2025, ESRT repurchased $2.1 million of ESRT Class A common stock at a weighted average price of $6.90 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
(a) None.
(b) None.
(c) During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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
EMPIRE STATE REALTY OP, L.P.
By: Empire State Realty Trust, Inc., its general partner

Date:	May 7, 2025	By: /s/ Stephen V. Horn
Stephen V. Horn
Executive Vice President, Chief Financial Officer & Chief Accounting Officer
(Principal Financial and Accounting Officer)