Form 10-Q
period 2025-09-30
Empire State Realty OP, L.P.
filed 2025-11-05
CIK 1553079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒
As of November 3, 2025, there were 17,118,268 units of the Registrant Series ES operating partnership units outstanding, 4,422,274 units of the Series 60 operating partnership units outstanding, and 2,248,339 units of the Series 250 operating partnership units outstanding.

ITEM 1. FINANCIAL STATEMENTS
Empire State Realty OP, L.P.
Condensed Consolidated Balance Sheets

(amounts in thousands, except per unit amounts)	September 30, 2025	December 31, 2024
ASSETS	(unaudited)
Commercial real estate properties, at cost:
Land	$397,666	$386,423
Development costs	8,187	8,187
Building and improvements	3,534,902	3,392,043
	3,940,755	3,786,653
Less: accumulated depreciation	(1,381,726)	(1,274,193)
Commercial real estate properties, net	2,559,029	2,512,460
Contract asset	—	170,419
Cash and cash equivalents	154,113	385,465
Restricted cash	43,642	43,837
Tenant and other receivables	27,416	31,427
Deferred rent receivables	259,070	247,754
Prepaid expenses and other assets	58,679	101,852
Deferred costs, net	177,307	183,987
Acquired below-market ground leases, net	307,537	313,410
Right of use assets	28,007	28,197
Goodwill	491,479	491,479
Total assets	$4,106,279	$4,510,287
LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable, net	$691,046	$692,176
Senior unsecured notes, net	1,097,498	1,197,061
Unsecured term loan facilities, net	268,959	268,731
Unsecured revolving credit facility	—	120,000
Debt associated with property in receivership	—	177,667
Accrued interest associated with property in receivership	—	5,433
Accounts payable and accrued expenses	111,732	132,016
Acquired below-market leases, net	15,875	19,497
Ground lease liabilities	28,007	28,197
Deferred revenue and other liabilities	64,191	62,639
Tenants’ security deposits	30,751	24,908
Total liabilities	2,308,059	2,728,325
Commitments and contingencies
Capital:
Private perpetual preferred units:
Series 2019 Private perpetual preferred units, $13.52 liquidation preference, 4,664 issued and outstanding in 2025 and 2024	21,936	21,936
Series 2014 Private perpetual preferred units, $16.62 liquidation preference, 1,560 issued and outstanding in 2025 and 2024	8,004	8,004
Series PR operating partnership units:
ESRT partner's capital (2,786 and 2,742 general partner operating partnership units and 167,156 and 164,641 limited partner operating partnership units outstanding in 2025 and 2024, respectively)	1,043,515	1,030,696
Limited partners' interests (84,740 and 81,605 limited partner operating partnership units outstanding in 2025 and 2024, respectively)	715,594	711,904
Series ES operating partnership units (17,239 and 18,181 limited partner operating partnership units outstanding in 2025 and 2024, respectively)	6,902	7,126
Series 60 operating partnership units (4,433 and 4,589 limited partner operating partnership units outstanding in 2025 and 2024, respectively)	1,427	1,436
Series 250 operating partnership units (2,262 and 2,393 limited partner operating partnership units outstanding in 2025 and 2024, respectively)	842	860
Total Empire State Realty OP, L.P.'s capital	1,798,220	1,781,962
Total liabilities and capital	$4,106,279	$4,510,287
The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty OP, L.P.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands, except per unit amounts)	2025	2024	2025	2024
Revenues:
Rental revenue	$158,410	$153,117	$466,492	$459,469
Observatory revenue	36,037	39,382	93,097	98,102
Lease termination fees	—	4,771	464	4,771
Third-party management and other fees	404	271	1,243	912
Other revenue and fees	2,879	2,058	7,750	7,067
Total revenues	197,730	199,599	569,046	570,321
Operating expenses:
Property operating expenses	46,957	45,954	136,897	132,530
Ground rent expenses	2,331	2,331	6,994	6,994
General and administrative expenses	18,743	18,372	54,368	52,364
Observatory expenses	9,510	9,715	27,450	27,104
Real estate taxes	33,241	31,982	98,898	96,106
Depreciation and amortization	47,615	45,899	144,196	139,453
Total operating expenses	158,397	154,253	468,803	454,551
Total operating income	39,333	45,346	100,243	115,770
Other income (expense):
Interest income	1,146	6,960	6,799	16,230
Interest expense	(25,189)	(27,408)	(77,253)	(77,859)
Interest expense associated with property in receivership	—	(1,922)	(647)	(2,550)
Loss on early extinguishment of debt	—	—	—	(553)
Gain on disposition of property	—	1,262	13,170	12,065
Income before income taxes	15,290	24,238	42,312	63,103
Income tax expense	(1,645)	(1,442)	(1,504)	(1,537)
Net income	13,645	22,796	40,808	61,566
Private perpetual preferred unit distributions	(1,050)	(1,050)	(3,151)	(3,151)
Net income attributable to non-controlling interests in other partnerships	—	—	—	(4)
Net income attributable to common unitholders	$12,595	$21,746	$37,657	$58,411

Total weighted average units:
Basic	266,963	264,787	266,978	264,675
Diluted	270,357	269,613	269,945	268,608

Earnings per unit attributable to common unitholders:
Basic	$0.05	$0.08	$0.14	$0.22
Diluted	$0.05	$0.08	$0.14	$0.22

Dividends per unit	$0.035	$0.035	$0.105	$0.105

The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty OP, L.P.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2025	2024	2025	2024
Net income	$13,645	$22,796	$40,808	$61,566
Other comprehensive income (loss):
Unrealized gain (loss) on valuation of interest rate swap agreements	169	(9,341)	(5,419)	1,710
Amount reclassified into interest expense	(514)	(2,457)	(2,047)	(5,448)
Other comprehensive loss	(345)	(11,798)	(7,466)	(3,738)
Comprehensive income	13,300	10,998	33,342	57,828
Net income attributable to non-controlling interests in other partnerships	—	—	—	(4)
Comprehensive income attributable to OP unitholders	$13,300	$10,998	$33,342	$57,824

The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty OP, L.P.
Condensed Consolidated Statements of Capital
For The Three Months Ended September 30, 2025 and 2024
(unaudited)

			Series PR Operating Partnership Units				Series ES Operating Partnership Units Limited Partners		Series 60 Operating Partnership Units Limited Partners		Series 250 Operating Partnership Units Limited Partners
			General Partner		Limited Partners
(amounts in thousands)	Private Perpetual Preferred Units	Private Perpetual Preferred Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Non-controlling Interest in Other Partnerships	Total Capital
Balance at June 30, 2025	6,224	$29,940	169,276	$1,038,209	85,067	$712,079	17,483	$6,812	4,460	$1,383	2,298	$825	$—	$1,789,248
Conversion of operating partnership units to ESRT Partner's Capital	—	—	649	2,977	(342)	(2,861)	(244)	(95)	(27)	(8)	(36)	(13)	—	—
Repurchases of common units	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Equity compensation	—	—	17	522	15	5,952	—	—	—	—	—	—	—	6,474
Distributions	—	(1,050)	—	(5,946)	—	(2,965)	—	(605)	—	(156)	—	(80)	—	(10,802)
Net income	—	1,050	—	7,985	—	3,477	—	806	—	214	—	113	—	13,645
Other comprehensive loss	—	—	—	(232)	—	(88)	—	(16)	—	(6)	—	(3)	—	(345)
Balance at September 30, 2025	6,224	$29,940	169,942	$1,043,515	84,740	$715,594	17,239	$6,902	4,433	$1,427	2,262	$842	$—	$1,798,220

			Series PR Operating Partnership Units				Series ES Operating Partnership Units Limited Partners		Series 60 Operating Partnership Units Limited Partners		Series 250 Operating Partnership Units Limited Partners
			General Partner		Limited Partners
(amounts in thousands)	Private Perpetual Preferred Units	Private Perpetual Preferred Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Non-controlling Interest in Other Partnerships	Total Capital
Balance at June 30, 2024	6,224	$29,940	165,465	$1,011,279	82,238	$701,933	19,048	$6,116	4,889	$1,236	2,537	$712	$—	$1,751,216
Conversion of operating partnership units to ESRT Partner's Capital	—	—	1,037	2,944	(315)	(2,706)	(509)	(177)	(137)	(38)	(76)	(23)	—	—
Repurchases of common units	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Equity compensation	—	—	(14)	495	(11)	5,257	—	—	—	—	—	—	—	5,752
Distributions	—	(1,050)	—	(5,824)	—	(2,868)	—	(650)	—	(167)	—	(86)	—	(10,645)
Net income	—	1,050	—	13,541	—	6,046	—	1,529	—	413	—	217	—	22,796
Other comprehensive loss	—	—	—	(7,319)	—	(3,280)	—	(857)	—	(224)	—	(118)	—	(11,798)
Balance at September 30, 2024	6,224	$29,940	166,488	$1,015,116	81,912	$704,382	18,539	$5,961	4,752	$1,220	2,461	$702	$—	$1,757,321

Empire State Realty OP, L.P.
Condensed Consolidated Statements of Capital
For The Nine Months Ended September 30, 2025 and 2024
(unaudited)

			Series PR Operating Partnership Units				Series ES Operating Partnership Units Limited Partners		Series 60 Operating Partnership Units Limited Partners		Series 250 Operating Partnership Units Limited Partners
			General Partner		Limited Partners
(amounts in thousands)	Private Perpetual Preferred Units	Private Perpetual Preferred Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Non-controlling Interest in Other Partnerships	Total Capital
Balance at December 31, 2024	6,224	$29,940	167,383	$1,030,696	81,605	$711,904	18,181	$7,126	4,589	$1,436	2,393	$860	$—	$1,781,962
Conversion of operating partnership units to ESRT Partner's Capital	—	—	2,721	12,963	(1,492)	(12,498)	(942)	(369)	(156)	(49)	(131)	(47)	—	—
Repurchases of common units	—	—	(310)	(2,148)	—	—	—	—	—	—	—	—	—	(2,148)
Equity compensation	—	—	148	729	4,627	16,726	—	—	—	—	—	—	—	17,455
Distributions	—	(3,151)	—	(17,745)	—	(8,932)	—	(1,847)	—	(473)	—	(243)	—	(32,391)
Net income	—	3,151	—	23,724	—	10,469	—	2,485	—	640	—	339	—	40,808
Other comprehensive loss	—	—	—	(4,704)	—	(2,075)	—	(493)	—	(127)	—	(67)	—	(7,466)
Balance at September 30, 2025	6,224	$29,940	169,942	$1,043,515	84,740	$715,594	17,239	$6,902	4,433	$1,427	2,262	$842	$—	$1,798,220

			Series PR Operating Partnership Units				Series ES Operating Partnership Units Limited Partners		Series 60 Operating Partnership Units Limited Partners		Series 250 Operating Partnership Units Limited Partners
			General Partner		Limited Partners
(amounts in thousands)	Private Perpetual Preferred Units	Private Perpetual Preferred Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Non-controlling Interest in Other Partnerships	Total Capital
Balance at December 31, 2023	6,224	$29,940	163,046	$985,518	80,189	$694,512	19,947	$4,427	5,144	$779	2,619	$462	$15,407	$1,731,045
Conversion of operating partnership units to ESRT Partner's Capital	—	—	3,300	12,042	(1,342)	(11,536)	(1,408)	(387)	(392)	(80)	(158)	(39)	—	—
Repurchases of common units	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Acquisition of non-controlling interests in other partnerships	—	—	—	114	—	—	—	—	—	—	—	—	(15,411)	(15,297)
Equity compensation	—	—	142	776	3,065	14,813	—	—	—	—	—	—	—	15,589
Distributions	—	(3,151)	—	(17,376)	—	(8,539)	—	(1,999)	—	(514)	—	(265)	—	(31,844)
Net income	—	3,151	—	36,273	—	16,238	—	4,206	—	1,110	—	584	4	61,566
Other comprehensive loss	—	—	—	(2,231)	—	(1,106)	—	(286)	—	(75)	—	(40)	—	(3,738)
Balance at September 30, 2024	6,224	$29,940	166,488	$1,015,116	81,912	$704,382	18,539	$5,961	4,752	$1,220	2,461	$702	$—	$1,757,321
The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty OP, L.P.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
(amounts in thousands)	2025	2024
Cash Flows From Operating Activities
Net income	$40,808	$61,566
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	144,196	139,453
Gain on disposition of property	(13,170)	(12,065)
Amortization of non-cash items within interest expense	6,502	6,505
Amortization of acquired above- and below-market leases, net	(2,459)	(1,503)
Amortization of acquired below-market ground leases	5,873	5,874
Straight-lining of rental revenue	(13,719)	(7,238)
Equity based compensation	18,364	15,589
Loss on early extinguishment of debt	—	553
Increase (decrease) in cash flows due to changes in operating assets and liabilities:
Security deposits	5,841	(8,955)
Tenant and other receivables	4,011	4,243
Deferred costs	(20,164)	(18,729)
Prepaid expenses and other assets	33,784	6,480
Accounts payable and accrued expenses	1,332	12,318
Deferred revenue and other liabilities	3,955	6,769
Net cash provided by operating activities	215,154	210,860
Cash Flows From Investing Activities
Additions to building and improvements	(156,397)	(143,894)
Acquisition of real estate property	(31,701)	(143,431)
Acquisition of non-controlling interests in other partnerships	—	(14,226)
Reduction of cash from derecognition of assets	—	(12,876)
Post-closing costs from a prior period sale of property	—	(4,034)
Development costs	—	(9)
Net cash used in investing activities	(188,098)	(318,470)

The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty OP, L.P.
Condensed Consolidated Statements of Cash Flows (continued)
(unaudited)

	Nine Months Ended September 30,
(amounts in thousands)	2025	2024
Cash Flows From Financing Activities
Proceeds from unsecured senior notes	—	225,000
Repayment of unsecured senior notes	(100,000)	—
Proceeds from unsecured revolving credit facility	—	120,000
Repayment of unsecured revolving credit facility	(120,000)	—
Proceeds from unsecured term loan	—	95,000
Repayment of unsecured term loan	—	(215,000)
Repayment of mortgage notes payable	(2,721)	(10,513)
Deferred financing costs	(434)	(12,070)
Repurchases of common units	(2,148)	—
Taxes paid on withholding shares	(909)	—
Private perpetual preferred unit distributions	(3,151)	(3,151)
Distributions	(29,240)	(28,693)
Net cash (used in) provided by financing activities	(258,603)	170,573
Net (decrease) increase in cash and cash equivalents and restricted cash	(231,547)	62,963
Cash and cash equivalents and restricted cash—beginning of period	429,302	406,956
Cash and cash equivalents and restricted cash—end of period	$197,755	$469,919

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$385,465	$346,620
Restricted cash at beginning of period	43,837	60,336
Cash and cash equivalents and restricted cash at beginning of period	$429,302	$406,956

Cash and cash equivalents at end of period	$154,113	$421,896
Restricted cash at end of period	43,642	48,023
Cash and cash equivalents and restricted cash at end of period	$197,755	$469,919

Supplemental disclosures of cash flow information:
Cash paid for interest	$66,350	$65,148
Cash paid for income taxes	$2,672	$1,530

Non-cash investing and financing activities:
Building and improvements included in accounts payable and accrued expenses	$56,174	$29,499
Write-off of fully depreciated assets	16,856	8,770
Derivative instruments at fair values included in prepaid expenses and other assets	3,079	5,673
Derivative instruments at fair values included in accounts payable and accrued expenses	117	2,143
Contract asset	(171,003)	168,687
Derecognition of debt associated with property in receivership	177,667	177,667
Accrued interest associated with property in receivership	6,080	3,511
Conversion of operating partnership units to ESRT partner's capital	12,963	12,042

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
Empire State Realty OP, L.P. (the "Operating Partnership") is the entity through which Empire State Realty Trust, Inc. (NYSE: ESRT) is a NYC-focused real estate investment trust ("REIT") that owns and operates a portfolio of well-leased, top of tier, modernized, amenitized, and well-located office, retail, and multifamily assets, conducts all of its business and owns (either directly or through subsidiaries) substantially all of its assets. ESRT’s flagship Empire State Building, the “World's Most Famous Building,” features its iconic Observatory, ranked the #1 Top Attraction in New York City for the fourth consecutive year in Tripadvisor's 2025 Travelers' Choice Awards: Best of the Best Things to Do. The Company is a recognized leader in energy efficiency and indoor environmental quality.
As of September 30, 2025, our portfolio was comprised of approximately 7.8 million rentable square feet of office space, 0.8 million rentable square feet of retail space and 743 residential units, which are located in New York City. Our office portfolio included 10 properties (including three long-term ground leasehold interests). Nine of these office properties are located in midtown Manhattan and encompass approximately 7.6 million rentable square feet of office space and 0.5 million rentable square feet of retail space, including the Empire State Building. The remaining office property is located in Stamford, Connecticut, with immediate access to mass transportation. Additionally, we have entitled land adjacent to the Stamford office property that can support the development of either office or residential per local zoning.
We were organized as a Delaware limited partnership on November 28, 2011, and commenced operations upon completion of the initial public offering of ESRT’s Class A common stock and related formation transactions on October 7, 2013 (the "Offering"). ESRT's Class A common stock, par value $0.01 per share, is listed on the New York Stock Exchange under the symbol "ESRT." ESRT, as the sole general partner in our Company, has responsibility and discretion in the management and control of our Company, and our limited partners, in such capacity, have no authority to transact business for, or participate in the management activities, of our Company. As of September 30, 2025, ESRT owned approximately 61.0% of our operating partnership units.
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
We consolidate entities in which we have a controlling financial interest. In determining whether we have a controlling financial interest in a partially owned entity and the requirement to consolidate the accounts of that entity, we consider factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partners/members. For variable interest entities ("VIE"), we consolidate the entity if we are deemed to have a variable interest in the entity and through that interest we are deemed the primary beneficiary. The primary beneficiary of a VIE is the entity that has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. The primary beneficiary is required to consolidate the VIE. As of September 30, 2025, we had a variable interest in and are deemed to be the primary beneficiary of the intermediary entity that holds title to the North 6th Street Collection assets acquired in June 2025, and as a result is consolidated in the financial statements of the Operating Partnership.
We assess consolidation accounting treatment for each investment in a VIE. This assessment will include a review of the relevant agreements to identify the rights of each party and whether those rights provide either party the power to direct the activities that most significantly impact the entity’s economic performance and benefit. In situations where we and our partner approve, among other things, the annual budget, or leases that cover more than a nominal amount of space relative to the total rentable space at each property, we would not consolidate the investment as we consider these to be substantive participation rights that result in shared power of the activities that would most significantly impact the performance and benefit of such joint venture investment.
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

The following table summarizes the purchase price allocations of these acquisitions (amounts in thousands):

				Intangibles
Property	Date Acquired	Land	Building and Improvements	Assets	Liabilities	Total
North 6th Street Collection(1)	6/30/2025	$11,243	$20,458	$—	$—	$31,701
North 6th Street Collection(2)	September 2024-October 2024	44,924	146,826	10,984	(9,664)	193,070
(1) Includes two retail properties with eleven residential units on North 6th Street in Williamsburg, Brooklyn. Includes capitalized transaction costs of $0.7 million.
(2) Includes nine retail properties with five residential units on North 6th Street in Williamsburg, Brooklyn. Includes capitalized transaction costs of $(1.9) million, net of certain closing credits.

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
Property Dispositions
The following table summarizes properties disposed of during the nine and twelve months ended September 30, 2025 and December 31, 2024, respectively (amounts in thousands):

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

4. Deferred Costs, Acquired Lease Intangibles and Goodwill
Deferred costs, net, consisted of the following:

(amounts in thousands)	September 30, 2025	December 31, 2024
Deferred leasing costs	$226,090	$230,836
Acquired in-place lease value, acquired deferred leasing costs and deferred acquisition costs	137,333	137,580
Acquired above-market leases	19,553	19,636
Total deferred costs, excluding deferred financing costs	382,976	388,052
Less: accumulated amortization	(213,424)	(212,972)
Total deferred costs, net, excluding net deferred financing costs	169,552	175,080
Deferred financing costs, net, of accumulated amortization of $9,369 and $7,783, respectively (See Note 5)	7,755	8,907
Total deferred costs, net	$177,307	$183,987
Acquired below-market ground leases, net, consisted of the following:

(amounts in thousands)	September 30, 2025	December 31, 2024
Acquired below-market ground leases	$396,916	$396,916
Less: accumulated amortization	(89,379)	(83,506)
Acquired below-market ground leases, net	$307,537	$313,410
Acquired below-market leases, net, consisted of the following:

(amounts in thousands)	September 30, 2025	December 31, 2024
Acquired below-market leases	$(56,359)	$(56,359)
Less: accumulated amortization	40,484	36,862
Acquired below-market leases, net	$(15,875)	$(19,497)
The total amortization related to deferred costs and acquired lease intangibles consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2025	2024	2025	2024
Rental revenue:
Amortization of below-market leases, net of above-market leases	$821	$476	$2,459	$1,503
Depreciation and amortization:
Amortization of deferred leasing costs and acquired deferred leasing costs	5,081	5,930	15,578	16,948
Amortization related to acquired in-place lease value	1,406	1,144	4,229	3,663
As of September 30, 2025 and December 31, 2024, we had goodwill of $491.5 million. Goodwill was allocated $227.5 million to the Observatory reportable segment and $264.0 million to the real estate reportable segment.
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
5. Debt
Debt consisted of the following:

	Principal Balance		As of September 30, 2025
(amounts in thousands)	September 30, 2025	December 31, 2024	Stated Rate	Effective Rate(1)	Maturity Date(2)
Fixed rate mortgage debt:
10 Union Square	$50,000	$50,000	3.70%	3.97%	4/1/2026
1542 Third Avenue	30,000	30,000	4.29%	4.53%	5/1/2027
1010 Third Avenue and 77 West 55th Street	33,343	34,048	4.01%	4.21%	1/5/2028
Metro Center (3)	71,600	71,600	3.59%	3.67%	11/5/2029
250 West 57th Street	180,000	180,000	2.83%	3.21%	12/1/2030
1333 Broadway	160,000	160,000	4.21%	4.29%	2/5/2033
345 East 94th Street - Series A	43,600	43,600	70% of SOFR plus 0.95%	3.56%	11/1/2030
345 East 94th Street - Series B	5,907	6,490	SOFR plus 2.24%	3.56%	11/1/2030
561 10th Avenue - Series A	114,500	114,500	70% of SOFR plus 1.07%	3.85%	11/1/2033
561 10th Avenue - Series B	12,604	14,036	SOFR plus 2.45%	3.85%	11/1/2033
Total mortgage debt	701,554	704,274
Senior unsecured notes:(4)
Series A	—	100,000	—	—	—
Series B	125,000	125,000	4.09%	4.12%	3/27/2027
Series C	125,000	125,000	4.18%	4.21%	3/27/2030
Series D	115,000	115,000	4.08%	4.11%	1/22/2028
Series E	160,000	160,000	4.26%	4.27%	3/22/2030
Series F	175,000	175,000	4.44%	4.45%	3/22/2033
Series G	100,000	100,000	3.61%	4.89%	3/17/2032
Series H	75,000	75,000	3.73%	5.00%	3/17/2035
Series I	155,000	155,000	7.20%	7.39%	6/17/2029
Series J	45,000	45,000	7.32%	7.46%	6/17/2031
Series K	25,000	25,000	7.41%	7.52%	6/17/2034
Unsecured term loan facility (4)	175,000	175,000	SOFR plus 1.50%	4.61%	12/31/2026
Unsecured term loan facility (3),(4)	95,000	95,000	SOFR plus 1.50%	5.16%	3/8/2029
Unsecured revolving credit facility (3),(4)	—	120,000	SOFR plus 1.30%	4.04%	3/8/2029
Total principal	2,071,554	2,294,274
Deferred financing costs, net	(8,453)	(10,123)
Unamortized debt discount	(5,598)	(6,183)
Total	$2,057,503	$2,277,968
______________
(1)The effective rate is the yield as of September 30, 2025 and includes the stated interest rate, deferred financing cost amortization and interest associated with variable to fixed interest rate swap agreements.
(2)Pre-payment is generally allowed for each loan upon payment of a customary pre-payment penalty.
(3)Assumes extension options are exercised for the 2029 maturities of the term loan, revolving credit facility and Metro Center mortgage.
(4)At September 30, 2025, we were in compliance with all debt covenants.

Principal Payments
Aggregate required principal payments at September 30, 2025 are as follows (amounts in thousands):

Year	Amortization	Maturities	Total
2025	$944	$—	$944
2026	3,957	225,000	228,957
2027	4,276	155,000	159,276
2028	3,555	146,091	149,646
2029	3,890	321,600	325,490
Thereafter	14,634	1,192,607	1,207,241
Total	$31,256	$2,040,298	$2,071,554
Deferred Financing Costs
Deferred financing costs, net, consisted of the following:

(amounts in thousands)	September 30, 2025	December 31, 2024
Deferred financing costs, included as a component of net debt	$16,121	$36,309
Deferred financings costs, included as a component of net deferred costs (See Note 4)	17,124	16,638
Total deferred financing costs	$33,245	$52,947
Less: accumulated amortization	(17,037)	(33,970)
Total deferred financing costs, net	$16,208	$18,977
The total amortization expense related to deferred financing costs consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2025	2024	2025	2024
Amortization of deferred financing costs	$1,082	$1,110	$3,256	$3,179
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
The Revolving Credit Facility matures on March 8, 2029, inclusive of two six-month extension periods. The BofA Term Loan Facility matures on March 8, 2029, inclusive of two twelve-month extension periods. Initial interest rates on the BofA Credit Facilities, which may change based on our leverage levels, are SOFR plus a benchmark adjustment of 10 basis points ("adjusted SOFR") plus 130 basis points for any drawn portion of the Revolving Credit Facility and adjusted SOFR plus 150 basis points for the BofA Term Loan Facility. In addition, the BofA Credit Facilities have a sustainability-linked pricing mechanism that reduces the borrowing spread if certain benchmarks are achieved each year. On March 18, 2025, we repaid the $120.0 million borrowings previously drawn on the Revolving Credit Facility. As of September 30, 2025, we had no borrowings under the Revolving Credit Facility and $95.0 million under the BofA Term Loan Facility.
On March 13, 2024, we entered into a third amendment to our credit agreement dated March 19, 2020, with Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto, which governs a senior unsecured term loan facility (the “Wells Term Loan Facility”). The Wells Term Loan Facility is in the original principal amount of $175.0 million and matures on December 31, 2026. The third amendment provides for, among other things, certain conforming changes to the BofA Credit Facilities agreement, including increases to the capitalization rate for certain of our properties. No other changes were made to the amount of the commitments, the maturity date of the outstanding loans or the covenants. We may request the Wells Term Loan Facility be increased through one or more increases or the addition of new pari passu term loan tranches, for a maximum aggregate principal amount not to exceed $225.0 million. As of September 30, 2025, our borrowings amounted to $175.0 million under the Wells Term Loan Facility.
The terms of both the BofA Credit Facilities and the Wells Term Loan Facility include customary covenants, including limitations on liens, investment, distributions, debt, fundamental changes, and transactions with affiliates and require certain customary financial reports. Both facilities also require compliance with financial ratios including a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a minimum unencumbered interest coverage ratio, and a maximum unsecured leverage ratio. The agreements governing both facilities also contain customary events of default (subject in certain cases to specified cure periods), including but not limited to non-payment, breach of covenants, representations or warranties, cross defaults, bankruptcy or other insolvency events, judgments, ERISA events, invalidity of loan documents, loss of REIT qualification, and occurrence of a change of control. As of September 30, 2025, we were in compliance with these covenants.
Senior Unsecured Notes
Subsequent to quarter-end on October 15, 2025, we entered into a Note Purchase Agreement with the purchasers (the "Purchase Agreement") in connection with a private placement of $175.0 million aggregate principal amount of 5.47% Series L Senior Notes due January 7, 2031 (the "Series L Notes"). The sale and purchase of the Series L Notes is scheduled to fund on December 18, 2025, subject to customary closing conditions. The issue price for the Series L Notes is 100% of the aggregate principal amount thereof. Pursuant to the terms of the Purchase Agreement, we may repay all or a portion of the Series L Notes upon notice to the holders at a price equal to 100% of the principal amount so prepaid plus a make-whole premium as set forth in the Purchase Agreement. The Purchase Agreement contains customary covenants and customary events of default similar to those in our existing senior unsecured notes.
On March 27, 2025, the Series A senior unsecured notes matured and the aggregate principal amount of $100.0 million was repaid. The notes had a stated interest rate of 3.93%.
The terms of our senior unsecured notes, include customary covenants, including limitations on liens, investment, distributions, debt, fundamental changes, and transactions with affiliates and require certain customary financial reports. The terms also require compliance with financial ratios including a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a minimum unencumbered interest coverage ratio, and a maximum unsecured leverage ratio. The agreements also contain customary events of default (subject in certain cases to specified cure periods), including but not limited to non-payment, breach of covenants, representations or warranties, cross defaults, bankruptcy or other insolvency events, judgments, ERISA events, the occurrence of certain change of control transactions and loss of REIT qualification. As of September 30, 2025, we were in compliance with these covenants.
6. Accounts Payable and Accrued Expenses
    Accounts payable and accrued expenses consisted of the following:

(amounts in thousands)	September 30, 2025	December 31, 2024
Capital expenditures included in accounts payable and accrued expenses	$56,174	$73,535
Accounts payable and accrued expenses	47,662	54,779
Interest rate swap agreements liability	117	—
Accrued interest payable	7,779	3,702
Total accounts payable and accrued expenses	$111,732	$132,016

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
We have agreements with our derivative counterparties that contain a provision where if we either default or are capable of being declared in default on any of our indebtedness, then we could also be declared in default on our derivative obligations. If we had breached any of these provisions, we could have been required to settle our obligations that were in a net liability position under the agreements at their termination value of $0.1 million as of September 30, 2025, which includes accrued interest but excludes any adjustment for nonperformance risk. As of September 30, 2025, we were in compliance with these provisions.
As of September 30, 2025 and December 31, 2024, we had interest rate swaps and caps with an aggregate notional value of $447.5 million and $664.0 million, respectively. The notional value does not represent exposure to credit, interest rate or market risks. These interest rate swaps have been designated as cash flow hedges and hedge the variability in future cash flows associated with our existing variable-rate term loan facilities. Interest rate caps not designated as hedges are not speculative and are used to manage our exposure to interest rate movements, but do not meet the strict hedge accounting requirements.
As of September 30, 2025 and 2024, our cash flow hedges are deemed highly effective. A net unrealized loss of $0.3 million and $7.5 million for the three and nine months ended September 30, 2025, and a net unrealized loss of $11.8 million and $3.7 million for the three and nine months ended September 30, 2024, respectively, relating to both active and terminated hedges of interest rate risk, are reflected in the condensed consolidated statements of comprehensive income (loss). Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the debt. We estimate that $0.9 million net loss of the current balance held in accumulated other comprehensive income (loss) will be reclassified into interest expense within the next 12 months. Cash payments and receipts related to our cash flow hedges are classified as operating activities and included within our disclosure of cash paid for interest on our condensed consolidated statements of cash flows, consistent with the classification of the hedged interest payments.

The table below summarizes the terms of agreements and the fair values of our derivative financial instruments:

(amounts in thousands, except percentages)						September 30, 2025		December 31, 2024
Derivative	Notional Amount	Receive Rate	Pay Rate	Effective Date	Expiration Date	Asset(1)	Liability(2)	Asset(1)	Liability(2)
Interest rate swap	$36,820	70% of 1 Month SOFR	2.5000%	December 1, 2021	November 1, 2030	$—	$(76)	$759	$—
Interest rate swap	103,790	70% of 1 Month SOFR	2.5000%	December 1, 2021	November 1, 2033	193	—	2,825	—
Interest rate swap	10,710	70% of 1 Month SOFR	1.7570%	December 1, 2021	November 1, 2033	450	—	743	—
Interest rate swap	12,768	1 Month SOFR	2.2540%	December 1, 2021	November 1, 2030	389	—	754	—
Interest rate swap	175,000	SOFR Compound	2.5620%	August 31, 2022	December 31, 2026	2,004	—	4,895	—
Interest rate swap	—	SOFR Compound	2.6260%	August 19, 2022	March 19, 2025	—	—	383	—
Interest rate swap	—	SOFR OIS Compound	2.6280%	August 19, 2022	March 19, 2025	—	—	382	—
Interest rate cap	6,780	70% of 1 Month SOFR	4.5000%	October 1, 2024	November 1, 2030	13	—	35	—
Interest rate cap	6,676	1 Month SOFR	5.5000%	October 1, 2024	November 1, 2030	30	—	81	—
Interest rate swap	47,500	1 Month SOFR	3.3090%	March 19, 2025	March 8, 2029	—	(25)	1,117	—
Interest rate swap	47,500	1 Month SOFR	3.3030%	March 19, 2025	March 8, 2029	—	(16)	1,124	—
	$447,544					$3,079	$(117)	$13,098	$—
(1) Included as a component of prepaid expenses and other assets on the condensed consolidated balance sheets.
(2) Included as a component of accounts payable and accrued expenses on the condensed consolidated balance sheets.
The table below shows the effect of our derivative financial instruments designated as cash flow hedges on accumulated other comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2025	2024	2025	2024
Amount of (loss) gain recognized in other comprehensive income (loss)	$169	$(9,341)	$(5,419)	$1,710
Amount of gain reclassified from accumulated other comprehensive income (loss) into interest expense	(514)	(2,457)	(2,047)	(5,448)
The table below shows the effect of our derivative financial instruments designated as cash flow hedges on the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2025	2024	2025	2024
Total interest expense presented in the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded	$(25,189)	$(27,408)	$(77,253)	$(77,859)
Amount of gain reclassified from accumulated other comprehensive income (loss) into interest expense	514	2,457	2,047	5,448
Fair Valuation
The estimated fair values at September 30, 2025 and December 31, 2024 were determined by management, using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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
The following tables summarize the carrying and estimated fair values of our financial instruments:

	September 30, 2025
		Estimated Fair Value
(amounts in thousands)	Carrying Value	Total	Level 1	Level 2	Level 3
Interest rate swaps and caps included in prepaid expenses and other assets	$3,079	$3,079	$—	$3,079	$—
Interest rate swaps included in accounts payable and accrued expenses	117	117	—	117	—
Mortgage notes payable	691,046	648,159	—	—	648,159
Senior unsecured notes - Series B-K	1,097,498	1,051,122	—	—	1,051,122
Unsecured term loan facilities	268,959	270,000	—	—	270,000

	December 31, 2024
		Estimated Fair Value
(amounts in thousands)	Carrying Value	Total	Level 1	Level 2	Level 3
Interest rate swaps and caps included in prepaid expenses and other assets	$13,098	$13,098	$—	$13,098	$—
Mortgage notes payable	692,176	618,378	—	—	618,378
Senior unsecured notes - Series A-K	1,197,061	1,116,149	—	—	1,116,149
Unsecured term loan facilities	268,731	270,000	—	—	270,000
Unsecured revolving credit facility	120,000	120,000	—	—	120,000
Disclosure about the fair value of financial instruments is based on pertinent information available to us as of September 30, 2025 and December 31, 2024. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.
8. Leases
Lessor
We lease various spaces to tenants over terms ranging from one to 30 years. Certain leases have termination options for a fee and/or renewal options. The leases provide for base monthly rentals and reimbursements for real estate taxes, escalations linked to the consumer price index or common area maintenance known as operating expense escalation. Tenant expense reimbursements are reflected in our September 30, 2025 and 2024 condensed consolidated statements of operations as rental revenue.
Rental revenue includes fixed and variable payments. Fixed payments primarily relate to base rent and variable payments primarily relate to tenant expense reimbursements for certain property operating costs. The components of rental revenue consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2025	2024	2025	2024
Fixed payments	$136,116	$132,266	$405,945	$404,854
Variable payments	22,294	20,851	60,547	54,615
Total rental revenue	$158,410	$153,117	$466,492	$459,469
As of September 30, 2025, we were entitled to the following future contractual minimum lease payments (excluding tenant expense reimbursements) on non-cancellable operating leases to be received which expire on various dates through 2054 (amounts in thousands):

Remainder of 2025	$126,680
2026	488,613
2027	473,031
2028	437,037
2029	373,560
Thereafter	1,876,921
$3,775,842
The above future minimum lease payments exclude tenant recoveries and the net accretion of above-market leases and below-market lease intangibles. Some leases are subject to termination options generally upon payment of a termination fee. The preceding table is prepared assuming such options are not exercised.
As of September 30, 2025, the future lease payments to be received for signed leases that have not yet commenced was approximately $479.7 million.
Lessee
We determine if an arrangement is a lease at inception. Our operating lease agreements relate to three ground lease assets and are reflected in right-of-use assets and lease liabilities of $28.0 million as of September 30, 2025 and right-of-use assets and lease liabilities of $28.2 million as of December 31, 2024 in our condensed consolidated balance sheets. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Variable lease payments are excluded from the right-of-use assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred.
The ground leases are due to expire between the years 2050 and 2077, inclusive of extension options, and have no variable payments or residual value guarantees. As our leases do not provide an implicit rate, we determined our incremental borrowing rate based on information available at the date of adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842), in determining the present value of lease payments. The weighted average incremental borrowing rate used to calculate the right-of-use assets and lease liabilities as of September 30, 2025 was 4.5%. Rent expense for lease payments related to our operating leases is recognized on a straight-line basis over the non-cancellable term of the leases. The weighted average remaining lease term as of September 30, 2025 was 44.8 years.

As of September 30, 2025, the following table summarizes our future minimum lease payments discounted by our incremental borrowing rates to calculate the lease liabilities of our leases (amounts in thousands):

Remainder of 2025	$380
2026	1,503
2027	1,482
2028	1,482
2029	1,482
Thereafter	59,283
Total undiscounted lease payments	65,612
Present value discount	(37,605)
Ground lease liabilities	$28,007
9. Commitments and Contingencies
Legal Proceedings
Except as described below, as of September 30, 2025, we were not involved in any material litigation, nor, to our knowledge, was any material litigation threatened against us or our properties, other than routine litigation arising in the ordinary course of business such as disputes with tenants. We believe that the costs and related liabilities, if any, which may result from such actions will not materially affect our condensed consolidated financial position, operating results or liquidity.
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
Unfunded Capital Expenditures
At September 30, 2025, we estimate that we will incur approximately $96.8 million of capital expenditures (including tenant improvements and leasing commissions) on our properties pursuant to existing lease agreements. We expect to fund these capital expenditures with operating cash flow, cash on hand and other borrowings. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs. We expect that these financing requirements will be met in a similar fashion.
Concentration of Credit Risk
Financial instruments that subject us to credit risk consist primarily of cash and cash equivalents, restricted cash, short-term investments, tenant and other receivables and deferred rent receivables. At September 30, 2025, we held on deposit at various major financial institutions cash and cash equivalents and restricted cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation.
Asset Retirement Obligations
We are required to accrue costs that we are legally obligated to incur on retirement of our properties which result from acquisition, construction, development and/or normal operation of such properties. Retirement includes sale, abandonment or disposal of a property. Under that standard, a conditional asset retirement obligation represents a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within a company’s control and a liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated. Environmental site assessments and investigations have identified asbestos or asbestos-containing building materials in certain of our properties. As of September 30, 2025, management has no plans to remove or alter these properties in a manner that would trigger federal and other applicable regulations for asbestos removal, and accordingly, the obligations to remove the asbestos or asbestos-containing building materials from these properties have indeterminable settlement dates. As such, we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligation. However ongoing asbestos abatement, maintenance programs and other required documentation are carried out as required and related costs are expensed as incurred.
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
As of September 30, 2025, management believes that there are no obligations related to environmental remediation other than maintaining the affected sites in conformity with the relevant authority’s mandates and filing the required documents. All such maintenance costs are expensed as incurred. However, we cannot be certain that we have identified all environmental liabilities at our properties, that all necessary remediation actions have been or will be undertaken at our properties or that we will be indemnified, in full or at all, in the event that such environmental liabilities arise.
Insurance Coverage
We carry insurance coverage on our properties of types and in amounts with deductibles that we believe are in line with coverage customarily obtained by owners of similar properties.
10. Capital
As of September 30, 2025, there were 168,970 thousand shares of Class A common stock, 972 thousand shares of Class B common stock and 108,674 thousand operating partnership units outstanding. The controlling interest of 61.0% is owned by ESRT. The other 39.0% non-controlling interest in the OP is diversified among various limited partners, some of whom include Company directors, senior management and employees. ESRT has two classes of common stock as a means to give its OP Unit holders voting rights in the public company that correspond to their economic interest in the combined entity. A one-time option was created at our formation transactions for any pre-Offering OP Unit holder to exchange one OP Unit out of every 50 OP Units they owned for one ESRT Class B share, and such ESRT Class B share carries 50 votes per share.
Stock and Publicly Traded Operating Partnership Unit Repurchase Program
ESRT's Board of Directors authorized the repurchase of up to $500.0 million of ESRT Class A common stock and our Series ES, Series 250 and Series 60 operating partnership units from January 1, 2024 through December 31, 2025. Under the program, ESRT may purchase ESRT Class A common stock and we may purchase our Series ES, Series 250 and Series 60 operating partnership units in accordance with applicable securities laws from time to time in the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by ESRT and us at our discretion and will be subject to stock price, availability, trading volume, general market conditions, and applicable securities laws. The authorization does not obligate ESRT or us to acquire any particular amount of securities, and the program may be suspended or discontinued at ESRT's and our discretion without prior notice. There were no repurchases of equity securities during the three months ended September 30, 2025. During the nine months ended September 30, 2025, ESRT repurchased $2.1 million of common stock at a weighted average price of $6.92 per share. As of September 30, 2025, we had $497.9 million remaining of the authorized repurchase amount.

Private Perpetual Preferred Units
As of September 30, 2025, there were 4,664 thousand Series 2019 Preferred Units ("Series 2019 Preferred Units") and 1,560 thousand Series 2014 Private Perpetual Preferred Units ("Series 2014 Preferred Units") outstanding. The Series 2019 Preferred Units have a liquidation preference of $13.52 per unit and are entitled to receive cumulative preferential annual cash distributions of $0.70 per unit payable in arrears on a quarterly basis. The Series 2014 Preferred Units which have a liquidation preference of $16.62 per unit and are entitled to receive cumulative preferential annual cash distributions of $0.60 per unit payable in arrears on a quarterly basis. Both series are not redeemable at the option of the holders and are redeemable at our option only in the case of specific defined events.
Distributions
The following is a summary of distribution activity:

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2025	2024	2025	2024
Distributions paid to OP unitholders	$(9,752)	$(9,595)	$(29,240)	$(28,693)
Distributions paid to preferred unitholders	(1,050)	(1,050)	(3,151)	(3,151)
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
An aggregate of 11.0 million shares of ESRT common stock was authorized for issuance under awards granted pursuant to the 2024 Plan, and as of September 30, 2025, 6.0 million shares of common stock remain available for future issuance.
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

LTIP units subject to time-based vesting, whether vested or not, receive the same per unit distributions as operating partnership units, which equal per share dividends (both regular and special) on ESRT's common stock. Market and performance-based LTIPs receive 10% of such distributions currently, unless and until such LTIP units are earned based on performance, at which time they will receive the accrued and unpaid 90% and will commence receiving 100% of such distributions thereafter.

In July 2025, we granted our new director, George L.W. Malkin, a total of 14,215 LTIP units which are subject to time-based vesting with fair market value of $0.1 million.
During the third quarter of 2025, ESRT granted certain employees a total of 48,308 shares of restricted stock that are subject to time-based vesting with fair market value of $0.4 million.
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
LTIP units and ESRT restricted stock issued during the nine months ended September 30, 2025 were valued at $29.4 million. The weighted average per unit or share fair value was $5.91 for grants issued for the nine months ended September 30, 2025. The fair value per unit or share granted in 2025 was estimated on the respective dates of grant using the following assumptions:

2025
Expected life	2.0 to 5.3 years
Dividend rate	1.7%
Risk-free interest rate	3.9% - 4.0%
Expected price volatility	35.0% - 44.0%
No stock options, dividend equivalents, or stock appreciation rights were issued or outstanding during the nine months ended September 30, 2025.

The following is a summary of ESRT restricted stock and LTIP unit activity for the nine months ended September 30, 2025:

	Restricted Stock	Time-based LTIPs	Market-based LTIPs	Performance-based LTIPs	Weighted Average Grant Fair Value
Unvested balance at December 31, 2024	612,416	3,615,771	2,629,002	2,078,099	$6.87
Vested	(215,382)	(1,361,704)	(340,736)	(229,162)	7.49
Granted	293,924	1,881,176	1,679,320	1,112,709	5.91
Forfeited or unearned	(56,657)	—	—	(46,846)	8.08
Unvested balance at September 30, 2025	634,301	4,135,243	3,967,586	2,914,800	$6.33
The time-based LTIPs and ESRT restricted stock awards granted to non-named executive officers or granted to certain named executive officers before 2025, are treated for accounting purposes as immediately vested upon the later of (i) the date the grantee attains the age of 65, and (ii) the date on which grantee has first completed the requisite years of continuous service with our Company or its affiliates. For award agreements that qualify, we recognize noncash compensation expense on the grant date for the time-based awards and ratably over the vesting period for the market-based and performance-based awards, and accordingly, we recognized $1.0 million and $3.7 million for the three and nine months ended September 30, 2025, respectively, and $1.6 million and $4.0 million for the three and nine months ended September 30, 2024, respectively. Unrecognized compensation expense was $3.6 million at September 30, 2025, which will be recognized over a weighted average period of 1.2 years.
For the remainder of the LTIP unit awards, we recognized noncash compensation expense ratably over the vesting period, and accordingly, we recognized noncash compensation expense of $5.4 million and $14.6 million for the three and nine months ended September 30, 2025, respectively, and $4.2 million and $12.4 million for the three and nine months ended September 30, 2024, respectively. Unrecognized compensation expense was $37.2 million at September 30, 2025, which will be recognized over a weighted average period of 2.6 years.
Pursuant to the terms of the transition agreement that the Company entered into with Thomas P. Durels in September 2025, he will continue to serve the Company through June 30, 2027, unless terminated earlier in accordance with the agreement (such date, the "Termination Date"). During this period, Mr. Durels will be entitled to receive, among other things, equity-based separation payments inclusive of: (a) an equity award of $1,396,050 (to be granted in March 2026) to vest 100% on the Termination Date; (b) an equity award of $698,025 to be granted with immediate vest provisions on the Termination Date; and (c) accelerated vesting of his outstanding equity awards as of the Termination Date, with the performance-based equity awards vesting in accordance with applicable award agreements. The Company accounted for the modification of existing equity awards in accordance with ASC 718. The Company will recognize the separation payments ratably over the transition period as a component of general and administrative expenses in the accompanying condensed consolidated statement of operations.
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

Earnings per unit is computed as follows:

	Three Months Ended		Nine Months Ended
(amounts in thousands, except per unit amounts)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Numerator:
Net income	$13,645	$22,796	$40,808	$61,566
Private perpetual preferred unit distributions	(1,050)	(1,050)	(3,151)	(3,151)
Net income attributable to non-controlling interests in other partnerships	—	—	—	(4)
Net income attributable to common unitholders – basic and diluted	$12,595	$21,746	$37,657	$58,411
Denominator:
Weighted average units outstanding – basic	266,963	264,787	266,978	264,675
Effect of dilutive securities:
Stock-based compensation plans	3,394	4,826	2,967	3,933
Weighted average units outstanding – diluted	270,357	269,613	269,945	268,608
Earnings per unit:
Basic	$0.05	$0.08	$0.14	$0.22
Diluted	$0.05	$0.08	$0.14	$0.22
There were zero antidilutive shares and LTIP units for the three and nine months ended September 30, 2025 and 2024.
11. Related Party Transactions
Supervisory Fee Revenue
Since ESRT became a public company, we have earned supervisory fees from entities affiliated with Anthony E. Malkin, our Chairman and Chief Executive Officer. These fees were $0.4 million and $1.1 million for the three and nine months ended September 30, 2025, respectively, and $0.2 million and $0.6 million for the three and nine months ended September 30, 2024, respectively. These fees are included within third-party management and other fees.
Property Management Fee Revenue
Since ESRT became a public company, we have earned property management fees from entities affiliated with Anthony E. Malkin. These fees were $0.1 million and $0.2 million for the three and nine months ended September 30, 2025, respectively, and $0.1 million and $0.2 million for the three and nine months ended September 30, 2024, respectively. These fees are included within third-party management and other fees.
Other
We receive rent generally at the market rental rate for 5,447 square feet of leased space from an entity affiliated with Anthony E. Malkin at one of our properties. Under the lease, the tenant has the right to cancel such lease without special payment on 90 days’ notice. We also have a shared use agreement with such tenant, to occupy a portion of the leased premises as the office location for Peter L. Malkin, our chairman emeritus, utilizing approximately 15% of the space, for which we pay to such tenant an allocable pro rata share of the cost. We also have agreements with these entities and excluded properties and businesses to provide them with general computer-related support services. Total aggregate revenue was $0.1 million and $0.2 million for the three and nine months ended September 30, 2025, respectively, and $0.1 million and $0.2 million for the three and nine months ended September 30, 2024, respectively.
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
The following tables provide components of segment net income for each segment:

	Three Months Ended September 30, 2025
(amounts in thousands)	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Revenue, excluding third-party management and other fees	$161,289	$36,037	$—	$197,326
Intercompany rental revenue	20,185	—	(20,185)	—
Total revenues, excluding third-party management and other fees	181,474	36,037	(20,185)	197,326
Segment operating expenses:
Property operating expenses	46,957	—	—	46,957
Observatory expenses	—	9,510	—	9,510
Other segment expenses[1]	35,572	20,185	(20,185)	35,572
Total segment operating expenses	82,529	29,695	(20,185)	92,039
Net operating income	$98,945	$6,342	$—	$105,287

Segment assets	$3,840,603	$265,676	$—	$4,106,279
(1) Other segment expenses in the real estate segment include real estate taxes and ground rent expense and in the Observatory segment includes intercompany rent expense.

	Three Months Ended September 30, 2024
(amounts in thousands)	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Revenue, excluding third-party management and other fees	$159,946	$39,382	$—	$199,328
Intercompany rental revenue	23,461	—	(23,461)	—
Total revenues, excluding third-party management and other fees	183,407	39,382	(23,461)	199,328
Segment operating expenses:
Property operating expenses	45,954	—	—	45,954
Observatory expenses	—	9,715	—	9,715
Other segment expenses[1]	34,313	23,461	(23,461)	34,313
Total segment operating expenses	80,267	33,176	(23,461)	89,982
Net operating income	$103,140	$6,206	$—	$109,346

Segment assets	$4,174,754	$262,183	$—	$4,436,937
(1) Other segment expenses in the real estate segment include real estate taxes and ground rent expense and in the Observatory segment includes intercompany rent expense.

	Nine Months Ended September 30, 2025
(amounts in thousands)	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Revenue, excluding third-party management and other fees	$474,706	$93,097	$—	$567,803
Intercompany rental revenue	56,011	—	(56,011)	—
Total revenues, excluding third-party management and other fees	530,717	93,097	(56,011)	567,803
Operating expenses:
Property operating expenses	136,897	—	—	136,897
Observatory expenses	—	27,450	—	27,450
Other segment expenses[1]	105,892	56,011	(56,011)	105,892
Total segment operating expenses	242,789	83,461	(56,011)	270,239
Net operating income	$287,928	$9,636	$—	$297,564
(1) Other segment expenses in the real estate segment include real estate taxes and ground rent expense and in the Observatory segment includes intercompany rent expense.

	Nine Months Ended September 30, 2024
(amounts in thousands)	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Revenue, excluding third-party management and other fees	$471,307	$98,102	$—	$569,409
Intercompany rental revenue	60,508	—	(60,508)	—
Total revenues, excluding third-party management and other fees	531,815	98,102	(60,508)	569,409
Operating expenses:
Property operating expenses	132,530	—	—	132,530
Observatory expenses	—	27,104	—	27,104
Other segment expenses[1]	103,100	60,508	(60,508)	103,100
Total segment operating expenses	235,630	87,612	(60,508)	262,734
Net operating income	$296,185	$10,490	$—	$306,675
(1) Other segment expenses in the real estate segment include real estate taxes and ground rent expense and in the Observatory segment includes intercompany rent expense.

Below is a reconciliation of Net income to Net operating income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2025	2024	2025	2024
	(unaudited)		(unaudited)
Net income	$13,645	$22,796	$40,808	$61,566
Add:
General and administrative expenses	18,743	18,372	54,368	52,364
Depreciation and amortization	47,615	45,899	144,196	139,453
Interest expense	25,189	27,408	77,253	77,859
Interest expense associated with property in receivership	—	1,922	647	2,550
Loss on early extinguishment of debt	—	—	—	553
Income tax expense	1,645	1,442	1,504	1,537
Less:
Gain on disposition of property	—	(1,262)	(13,170)	(12,065)
Third-party management and other fees	(404)	(271)	(1,243)	(912)
Interest income	(1,146)	(6,960)	(6,799)	(16,230)
Net operating income	$105,287	$109,346	$297,564	$306,675
13. Subsequent Events
None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context otherwise requires or indicates, references in this section to “we,” “our,” and “us” refer to the Empire State Realty OP, L.P. and its consolidated subsidiaries. This Management’s Discussion and Analysis provides a comparison of our performance for the three and nine month periods ended September 30, 2025 with the corresponding three and nine month periods ended September 30, 2024 and reviews our financial position as of September 30, 2025. The following discussion related to our consolidated financial statements should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K.
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
Overview
Highlights for the three months ended September 30, 2025
•Net income of $13.6 million.
•Core Funds From Operations ("Core FFO") of $61.3 million attributable to common unitholders.

•Signed a total of 87,880 rentable square feet of new, renewal, and expansion leases.
Results of Operations
The discussion below relates to our results of operations for the three and nine months ended September 30, 2025 and 2024, respectively.
Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024
The following table summarizes the historical results of operations:

	Three Months Ended September 30,
	2025			2024			Change	%
(amounts in thousands)	Real Estate Segment	Observatory Segment	Total	Real Estate Segment	Observatory Segment	Total
Revenues:
Rental revenue	$158,410	$—	$158,410	$153,117	$—	$153,117	$5,293	3.5%
Observatory revenue	—	36,037	36,037	—	39,382	39,382	(3,345)	(8.5)%
Lease termination fees	—	—	—	4,771	—	4,771	(4,771)	(100.0)%
Third-party management and other fees	404	—	404	271	—	271	133	49.1%
Other revenues and fees	2,879	—	2,879	2,058	—	2,058	821	39.9%
Total revenues	161,693	36,037	197,730	160,217	39,382	199,599	(1,869)	(0.9)%
Operating expenses:
Property operating expenses	46,957	—	46,957	45,954	—	45,954	(1,003)	(2.2)%
Ground rent expenses	2,331	—	2,331	2,331	—	2,331	—	—%
General and administrative expenses	18,743	—	18,743	18,372	—	18,372	(371)	(2.0)%
Observatory expenses	—	9,510	9,510	—	9,715	9,715	205	2.1%
Real estate taxes	33,241	—	33,241	31,982	—	31,982	(1,259)	(3.9)%
Depreciation and amortization	47,573	42	47,615	45,861	38	45,899	(1,716)	(3.7)%
Total operating expenses	148,845	9,552	158,397	144,500	9,753	154,253	(4,144)	(2.7)%
Operating income	12,848	26,485	39,333	15,717	29,629	45,346	(6,013)	(13.3)%
Intercompany rent revenue (expense)	20,185	(20,185)	—	23,461	(23,461)	—	—	—%
Other income (expense):
Interest income	992	154	1,146	6,871	89	6,960	(5,814)	(83.5)%
Interest expense	(25,189)	—	(25,189)	(27,408)	—	(27,408)	2,219	8.1%
Interest expense associated with property in receivership	—	—	—	(1,922)	—	(1,922)	1,922	100.0%
Gain on disposition of property	—	—	—	1,262	—	1,262	(1,262)	(100.0)%
Income before income taxes	8,836	6,454	15,290	17,981	6,257	24,238	(8,948)	(36.9)%
Income tax expense	(317)	(1,328)	(1,645)	(216)	(1,226)	(1,442)	(203)	(14.1)%
Net income	8,519	5,126	13,645	17,765	5,031	22,796	(9,151)	(40.1)%
Private perpetual preferred unit distributions	(1,050)	—	(1,050)	(1,050)	—	(1,050)	—	—%
Net income attributable to common unitholders	$7,469	$5,126	$12,595	$16,715	$5,031	$21,746	$(9,151)	(42.1)%
Real Estate Segment
Rental Revenue
The increase in rental revenue during the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was primarily attributable to the acquisitions during 2024 and 2025 and higher tenant reimbursement income.
Property Operating Expenses
The increase in property operating expenses during the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was primarily due to higher repair and maintenance costs and by the increase from acquisitions during 2024 and 2025.
Real Estate Taxes
The increase in real estate taxes during the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was primarily due to higher tax rates and property valuations and by the increase from acquisitions during 2024 and 2025.

Interest Income
The decrease in interest income during the three months ended September 30, 2025 was primarily attributable to a decrease in cash and cash equivalents due to unlevered property acquisitions during 2024 and 2025, the paydown of the $120.0 million revolving credit facility and the $100.0 million Series A senior unsecured notes in March 2025.
Observatory Segment
Observatory Revenue
Observatory revenues were lower due to lower visitation during the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily due to lower levels of international tourism in 2025 as compared to 2024.
Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024

	Nine Months Ended September 30,
	2025			2024			Change	%
(amounts in thousands)	Real Estate Segment	Observatory Segment	Total	Real Estate Segment	Observatory Segment	Total
Revenues:
Rental revenue	$466,492	$—	$466,492	$459,469	$—	$459,469	$7,023	1.5%
Observatory revenue	—	93,097	93,097	—	98,102	98,102	(5,005)	(5.1)%
Lease termination fees	464	—	464	4,771	—	4,771	(4,307)	(90.3)%
Third-party management and other fees	1,243	—	1,243	912	—	912	331	36.3%
Other revenues and fees	7,750	—	7,750	7,067	—	7,067	683	9.7%
Total revenues	475,949	93,097	569,046	472,219	98,102	570,321	(1,275)	(0.2)%
Operating expenses:
Property operating expenses	136,897	—	136,897	132,530	—	132,530	(4,367)	(3.3)%
Ground rent expenses	6,994	—	6,994	6,994	—	6,994	—	—%
General and administrative expenses	54,368	—	54,368	52,364	—	52,364	(2,004)	(3.8)%
Observatory expenses	—	27,450	27,450	—	27,104	27,104	(346)	(1.3)%
Real estate taxes	98,898	—	98,898	96,106	—	96,106	(2,792)	(2.9)%
Depreciation and amortization	144,068	128	144,196	139,346	107	139,453	(4,743)	(3.4)%
Total operating expenses	441,225	27,578	468,803	427,340	27,211	454,551	(14,252)	(3.1)%
Operating income	34,724	65,519	100,243	44,879	70,891	115,770	(15,527)	(13.4)%
Intercompany rent revenue (expense)	56,011	(56,011)	—	60,508	(60,508)	—	—	—%
Other income (expense):
Interest income	6,420	379	6,799	16,022	208	16,230	(9,431)	(58.1)%
Interest expense	(77,253)	—	(77,253)	(77,859)	—	(77,859)	606	0.8%
Interest expense associated with property in receivership	(647)	—	(647)	(2,550)	—	(2,550)	1,903	74.6%
Loss on early extinguishment of debt	—	—	—	(553)	—	(553)	553	100.0%
Gain on disposition of property	13,170	—	13,170	12,065	—	12,065	1,105	9.2%
Income before income taxes	32,425	9,887	42,312	52,512	10,591	63,103	(20,791)	(32.9)%
Income tax expense	(682)	(822)	(1,504)	(537)	(1,000)	(1,537)	33	2.1%
Net income	31,743	9,065	40,808	51,975	9,591	61,566	(20,758)	(33.7)%
Private perpetual preferred unit distributions	(3,151)	—	(3,151)	(3,151)	—	(3,151)	—	—%
Net income attributable to non-controlling interests in other partnerships	—	—	—	(4)	—	(4)	4	100.0%
Net income attributable to common unitholders	$28,592	$9,065	$37,657	$48,820	$9,591	$58,411	$(20,754)	(35.5)%
Real Estate Segment
Rental Revenue
The increase in rental revenue was primarily attributable to the increase in operating and real estate tax expense escalations during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. New lease commencements in excess of expirations in the current period also drove an increase in the Company's portfolio. These increases were partially offset by the net impact from the disposition made during 2024 and the acquisitions made during 2024 and 2025.

Property Operating Expenses
The increase in property operating expenses was primarily due to higher repair and maintenance costs and cleaning-related payroll costs during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This was partially offset by the net impact from the disposition made during 2024 and the acquisitions made during 2024 and 2025.
General and Administrative Expenses
The increase in general and administrative expenses was primarily due to recognition of non-cash stock based compensation expense during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.
Interest Income
The decrease in interest income during the nine months ended September 30, 2025 was primarily attributable to a decrease in cash and cash equivalents due to unlevered property acquisitions during 2024 and 2025, the paydown of the $120.0 million revolving credit facility and the $100.0 million Series A senior unsecured notes in March 2025.
Gain on Disposition of Property
The gain on disposition activity for the nine months ended September 30, 2024 and 2025, represents the derecognition of assets and certain liabilities in connection with the consensual foreclosure of First Stamford Place in Stamford, Connecticut in May 2024, and the subsequent deconsolidation of the mezzanine debt obligation in connection with the completion of the consensual foreclosure in February 2025, respectively. See "Financial Statements - Note 3. Acquisitions and Dispositions" for additional details.
Observatory Segment
Observatory Revenue
Observatory revenues were lower due to lower visitation during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to lower levels of international tourism in 2025 as compared to 2024, in addition to more bad weather days during holiday weekends in the second quarter of 2025 as compared to 2024.
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
At September 30, 2025, we had $154.1 million available in cash and cash equivalents, and $620.0 million available under our unsecured revolving credit facility.
At September 30, 2025, we had approximately $2.1 billion of total consolidated indebtedness outstanding, with a weighted average interest rate of 4.34% and a weighted average maturity of 4.8 years.

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
Financial Covenants
As of September 30, 2025, we were in compliance with the following financial covenants related to our unsecured facilities:

Financial Covenant	Required	September 30, 2025	In Compliance
Maximum total leverage	< 60%	32.1%	Yes
Maximum secured leverage	< 40%	11.7%	Yes
Minimum fixed charge coverage	> 1.50x	3.1x	Yes
Minimum unencumbered interest coverage	> 1.75x	4.9x	Yes
Maximum unsecured leverage	< 60%	25.2%	Yes
Mortgage Debt
As of September 30, 2025, mortgage notes payable, net, amounted to $691.0 million. Our next mortgage debt maturity is for $50.0 million in April 2026.
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
See "Financial Statements - Note 5. Debt" for more information on mortgage debt.
Senior Unsecured Notes
As of September 30, 2025, senior unsecured notes, net, amounted to $1.1 billion. We have no senior unsecured notes maturing until March 2027.
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
Subsequent to quarter end on October 15, 2025, we entered into the Purchase Agreement in connection with a private placement of the

Series L Notes. Under the Purchase Agreement, we will issue and sell $175.0 million aggregate principal amount of the Series L Notes. The sale and purchase of the Series L Notes is scheduled to fund on December 18, 2025, subject to customary closing conditions.
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
Office Properties(1)(2)

	Nine Months Ended September 30,
Total New Leases, Expansions, and Renewals(3)	2025	2024
Number of leases signed(4)	51	82

Total square feet	523,002	921,671
Weighted average annualized cash rent per square foot for new and renewal leases executed during the year	$68.94	$66.69
Weighted average annualized cash rent per square foot for previous leases	62.77	64.58
Percentage of new cash rent over previously escalated rents	9.8%	3.3%

Leasing commission costs per square foot(5)	$24.78	$18.53
Tenant improvement costs per square foot(5)	65.69	58.67
Total leasing commissions and tenant improvement costs per square foot(5)	$90.47	$77.20
Retail Properties(2)(6)

	Nine Months Ended September 30,
Total New Leases, Expansions, and Renewals(3)	2025	2024
Number of leases signed(4)	7	9

Total square feet	27,534	24,240
Weighted average annualized cash rent per square foot for new and renewal leases executed during the year	$183.86	$181.95
Weighted average annualized cash rent per square foot for previous leases	211.21	241.65
Percentage of new cash rent over previously escalated rents	(12.9)%	(24.7)%

Leasing commission costs per square foot(5)	$89.43	$74.29
Tenant improvement costs per square foot(5)	75.97	35.87
Total leasing commissions and tenant improvement costs per square foot(5)	$165.40	$110.16
_______________
(1)Excludes an aggregate of 475,442 and 475,744 rentable square feet of retail space in our Manhattan office properties in 2025 and 2024, respectively.
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
(6)Includes an aggregate of 475,442 and 475,744 rentable square feet of retail space in our Manhattan office properties in 2025 and 2024, respectively.

(amounts in thousands)	Nine Months Ended September 30,
Total Commercial Portfolio	2025	2024
Capital expenditures (1)	$47,413	$48,878
_______________
(1)Includes all capital expenditures, excluding tenant improvements and leasing commission costs.
As of September 30, 2025, we expect to incur additional costs relating to obligations under existing lease agreements of approximately $96.8 million for tenant improvements and leasing commissions. We intend to fund the tenant improvements and leasing commission costs through a combination of operating cash flow, cash on hand and other borrowings.
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
Distribution to Equity Holders
Distributions amounting to $32.4 million and $31.8 million have been made to equity holders for the nine months ended September 30, 2025 and 2024, respectively.
Stock and Publicly Traded Operating Partnership Unit Repurchase Program
ESRT's Board of Directors authorized the repurchase of up to $500.0 million of ESRT Class A common stock and our Series ES, Series 250 and Series 60 operating partnership units from January 1, 2024 through December 31, 2025. Under the program, ESRT may purchase ESRT Class A common stock and we may purchase our Series ES, Series 250 and Series 60 operating partnership units in accordance with applicable securities laws from time to time in the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by ESRT and us at our discretion and will be subject to stock price, availability, trading volume, general market conditions, and applicable securities laws. The authorization does not obligate ESRT or us to acquire any particular amount of securities, and the program may be suspended or discontinued at ESRT's and our discretion without prior notice. As of September 30, 2025, ESRT had $497.9 million remaining of the authorized repurchase amount. There were no repurchases of equity securities during the three months ended September 30, 2025. See "Financial Statements - Note 10. Capital."
Cash Flows
Comparison of Nine Months Ended September 30, 2025 to the Nine Months Ended September 30, 2024
Net cash. Cash and cash equivalents and restricted cash were $197.8 million and $469.9 million as of September 30, 2025 and 2024, respectively. The decrease was primarily the result of the following changes in cash flows:
Operating activities. Net cash provided by operating activities increased by $4.3 million to $215.2 million primarily due to changes in working capital.
Investing activities. Net cash used in investing activities decreased by $130.4 million to $188.1 million primarily due to the $31.7 million acquisition of two retail properties on North 6th Street in Williamsburg, Brooklyn in June 2025, compared to the $143.4 million acquisition of a portfolio of retail properties on North 6th Street Williamsburg in September 2024.
Financing activities. Net cash used in financing activities increased by $429.2 million to $258.6 million primarily due to the 2025 repayments of the $120.0 million previously drawn on the revolving credit facility and the $100.0 million Series A senior unsecured notes, compared to the 2024 proceeds from the issuance of $225.0 million Series I-K senior unsecured notes. See "Financial Statements - Note 5. Debt."

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
The following table presents a reconciliation of our net income, the most directly comparable GAAP measure, to NOI:

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2025	2024	2025	2024
	(unaudited)		(unaudited)
Net income	$13,645	$22,796	$40,808	$61,566
Add:
General and administrative expenses	18,743	18,372	54,368	52,364
Depreciation and amortization	47,615	45,899	144,196	139,453
Interest expense	25,189	27,408	77,253	77,859
Interest expense associated with property in receivership	—	1,922	647	2,550
Loss on early extinguishment of debt	—	—	—	553
Income tax expense	1,645	1,442	1,504	1,537
Less:
Gain on disposition of property	—	(1,262)	(13,170)	(12,065)
Third-party management and other fees	(404)	(271)	(1,243)	(912)
Interest income	(1,146)	(6,960)	(6,799)	(16,230)
Net operating income	$105,287	$109,346	$297,564	$306,675

Other Net Operating Income Data
Straight-line rental revenue	$4,688	$2,277	$13,719	$7,238
Net increase in amortization of rental revenue from above-and-below-market leases	$821	$476	$2,459	$1,503
Amortization of acquired below-market ground leases	$1,957	$1,958	$5,873	$5,874

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
The following table presents a reconciliation of our net income, the most directly comparable GAAP measure, to FFO, Modified FFO and Core FFO:

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2025	2024	2025	2024
	(unaudited)		(unaudited)
Net income	$13,645	$22,796	$40,808	$61,566
Non-controlling interests in other partnerships	—	—	—	(4)
Private perpetual preferred unit distributions	(1,050)	(1,050)	(3,151)	(3,151)
Real estate depreciation and amortization	46,741	44,871	141,533	136,126
Gain on disposition of property	—	(1,262)	(13,170)	(12,065)
FFO attributable to common unitholders	59,336	65,355	166,020	182,472
Amortization of below-market ground leases	1,957	1,958	5,873	5,874
Modified FFO attributable to common unitholders	61,293	67,313	171,893	188,346
Interest expense associated with property in receivership	—	1,922	647	2,550
Loss on early extinguishment of debt	—	—	—	553
Core FFO attributable to common unitholders	$61,293	$69,235	$172,540	$191,449

Weighted average Operating Partnership units
Basic	266,963	264,787	266,978	264,675
Diluted	270,357	269,613	269,945	268,608
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
As of September 30, 2025, there were approximately 0.9 million rentable square feet of space in our portfolio available to lease (including leases signed but not yet commenced) representing 10.4% of the net rentable square footage of the properties in our commercial portfolio. In addition, leases representing 2.4% and 6.0% of net rentable square footage of the properties in our commercial portfolio will expire in 2025 and in 2026, respectively. These leases are expected to represent approximately 2.4% and 5.4%, respectively, of our annualized rent for such periods. Our revenues and results of operations can be impacted by expiring leases that are not renewed or re-leased or that are renewed or re-leased at base rental rates equal to, above or below the current average base rental rates. Further, our revenues and results of operations can also be affected by downtime after space is vacated and the costs we incur to re-lease available space, including payment of leasing commissions, redevelopments and build-to-suit remodeling that may not be borne by the tenant.
Observatory Operations
For the nine months ended September 30, 2025, the Observatory hosted 1,705,000 visitors, compared to 1,860,000 visitors for the nine months ended September 30, 2024, a decrease of 8.3%. Observatory revenue for the nine months ended September 30, 2025 was $93.1 million, a 5.1% decrease from $98.1 million for the nine months ended September 30, 2024. Observatory revenues were lower primarily due to lower levels of international visitors in 2025 as compared to 2024.
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
Outlook
We believe the global economy, including the real estate sector, currently navigates an environment of uncertainty around inflation, interest rates, tariffs, economic growth and geopolitical unrest. There have been concerns about the challenges of refinancing existing low interest rate loans at higher rates. Additionally, the risk of slower global economic growth could impact the number of visitors to the Empire State Building Observatory, as well as our pricing power.

Despite this global economic backdrop, we believe that ESRT is in a good competitive position with diversified drivers of income across office, retail, multifamily and the Empire State Building Observatory. ESRT’s New York City-focused portfolio is modernized, amenitized, well-located and energy efficient, with high indoor environmental quality, competitive rental rates and strong leased percentages.
In addition to our diversified portfolio, our business is supported by a well-positioned balance sheet, modest leverage and good access to liquidity as set forth herein. The absence of unaddressed near term debt maturities provides an added degree of security. This provides us optionality in capital allocation decisions.
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
As of September 30, 2025, we have interest rate SOFR swap and cap agreements with an aggregate notional value of $447.5 million and which mature between December 31, 2026 and November 1, 2033. The "variable to fixed" interest rate swaps have been designated as cash flow hedges and are deemed highly effective with fair values in an asset position of $3.1 million, which is included in prepaid expenses and other assets, and in a liability position amounted to $0.1 million, which is included in accounts payable and accrued expenses on the condensed consolidated balance sheet as of September 30, 2025.
As of September 30, 2025, the weighted average interest rate on the $2.1 billion of fixed-rate indebtedness outstanding was 4.34% per annum, each with maturities at various dates through March 17, 2035.
As of September 30, 2025, the fair value of our outstanding debt was approximately $2.0 billion, which was approximately $0.1 billion less than the book value as of such date. Interest risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure.
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
As of September 30, 2025, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of ESRT management, including ESRT's Chief Executive Officer and its Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures at the end of the period covered by this report. Based on the foregoing, ESRT's Chief Executive Officer and its Chief Financial Officer concluded, as of that time, that our disclosure controls were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including ESRT's Chief Executive Officer and its Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See “Financial Statements – Note 9. Commitments and Contingencies” for a description of legal proceedings.

ITEM 1A. RISK FACTORS
As of September 30, 2025, there have been no material changes to the risk factors. See the section entitled "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2024, and any additional factors that may be contained in any filing we make with the SEC.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.
Recent Purchases of Equity Securities
Stock and Publicly Traded Operating Partnership Unit Repurchase Program
Our Board of Directors authorized the repurchase of up to $500.0 million of our Class A common stock and the Operating Partnership’s Series ES, Series 250 and Series 60 operating partnership units from January 1, 2024 through December 31, 2025. Under the program, we may purchase our Class A common stock and the Operating Partnership’s Series ES, Series 250 and Series 60 operating partnership units in accordance with applicable securities laws from time to time in the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by us at our discretion and will be subject to stock price, availability, trading volume, general market conditions, and applicable securities laws. The authorization does not obligate us to acquire any particular amount of securities, and the program may be suspended or discontinued at our discretion without prior notice. As of September 30, 2025, ESRT had $497.9 million remaining of the authorized repurchase amount.
There were no repurchases of equity securities during the three months ended September 30, 2025 under the repurchase program described above.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
(a) None.
(b) None.
(c) During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1
Transition Agreement, dated September 19, 2025, by and between Empire State Realty OP, L.P. and Thomas P. Durels (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed September 22, 2025).

10.2
Note Purchase Agreement, dated October 15, 2025, among Empire State Realty OP, L.P., Empire State Realty Trust, Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed October 16, 2025).

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
EMPIRE STATE REALTY OP, L.P.
By: Empire State Realty Trust, Inc., its general partner

Date:	November 5, 2025	By: /s/ Stephen V. Horn
Stephen V. Horn
Executive Vice President, Chief Financial Officer & Chief Accounting Officer
(Principal Financial and Accounting Officer)