Form 10-Q
period 2026-03-31
Empire State Realty OP, L.P.
filed 2026-05-07
CIK 1553079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2026

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒
As of May 5, 2026, there were 16,293,507 units of the Registrant Series ES operating partnership units outstanding, 4,169,089 units of the Series 60 operating partnership units outstanding, and 2,173,501 units of the Series 250 operating partnership units outstanding.

ITEM 1. FINANCIAL STATEMENTS
Empire State Realty OP, L.P.
Consolidated Balance Sheets

(amounts in thousands, except per unit amounts)	March 31, 2026	December 31, 2025
ASSETS	(unaudited)
Real estate properties, at cost:
Land	$465,266	$458,662
Development costs	8,187	8,187
Building and improvements	3,793,967	3,739,058
	4,267,420	4,205,907
Less: accumulated depreciation	(1,400,827)	(1,366,829)
Real estate properties, net	2,866,593	2,839,078
Cash and cash equivalents	68,820	132,657
Restricted cash	37,326	33,854
Tenant and other receivables	23,667	22,063
Deferred rent receivables	261,275	255,270
Prepaid expenses and other assets	62,849	93,355
Deferred costs, net	262,212	267,682
Acquired below-market ground leases, net	303,621	305,579
Right of use assets	27,882	27,944
Goodwill	491,479	491,479
Total assets	$4,405,724	$4,468,961
LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable, net	$621,392	$619,269
Senior unsecured notes, net	1,270,909	1,270,668
Unsecured term loan facilities, net	336,972	336,794
Unsecured revolving credit facility	90,000	145,000
Accounts payable and accrued expenses	111,918	120,150
Acquired below-market leases, net	37,948	39,767
Ground lease liabilities	27,882	27,944
Deferred revenue and other liabilities	57,601	59,901
Tenants’ security deposits	26,964	27,276
Total liabilities	2,581,586	2,646,769
Commitments and contingencies
Capital:
Private perpetual preferred units:
Series 2019 Private perpetual preferred units, $13.52 liquidation preference, 4,664 issued and outstanding in 2026 and 2025	21,936	21,936
Series 2014 Private perpetual preferred units, $16.62 liquidation preference, 1,560 issued and outstanding in 2026 and 2025	8,004	8,004
Series PR operating partnership units:
ESRT partner's capital (2,830 and 2,777 general partner operating partnership units and 169,229 and 167,717 limited partner operating partnership units outstanding in 2026 and 2025, respectively)	1,064,195	1,060,002
Limited partners' interests (88,058 and 83,927 limited partner operating partnership units outstanding in 2026 and 2025, respectively)	719,370	721,183
Series ES operating partnership units (16,469 and 16,786 limited partner operating partnership units outstanding in 2026 and 2025, respectively)	7,900	8,234
Series 60 operating partnership units (4,238 and 4,296 limited partner operating partnership units outstanding in 2026 and 2025, respectively)	1,721	1,790
Series 250 operating partnership units (2,206 and 2,216 limited partner operating partnership units outstanding in 2026 and 2025, respectively)	1,012	1,043
Total Empire State Realty OP, L.P.'s capital	1,824,138	1,822,192
Total liabilities and capital	$4,405,724	$4,468,961
The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty OP, L.P.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
(amounts in thousands, except per unit amounts)	2026	2025
Revenues:
Rental revenue	$166,105	$154,542
Observatory revenue	18,510	23,161
Lease termination fees	1,356	—
Third-party management and other fees	277	431
Other revenue and fees	4,077	1,932
Total revenues	190,325	180,066
Operating expenses:
Property operating expenses	47,744	45,060
Ground rent expenses	2,331	2,331
General and administrative expenses	18,093	16,940
Observatory expenses	7,868	8,118
Real estate taxes	34,613	33,050
Depreciation and amortization	50,219	48,779
Total operating expenses	160,868	154,278
Total operating income	29,457	25,788
Other income (expense):
Interest income	613	3,786
Interest expense	(28,137)	(26,938)
Interest expense associated with property in receivership	—	(647)
Gain on disposition of property	—	13,170
Income before income taxes	1,933	15,159
Income tax benefit	1,062	619
Net income	2,995	15,778
Private perpetual preferred unit distributions	(1,050)	(1,050)
Net income attributable to common unitholders	$1,945	$14,728

Total weighted average units:
Basic	268,792	267,073
Diluted	269,348	269,529

Earnings per unit attributable to common unitholders:
Basic	$0.01	$0.06
Diluted	$0.01	$0.05

Dividends per unit	$0.035	$0.035

The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty OP, L.P.
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended March 31,
(amounts in thousands)	2026	2025
Net income	$2,995	$15,778
Other comprehensive income (loss):
Unrealized gain (loss) on valuation of interest rate swap agreements	4,403	(4,116)
Amount reclassified into interest expense	78	(1,049)
Other comprehensive income (loss)	4,481	(5,165)
Comprehensive income attributable to OP unitholders	$7,476	$10,613

The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty OP, L.P.
Consolidated Statements of Capital
For The Three Months Ended March 31, 2026 and 2025
(unaudited)

			Series PR Operating Partnership Units				Series ES Operating Partnership Units Limited Partners		Series 60 Operating Partnership Units Limited Partners		Series 250 Operating Partnership Units Limited Partners
			General Partner		Limited Partners
(amounts in thousands)	Private Perpetual Preferred Units	Private Perpetual Preferred Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Non-controlling Interest in Other Partnerships	Total Capital
Balance at December 31, 2025	6,224	$29,940	170,495	$1,060,002	83,927	$721,183	16,786	$8,234	4,296	$1,790	2,216	$1,043	$—	$1,822,192
Conversion of operating partnership units to ESRT Partner's Capital	—	—	1,060	5,989	(675)	(5,804)	(317)	(156)	(58)	(24)	(10)	(5)	—	—
Repurchases of common units	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Equity compensation	—	—	504	146	4,806	5,016	—	—	—	—	—	—	—	5,162
Distributions	—	(1,050)	—	(6,022)	—	(2,818)	—	(577)	—	(148)	—	(77)	—	(10,692)
Net income	—	1,050	—	1,235	—	543	—	121	—	31	—	15	—	2,995
Other comprehensive income	—	—	—	2,845	—	1,250	—	278	—	72	—	36	—	4,481
Balance at March 31, 2026	6,224	$29,940	172,059	$1,064,195	88,058	$719,370	16,469	$7,900	4,238	$1,721	2,206	$1,012	$—	$1,824,138

			Series PR Operating Partnership Units				Series ES Operating Partnership Units Limited Partners		Series 60 Operating Partnership Units Limited Partners		Series 250 Operating Partnership Units Limited Partners
			General Partner		Limited Partners
(amounts in thousands)	Private Perpetual Preferred Units	Private Perpetual Preferred Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Non-controlling Interest in Other Partnerships	Total Capital
Balance at December 31, 2024	6,224	$29,940	167,383	$1,030,696	81,605	$711,904	18,181	$7,126	4,589	$1,436	2,393	$860	$—	$1,781,962
Conversion of operating partnership units to ESRT Partner's Capital	—	—	533	1,585	(166)	(1,445)	(312)	(122)	(27)	(8)	(28)	(10)	—	—
Repurchases of common units	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Equity compensation	—	—	154	(327)	4,427	4,410	—	—	—	—	—	—	—	4,083
Distributions	—	(1,050)	—	(5,880)	—	(2,982)	—	(628)	—	(160)	—	(83)	—	(10,783)
Net income	—	1,050	—	9,220	—	4,139	—	987	—	250	—	132	—	15,778
Other comprehensive loss	—	—	—	(3,234)	—	(1,451)	—	(346)	—	(88)	—	(46)	—	(5,165)
Balance at March 31, 2025	6,224	$29,940	168,070	$1,032,060	85,866	$714,575	17,869	$7,017	4,562	$1,430	2,365	$853	$—	$1,785,875

The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty OP, L.P.
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
(amounts in thousands)	2026	2025
Cash Flows From Operating Activities
Net income	$2,995	$15,778
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,219	48,779
Gain on disposition of property	—	(13,170)
Amortization of non-cash items within interest expense	2,304	2,175
Settlement of interest rate hedge contracts	1,104	—
Amortization of acquired above- and below-market leases, net	(670)	(798)
Amortization of acquired below-market ground leases	1,958	1,958
Straight-lining of rental revenue	(7,209)	(5,283)
Equity based compensation	5,872	4,980
Increase (decrease) in cash flows due to changes in operating assets and liabilities:
Security deposits	(313)	2,136
Tenant and other receivables	(1,604)	2,356
Deferred costs	(8,573)	(7,812)
Prepaid expenses and other assets	33,312	31,809
Accounts payable and accrued expenses	(9,390)	250
Deferred revenue and other liabilities	(1,095)	(12)
Net cash provided by operating activities	68,910	83,146
Cash Flows From Investing Activities
Additions to building and improvements	(18,186)	(42,063)
Acquisition of real estate property	(46,479)	—
Net cash used in investing activities	(64,665)	(42,063)
Cash Flows From Financing Activities
Repayment of unsecured senior notes	—	(100,000)
Proceeds from unsecured revolving credit facility	15,000	—
Repayment of unsecured revolving credit facility	(70,000)	(120,000)
Proceeds from mortgage notes payable	53,500	—
Repayment of mortgage notes payable	(50,961)	(889)
Deferred financing costs	(736)	(404)
Taxes paid on withholding shares	(710)	(897)
Private perpetual preferred unit distributions	(1,050)	(1,050)
Distributions	(9,653)	(9,733)
Net cash used in financing activities	(64,610)	(232,973)
Net decrease in cash and cash equivalents and restricted cash	(60,365)	(191,890)
Cash and cash equivalents and restricted cash—beginning of period	166,511	429,302
Cash and cash equivalents and restricted cash—end of period	$106,146	$237,412

The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty OP, L.P.
Consolidated Statements of Cash Flows (continued)
(unaudited)

	Three Months Ended March 31,
(amounts in thousands)	2026	2025
Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$132,657	$385,465
Restricted cash at beginning of period	33,854	43,837
Cash and cash equivalents and restricted cash at beginning of period	$166,511	$429,302

Cash and cash equivalents at end of period	$68,820	$187,823
Restricted cash at end of period	37,326	49,589
Cash and cash equivalents and restricted cash at end of period	$106,146	$237,412

Supplemental disclosures of cash flow information:
Cash paid for interest	$19,074	$20,357
Cash paid for income taxes	$281	$1,220

Non-cash investing and financing activities:
Building and improvements included in accounts payable and accrued expenses	$56,596	$79,042
Write-off of fully depreciated assets	8,902	9,270
Write-off of fully amortized deferred costs	8,703	—
Write-off of fully amortized acquired below-market leases	17,737	—
Interest capitalized in building and improvements	916	—
Derivative instruments at fair values included in prepaid expenses and other assets	6,378	7,035
Contract asset	—	(171,003)
Debt associated with property in receivership	—	177,667
Accrued interest associated with property in receivership	—	6,080
Conversion of operating partnership units to ESRT partner's capital	5,989	1,585

The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty OP, L.P.
Notes to Consolidated Financial Statements
(unaudited)
1. Description of Business and Organization
As used in these consolidated financial statements, unless the context otherwise requires, “we,” “us,” “our,” and the “Company,” mean Empire State Realty OP, L.P. and its consolidated subsidiaries.
Empire State Realty OP, L.P. (the "Operating Partnership") is the entity through which Empire State Realty Trust, Inc. (NYSE: ESRT) conducts all of its business and owns (either directly or through subsidiaries) substantially all of its assets. ESRT is a NYC-focused real estate investment trust ("REIT") that owns and operates a portfolio of well-leased, top of tier, modernized, amenitized, and well-located office, retail, and multifamily assets. ESRT’s flagship Empire State Building, the “World's Most Famous Building,” features its iconic Observatory. The Company is a recognized leader in energy efficiency and indoor environmental quality.
As of March 31, 2026, our portfolio was comprised of approximately 8.0 million rentable square feet of office space, 0.8 million rentable square feet of retail space and 743 residential units, which are located in New York City. Our office portfolio included 10 properties (including three long-term ground leasehold interests), all of which are located in Manhattan. Additionally, we have entitled land in Stamford, Connecticut that can support the development of either office or residential per local zoning.
We were organized as a Delaware limited partnership on November 28, 2011 and commenced operations upon completion of the initial public offering of ESRT’s Class A common stock and related formation transactions on October 7, 2013 (the "Offering"). ESRT's Class A common stock, par value $0.01 per share, is listed on the New York Stock Exchange under the symbol "ESRT." ESRT, as the sole general partner in our Company, has responsibility and discretion in the management and control of our Company, and our limited partners, in such capacity, have no authority to transact business for, or participate in the management activities, of our Company. As of March 31, 2026, ESRT owned approximately 60.8% of our operating partnership units.
2. Summary of Significant Accounting Policies
There have been no material changes to the summary of significant accounting policies included in the "Summary of Significant Accounting Policies" section in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”).
Basis of Quarterly Presentation and Principles of Consolidation
The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"), for interim financial information, and with the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, certain information and footnote disclosures required by GAAP for complete financial statements have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, all adjustments and eliminations (including intercompany balances and transactions), consisting of normal recurring adjustments, considered necessary for the fair presentation of the financial statements have been included.
The results of operations for the periods presented are not necessarily indicative of the results that may be expected for the corresponding full years. These financial statements should be read in conjunction with the financial statements and accompanying notes included in the financial statements for the year ended December 31, 2025 contained in our Annual Report. Our Observatory business is subject to tourism trends and the weather, and therefore does experience some seasonality. For the year ended December 31, 2025, approximately 18% of our annual Observatory revenue was realized in the first quarter, 26% was realized in the second quarter, 28% was realized in the third quarter, and 28% was realized in the fourth quarter. Our multifamily business experiences some seasonality based on general market trends in New York City – the winter months (November through January) are slower in terms of lease activity. We seek to mitigate this by staggering lease terms such that lease expirations are matched with seasonal demand. We do not consider the balance of our business to be subject to material seasonal fluctuations.

We consolidate entities in which we have a controlling financial interest. In determining whether we have a controlling financial interest in a partially owned entity and the requirement to consolidate the accounts of that entity, we consider factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partners/members. For variable interest entities ("VIE"), we consolidate the entity if we are deemed to have a variable interest in the entity and through that interest we are deemed the primary beneficiary. The primary beneficiary of a VIE is the entity that has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. The primary beneficiary is required to consolidate the VIE. As of March 31, 2026, we had a variable interest in and are deemed to be the primary beneficiary of the intermediary entity that holds title to 130 Mercer Street acquired in December 2025, and as a result is consolidated in the financial statements of the Operating Partnership.
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
Accounting Estimates
The preparation of the consolidated financial statements in accordance with GAAP requires management to use estimates and assumptions that in certain circumstances affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Significant items subject to such estimates and assumptions include allocation of the purchase price of acquired real estate properties among tangible and intangible assets, determination of the useful life of real estate properties and other long-lived assets, valuation and impairment analysis of real estate properties, goodwill, right-of-use assets and other long-lived and indefinite-lived assets, estimate of tenant expense reimbursements, valuation of the allowance for doubtful accounts, and valuation of derivative instruments, ground lease liabilities, senior unsecured notes, mortgage notes payable, unsecured revolving credit and term loan facilities, and equity-based compensation. These estimates are prepared using management’s best judgment, after considering past, current, and expected events and economic conditions. Actual results could differ from those estimates.
3. Acquisitions and Dispositions
Property Acquisitions
In March 2026, we closed on the acquisition of a retail property on North 6th Street in Williamsburg, Brooklyn for a purchase price of $46.0 million.
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

The following table summarizes the purchase price allocations of these acquisitions (amounts in thousands):

				Intangibles
Property	Date Acquired	Land	Building and Improvements	Assets	Liabilities	Total
North 6th Street Collection(1)	3/27/2026	$6,604	$39,875	$—	$—	$46,479
130 Mercer(2)	12/17/2025	66,309	247,994	91,207	(25,180)	380,330
North 6th Street Collection(3)	6/30/2025	11,243	20,458	—	—	31,701
(1) Includes approximately 22,000 square feet of retail space on North 6th Street in Williamsburg, which is newly constructed. Includes capitalized transaction costs and closing credits amounting to $0.5 million.
(2) Includes approximately 396,000 square feet of space, comprised of 368,000 square feet of office space and 28,000 square feet of retail space. Includes capitalized transaction costs and closing credits amounting to $(5.7) million.
(3) Includes two retail properties with eleven residential units on North 6th Street in Williamsburg, Brooklyn. Includes capitalized transaction costs of $0.7 million.

Property Dispositions
The following table summarizes properties disposed of during the three and twelve months ended March 31, 2026 and December 31, 2025, respectively (amounts in thousands):

Property	Date of Disposal	Sales Price	Gain on Disposition
Metro Center, Stamford, Connecticut(1)	12/22/2025	$64,000	$21,848
(1) In connection with the sale of Metro Center, we repaid the related $71.6 million mortgage.
On February 5, 2025, the consensual foreclosure of First Stamford Place that commenced in 2024 was completed and we were released of the senior mortgage obligation and derecognized the related contract asset. In connection with the completion of the consensual foreclosure we concluded that we are no longer the primary beneficiary of the entity that holds the First Stamford Place mezzanine debt obligation as we no longer have the power to direct the activities that most significantly impact the VIE's economic performance, nor the right to receive the benefits from the VIE. As a result, the entity was deconsolidated during the three months ended March 31, 2025 and we recognized a gain of $13.2 million from the mezzanine debt obligation. The gain is included as a component of gain on disposition of property in the accompanying consolidated statement of operations.
4. Deferred Costs, Acquired Lease Intangibles and Goodwill
Deferred costs, net, consisted of the following:

(amounts in thousands)	March 31, 2026	December 31, 2025
Deferred leasing costs	$228,410	$227,722
Acquired in-place lease value, acquired deferred leasing costs and deferred acquisition costs	184,780	190,570
Acquired above-market leases	57,479	57,569
Total deferred costs, excluding deferred financing costs	470,669	475,861
Less: accumulated amortization	(214,682)	(214,917)
Total deferred costs, net, excluding net deferred financing costs	255,987	260,944
Deferred financing costs, net, of accumulated amortization of $10,429 and $9,900, respectively (See Note 5)	6,225	6,738
Total deferred costs, net	$262,212	$267,682

Acquired below-market ground leases, net, consisted of the following:

(amounts in thousands)	March 31, 2026	December 31, 2025
Acquired below-market ground leases	$396,916	$396,916
Less: accumulated amortization	(93,295)	(91,337)
Acquired below-market ground leases, net	$303,621	$305,579
Acquired below-market leases, net, consisted of the following:

(amounts in thousands)	March 31, 2026	December 31, 2025
Acquired below-market leases	$(63,802)	$(81,539)
Less: accumulated amortization	25,854	41,772
Acquired below-market leases, net	$(37,948)	$(39,767)
The total amortization related to deferred costs and acquired lease intangibles consisted of the following:

	Three Months Ended March 31,
(amounts in thousands)	2026	2025
Rental revenue:
Amortization of below-market leases, net of above-market leases	$670	$798
Depreciation and amortization:
Amortization of deferred leasing costs and acquired deferred leasing costs	4,920	5,369
Amortization related to acquired in-place lease value	2,399	1,408
As of March 31, 2026 and December 31, 2025, we had goodwill of $491.5 million. Goodwill was allocated $227.5 million to the Observatory reportable segment and $264.0 million to the real estate reportable segment.
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

5. Debt
Debt consisted of the following:

	Principal Balance		As of March 31, 2026
(amounts in thousands)	March 31, 2026	December 31, 2025	Stated Rate	Effective Rate(1)	Maturity Date(2)
Fixed rate mortgage debt:
1542 Third Avenue	$30,000	$30,000	4.29%	4.53%	5/1/2027
1010 Third Avenue and 77 West 55th Street	32,860	33,102	4.01%	4.21%	1/5/2028
250 West 57th Street	180,000	180,000	2.83%	3.21%	12/1/2030
1333 Broadway	160,000	160,000	4.21%	4.29%	2/5/2033
10 Union Square East(3)	53,500	50,000	5.33%	5.59%	4/1/2036
345 East 94th Street - Series A	43,600	43,600	70% of SOFR plus 0.95%	3.56%	11/1/2030
345 East 94th Street - Series B	5,496	5,704	SOFR plus 2.24%	3.56%	11/1/2030
561 10th Avenue - Series A	114,500	114,500	70% of SOFR plus 1.07%	3.85%	11/1/2033
561 10th Avenue - Series B	11,594	12,105	SOFR plus 2.45%	3.85%	11/1/2033
Total mortgage debt	631,550	629,011
Senior unsecured notes:(4)
Series B	125,000	125,000	4.09%	4.12%	3/27/2027
Series C	125,000	125,000	4.18%	4.21%	3/27/2030
Series D	115,000	115,000	4.08%	4.11%	1/22/2028
Series E	160,000	160,000	4.26%	4.27%	3/22/2030
Series F	175,000	175,000	4.44%	4.45%	3/22/2033
Series G	100,000	100,000	3.61%	4.89%	3/17/2032
Series H	75,000	75,000	3.73%	5.00%	3/17/2035
Series I	155,000	155,000	7.20%	7.39%	6/17/2029
Series J	45,000	45,000	7.32%	7.46%	6/17/2031
Series K	25,000	25,000	7.41%	7.52%	6/17/2034
Series L	175,000	175,000	5.47%	5.70%	1/7/2031
Unsecured term loan facility (4)	245,000	245,000	SOFR plus 1.60%	4.56%	1/15/2031
Unsecured term loan facility (4)	95,000	95,000	SOFR plus 1.60%	5.26%	3/8/2029
Unsecured revolving credit facility (4)	90,000	145,000	SOFR plus 1.40%	5.01%	3/8/2029
Total principal	2,336,550	2,389,011
Deferred financing costs, net	(12,070)	(11,878)
Unamortized debt discount	(5,207)	(5,402)
Total	$2,319,273	$2,371,731
______________
(1)The effective rate is the yield as of March 31, 2026 and includes the stated interest rate, deferred financing cost amortization and interest associated with variable to fixed interest rate swap agreements as of March 31, 2026.
(2)Maturity dates presented are inclusive of extension options. Pre-payment is generally allowed for each loan upon payment of a customary pre-payment penalty.
(3)Without the effect of the treasury locks executed in connection with the refinancing of the mortgage, the stated rate is 5.59%.
(4)At March 31, 2026, we were in compliance with all debt covenants.

Principal Payments
Aggregate required principal payments at March 31, 2026 are as follows (amounts in thousands):

Year	Amortization	Maturities	Total
2026	$2,997	$—	$2,997
2027	4,276	155,000	159,276
2028	3,555	146,091	149,646
2029	3,890	340,000	343,890
2030	4,511	508,600	513,111
Thereafter	10,123	1,157,507	1,167,630
Total	$29,352	$2,307,198	$2,336,550
Deferred Financing Costs
Deferred financing costs, net, consisted of the following:

(amounts in thousands)	March 31, 2026	December 31, 2025
Deferred financing costs, included as a component of net debt	$16,778	$17,207
Deferred financing costs, included as a component of net deferred costs (See Note 4)	16,654	16,638
Total deferred financing costs	$33,432	$33,845
Less: accumulated amortization	(15,137)	(15,228)
Total deferred financing costs, net	$18,295	$18,617
The total amortization expense related to deferred financing costs consisted of the following:

	Three Months Ended March 31,
(amounts in thousands)	2026	2025
Amortization of deferred financing costs	$1,262	$1,094
Unsecured Revolving Credit and Term Loan Facilities
On November 14, 2025, we entered into an amended and restated credit agreement with Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto, that amends and restates the credit agreement dated March 19, 2020, which governs our senior unsecured term loan credit facility (the “Wells Term Loan Facility”). The Wells Term Loan Facility is comprised of a senior unsecured term loan credit facility and matures on January 15, 2031, inclusive of two twelve-month extensions. The initial interest rate on the Wells Term Loan Facility, which may change based on our leverage levels, is SOFR plus 150 basis points. We may request the Wells Term Loan Facility be increased through one or more increases or the addition of new pari passu term loan tranches, for a maximum aggregate principal amount not to exceed $310.0 million. As of March 31, 2026, our borrowings amounted to $245.0 million under the Wells Term Loan Facility.
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
The Revolving Credit Facility matures on March 8, 2029, inclusive of two six-month extension periods. The BofA Term Loan Facility matures on March 8, 2029, inclusive of two twelve-month extension periods. Initial interest rates on the

BofA Credit Facilities, which may change based on our leverage levels, are SOFR plus a benchmark adjustment of 10 basis points ("adjusted SOFR") plus 130 basis points for any drawn portion of the Revolving Credit Facility and adjusted SOFR plus 150 basis points for the BofA Term Loan Facility. In addition, the BofA Credit Facilities have a sustainability-linked pricing mechanism that reduces the borrowing spread if certain benchmarks are achieved each year. During the first quarter of 2026, we repaid $70.0 million of our previously drawn borrowings and drew $15.0 million on the Revolving Credit Facility. As of March 31, 2026, we had $90.0 million borrowings under the Revolving Credit Facility and $95.0 million under the BofA Term Loan Facility.
The terms of both the BofA Credit Facilities and the Wells Term Loan Facility include customary covenants, including limitations on liens, investment, distributions, debt, fundamental changes, and transactions with affiliates and require certain customary financial reports. Both facilities also require compliance with financial ratios including a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a minimum unencumbered interest coverage ratio, and a maximum unsecured leverage ratio. The agreements governing both facilities also contain customary events of default (subject in certain cases to specified cure periods), including but not limited to non-payment, breach of covenants, representations or warranties, cross defaults, bankruptcy or other insolvency events, judgments, ERISA events, invalidity of loan documents, loss of REIT qualification, and occurrence of a change of control. As of March 31, 2026, we were in compliance with these covenants.
Mortgage Debt
On March 31, 2026, we closed on a $53.5 million mortgage loan at 10 Union Square East. The 10-year interest-only loan has a fixed rate of 5.33%, which includes the effect of treasury locks executed in connection with the refinancing of the $50.0 million loan that matured on April 1, 2026. As of March 31, 2026, total mortgage notes payable, net, amounted to $621.4 million. The first maturity is in May 2027.
Senior Unsecured Notes
Subsequent to quarter-end on April 15, 2026, we entered into a Note Purchase Agreement with the purchasers (the "Purchase Agreement") in connection with a private placement of $130.0 million aggregate principal amount of 5.99% Series M Senior Notes due July 15, 2032 (the "Series M Notes"). The sale and purchase of the Series M Notes is scheduled to fund on July 15, 2026, subject to customary closing conditions. The issue price for the Series M Notes is 100% of the aggregate principal amount thereof. Pursuant to the terms of the Purchase Agreement, we may repay all or a portion of the Series M Notes upon notice to the holders at a price equal to 100% of the principal amount so prepaid plus a make-whole premium as set forth in the Purchase Agreement. The Purchase Agreement contains customary covenants and customary events of default similar to those in our existing senior unsecured notes.
The terms of our senior unsecured notes include customary covenants, including limitations on liens, investment, distributions, debt, fundamental changes, and transactions with affiliates and require certain customary financial reports. The terms also require compliance with financial ratios including a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a minimum unencumbered interest coverage ratio, and a maximum unsecured leverage ratio. The agreements also contain customary events of default (subject in certain cases to specified cure periods), including but not limited to non-payment, breach of covenants, representations or warranties, cross defaults, bankruptcy or other insolvency events, judgments, ERISA events, the occurrence of certain change of control transactions and loss of REIT qualification. As of March 31, 2026, we were in compliance with these covenants.
6. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

(amounts in thousands)	March 31, 2026	December 31, 2025
Capital expenditures included in accounts payable and accrued expenses	$56,596	$51,452
Accounts payable and accrued expenses	44,480	64,491
Interest rate swap agreements liability	—	31
Accrued interest payable	10,842	4,176
Total accounts payable and accrued expenses	$111,918	$120,150

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
We have agreements with our derivative counterparties that contain a provision where if we either default or are capable of being declared in default on any of our indebtedness, then we could also be declared in default on our derivative obligations. If we had breached any of these provisions, we could have been required to settle our obligations that were in a net liability position under the agreements at their termination value. As of March 31, 2026, we did not have derivatives in a net liability position.
As of March 31, 2026 and December 31, 2025, we had interest rate swaps and caps with an aggregate notional value of $566.5 million and $567.0 million, respectively. The notional value does not represent exposure to credit, interest rate or market risks. These interest rate swaps have been designated as cash flow hedges and hedge the variability in future cash flows associated with our existing variable-rate term loan facilities. Interest rate caps not designated as hedges are not speculative and are used to manage our exposure to interest rate movements, but do not meet the strict hedge accounting requirements.
As of March 31, 2026 and 2025, our cash flow hedges are deemed highly effective. A net unrealized gain (loss) of $4.5 million and $(5.2) million for the three months ended March 31, 2026 and 2025, respectively, relating to both active and terminated hedges of interest rate risk, are reflected in the consolidated statements of comprehensive income (loss). Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the debt. We estimate that $42.7 thousand net gain of the current balance held in accumulated other comprehensive income (loss) will be reclassified into interest expense within the next 12 months. Cash payments and receipts related to our cash flow hedges are classified as operating activities and are included within our disclosure of cash paid for interest on our consolidated statements of cash flows, consistent with the classification of the hedged interest payments.
In February 2026, we entered into treasury locks, designated as cash flow hedges, in the aggregate notional amount of $50.0 million to manage exposure to fluctuations in interest rates in anticipation of the refinancing of the 10 Union Square East mortgage loan. In March 2026, concurrent with the issuance of the new 10 Union Square East mortgage loan (see Note 5), the Company settled its treasury locks, resulting in a $1.1 million cash inflow reported in cash flows from operating activities. The $1.1 million gain was recorded in accumulated other comprehensive income (loss) and will be amortized into earnings over the term of the 10 Union Square East mortgage loan.

The table below summarizes the terms of agreements and the fair values of our derivative financial instruments:

(amounts in thousands, except percentages)						March 31, 2026		December 31, 2025
Derivative	Notional Amount	Receive Rate	Pay Rate	Effective Date	Expiration Date	Asset(1)	Liability(2)	Asset(1)	Liability(2)
Interest rate swap	$36,820	70% of 1 Month SOFR	2.5000%	December 1, 2021	November 1, 2030	$156	$—	$—	$(9)
Interest rate swap	103,790	70% of 1 Month SOFR	2.5000%	December 1, 2021	November 1, 2033	1,085	—	698	—
Interest rate swap	10,710	70% of 1 Month SOFR	1.7570%	December 1, 2021	November 1, 2033	497	—	472	—
Interest rate swap	11,765	1 Month SOFR	2.2540%	December 1, 2021	November 1, 2030	377	—	354	—
Interest rate swap	175,000	SOFR Compound	2.5620%	August 31, 2022	December 31, 2026	1,429	—	1,421	—
Interest rate cap	6,780	70% of 1 Month SOFR	4.5000%	October 1, 2024	November 1, 2030	17	—	11	—
Interest rate cap	6,676	1 Month SOFR	5.5000%	October 1, 2024	November 1, 2030	40	—	27	—
Interest rate swap	47,500	1 Month SOFR	3.3090%	March 19, 2025	March 8, 2029	283	—	—	(13)
Interest rate swap	47,500	1 Month SOFR	3.3030%	March 19, 2025	March 8, 2029	290	—	—	(5)
Interest rate swap	35,000	SOFR	3.2265%	November 14, 2025	February 1, 2029	279	—	68	—
Interest rate swap	35,000	SOFR	3.2530%	December 3, 2025	February 1, 2029	254	—	40	—
Interest rate swap	50,000	SOFR	3.3975%	December 18, 2025	December 31, 2026	94	—	—	(4)
Interest rate swap(3)	—	SOFR	3.0110%	December 31, 2026	February 1, 2029	792	—	398	—
Interest rate swap(3)	—	SOFR	3.0140%	December 31, 2026	February 1, 2029	785	—	393	—
	$566,541					$6,378	$—	$3,882	$(31)
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

The table below shows the effect of our derivative financial instruments designated as cash flow hedges on accumulated other comprehensive income (loss):

	Three Months Ended March 31,
(amounts in thousands)	2026	2025
Amount of gain (loss) recognized in other comprehensive income (loss)	$4,403	$(4,116)
Amount of (gain) loss reclassified from accumulated other comprehensive income (loss) into interest expense	78	(1,049)
The table below shows the effect of our derivative financial instruments designated as cash flow hedges on the consolidated statements of operations:

	Three Months Ended March 31,
(amounts in thousands)	2026	2025
Total interest expense presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$(28,137)	$(26,938)
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into interest expense	(78)	1,049
Fair Valuation
The estimated fair values at March 31, 2026 and December 31, 2025 were determined by management, using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
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
The following tables summarize the carrying and estimated fair values of our financial instruments:

	March 31, 2026
		Estimated Fair Value
(amounts in thousands)	Carrying Value	Total	Level 1	Level 2	Level 3
Interest rate swaps and caps included in prepaid expenses and other assets	$6,378	$6,378	$—	$6,378	$—
Mortgage notes payable	621,392	593,328	—	—	593,328
Senior unsecured notes - Series B-L	1,270,909	1,225,287	—	—	1,225,287
Unsecured term loan facilities	336,972	340,000	—	—	340,000
Unsecured revolving credit facility	90,000	90,000	—	—	90,000

	December 31, 2025
		Estimated Fair Value
(amounts in thousands)	Carrying Value	Total	Level 1	Level 2	Level 3
Interest rate swaps and caps included in prepaid expenses and other assets	$3,882	$3,882	$—	$3,882	$—
Interest rate swaps included in accounts payable and accrued expenses	31	31	—	31	—
Mortgage notes payable	619,269	586,773	—	—	586,773
Senior unsecured notes - Series B-L	1,270,668	1,244,255	—	—	1,244,255
Unsecured term loan facilities	336,794	340,000	—	—	340,000
Unsecured revolving credit facility	145,000	145,000	—	—	145,000
Disclosure about the fair value of financial instruments is based on pertinent information available to us as of March 31, 2026 and December 31, 2025. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.
8. Leases
Lessor
We lease various spaces to tenants over terms ranging from one to 30 years. Certain commercial leases have termination options for a fee and/or renewal options. The leases provide for base monthly rentals and reimbursements for real estate taxes, escalations linked to the consumer price index or common area maintenance known as operating expense escalation. Tenant expense reimbursements are reflected in our March 31, 2026 and 2025 consolidated statements of operations as rental revenue.

Rental revenue includes fixed and variable payments. Fixed payments primarily relate to base rent and variable payments primarily relate to tenant expense reimbursements for certain property operating costs. The components of rental revenue consisted of the following:

	Three Months Ended March 31,
(amounts in thousands)	2026	2025
Fixed payments	$144,077	$135,956
Variable payments	22,028	18,586
Total rental revenue	$166,105	$154,542
As of March 31, 2026, we were entitled to the following future contractual minimum lease payments (excluding tenant expense reimbursements) on non-cancellable operating leases to be received which expire on various dates through 2054 (amounts in thousands):

Remainder of 2026	$392,425
2027	524,155
2028	489,978
2029	430,901
2030	375,243
Thereafter	2,063,966
$4,276,668
The above future minimum lease payments exclude tenant recoveries and the net accretion of above-market leases and below-market lease intangibles. Some leases are subject to termination options generally upon payment of a termination fee. The preceding table is prepared assuming such options are not exercised.
As of March 31, 2026, the future lease payments to be received for signed leases that have not yet commenced was approximately $575.8 million.
Lessee
We determine if an arrangement is a lease at inception. Our operating lease agreements relate to three ground lease assets and are reflected in right-of-use assets and lease liabilities of $27.9 million as of March 31, 2026 and December 31, 2025 in our consolidated balance sheets. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Variable lease payments are excluded from the right-of-use assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred.
The ground leases are due to expire between the years 2050 and 2077, inclusive of extension options, and have no variable payments or residual value guarantees. As our leases do not provide an implicit rate, we determined our incremental borrowing rate based on information available at the date of adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842), in determining the present value of lease payments. The weighted average incremental borrowing rate used to calculate the right-of-use assets and lease liabilities as of March 31, 2026 was 4.5%. Rent expense for lease payments related to our operating leases is recognized on a straight-line basis over the non-cancellable term of the leases. The weighted average remaining lease term as of March 31, 2026 was 44.3 years.

As of March 31, 2026, the following table summarizes our future minimum lease payments discounted by our incremental borrowing rates to calculate the lease liabilities of our leases (amounts in thousands):

Remainder of 2026	$1,127
2027	1,482
2028	1,482
2029	1,482
2030	1,482
Thereafter	57,801
Total undiscounted lease payments	64,856
Present value discount	(36,974)
Ground lease liabilities	$27,882
9. Commitments and Contingencies
Legal Proceedings
Except as described below, as of March 31, 2026, we were not involved in any material litigation, nor, to our knowledge, was any material litigation threatened against us or our properties, other than routine litigation arising in the ordinary course of business such as disputes with tenants. We believe that the costs and related liabilities, if any, which may result from such actions will not materially affect our consolidated financial position, operating results or liquidity.
Violet Shuker Shasha Trust et al. v. Peter L. Malkin, Anthony E. Malkin et al.
As previously disclosed in October 2014, 12 former investors (the "Claimants") in Empire State Building Associates L.L.C. (“ESBA”), which, prior to the Offering, owned the fee title to the Empire State Building, filed an arbitration with the American Arbitration Association against Peter L. Malkin, Anthony E. Malkin, Thomas N. Keltner, Jr., and our subsidiary ESRT MH Holdings LLC, the former supervisor of ESBA, (the "Respondents"). The statement of claim alleged breach of fiduciary duty and related claims in connection with the Offering and sought monetary damages and declaratory relief. Claimants had opted out of a prior class action bringing similar claims that were settled with court approval. Arbitration hearings started in May 2016 and concluded in August 2018. On August 26, 2020, the arbitration panel issued an award that denied all Claimants’ claims with one exception, on which it awarded the Claimants approximately $1.2 million, inclusive of seven years of interest through October 2, 2020.
Respondents believe that such award in favor of the Claimants is entirely without merit and sought to vacate that portion of the award. The New York courts confirmed the award, and Respondents filed a petition for certiorari to the United States Supreme Court on February 2, 2026. That petition is pending. Notwithstanding that filing, the New York courts’ final confirmation of the award lifted the stay of execution of the judgment, which stay Respondents had previously obtained by filing an appeal bond. Accordingly, on February 5, 2026, we paid the judgment, which, inclusive of interest, amounted to approximately $1.5 million, under a full reservation of rights to recover such payment in the event the United States Supreme Court grants certiorari and vacates the judgment. The claim of one Claimant who brought a separate action to confirm the award remains pending because, although the courts have confirmed the award as to that Claimant, she has not yet reduced the claim to a money judgment. As of March 31, 2026 and December 31, 2025, $0.3 million and $1.8 million, respectively, were included as a component of accounts payable and accrued expenses on the accompanying consolidated balance sheets.
Pursuant to indemnification agreements which were made with our directors, executive officers and chairman emeritus as part of our formation transactions, Anthony E. Malkin, Peter L. Malkin and Thomas N. Keltner, Jr. have defense and indemnity rights from us with respect to this arbitration.
Unfunded Capital Expenditures
At March 31, 2026, we estimate that we will incur approximately $93.9 million of capital expenditures (including tenant improvements and leasing commissions) on our properties pursuant to existing lease agreements. We expect to fund these capital expenditures with operating cash flow, cash on hand and other borrowings. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs. We expect that these financing requirements will be met in a similar fashion.

Concentration of Credit Risk
Financial instruments that subject us to credit risk consist primarily of cash and cash equivalents, restricted cash, short-term investments, tenant and other receivables and deferred rent receivables. At March 31, 2026, we held on deposit at various major financial institutions cash and cash equivalents and restricted cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation.
Asset Retirement Obligations
We are required to accrue costs that we are legally obligated to incur on retirement of our properties which result from acquisition, construction, development and/or normal operation of such properties. Retirement includes sale, abandonment or disposal of a property. Under that standard, a conditional asset retirement obligation represents a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within a company’s control and a liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated. Environmental site assessments and investigations have identified asbestos or asbestos-containing building materials in certain of our properties. As of March 31, 2026, management has no plans to remove or alter these properties in a manner that would trigger federal and other applicable regulations for asbestos removal, and accordingly, the obligations to remove the asbestos or asbestos-containing building materials from these properties have indeterminable settlement dates. As such, we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligation. However ongoing asbestos abatement, maintenance programs and other required documentation are carried out as required and related costs are expensed as incurred.
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
As of March 31, 2026, management believes that there are no obligations related to environmental remediation other than maintaining the affected sites in conformity with the relevant authority’s mandates and filing the required documents. All such maintenance costs are expensed as incurred. However, we cannot be certain that we have identified all environmental liabilities at our properties, that all necessary remediation actions have been or will be undertaken at our properties or that we will be indemnified, in full or at all, in the event that such environmental liabilities arise.
Insurance Coverage
We carry insurance coverage on our properties of types and in amounts with deductibles that we believe are in line with coverage customarily obtained by owners of similar properties.
10. Capital
Shares and Units
As of March 31, 2026, there were 171,089 thousand shares of Class A common stock, 970 thousand shares of Class B common stock and 110,971 thousand operating partnership units outstanding. The controlling interest of 60.8% is owned by ESRT. The other 39.2% non-controlling interest in the OP is diversified among various limited partners, some of whom include Company directors, senior management and employees. ESRT has two classes of common stock as a means to give OP Unit holders voting rights in the public company that correspond to their economic interest in the combined entity. A one-time option was created at our formation transactions for any pre-Offering OP Unit holder to exchange one OP Unit out of every 50 OP Units they owned for one ESRT Class B share, and such ESRT Class B share carries 50 votes per share.

Stock and Publicly Traded Operating Partnership Unit Repurchase Program
ESRT's Board of Directors authorized the repurchase of up to $500.0 million of ESRT's Class A common stock and our Series ES, Series 250 and Series 60 operating partnership units from January 1, 2026 through December 31, 2027. Under the program, ESRT may purchase ESRT Class A common stock and we may purchase our Series ES, Series 250 and Series 60 operating partnership units in accordance with applicable securities laws from time to time in the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by ESRT and us at our discretion and will be subject to stock price, availability, trading volume, general market conditions, and applicable securities laws. The authorization does not obligate us to acquire any particular amount of securities, and the program may be suspended or discontinued at our discretion without prior notice. There were no repurchases of equity securities during the three months ended March 31, 2026. As of March 31, 2026, ESRT had $500.0 million remaining of the authorized repurchase amount.

Private Perpetual Preferred Units
As of March 31, 2026, there were 4,664 thousand Series 2019 Preferred Units ("Series 2019 Preferred Units") and 1,560 thousand Series 2014 Private Perpetual Preferred Units ("Series 2014 Preferred Units") outstanding. The Series 2019 Preferred Units have a liquidation preference of $13.52 per unit and are entitled to receive cumulative preferential annual cash distributions of $0.70 per unit payable in arrears on a quarterly basis. The Series 2014 Preferred Units have a liquidation preference of $16.62 per unit and are entitled to receive cumulative preferential annual cash distributions of $0.60 per unit payable in arrears on a quarterly basis. Both series are not redeemable at the option of the holders and are redeemable at our option only in the case of specific defined events.
Distributions
The following is a summary of distribution activity:

	Three Months Ended March 31,
(amounts in thousands)	2026	2025
Distributions accrued and paid to OP unitholders	$(9,642)	$(9,733)
Distributions accrued and paid to preferred unitholders	(1,050)	(1,050)
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
An aggregate of 11.0 million shares of ESRT common stock was authorized for issuance under awards granted pursuant to the 2024 Plan, and as of March 31, 2026, approximately 0.6 million shares of common stock remain available for future issuance.
Long-term incentive plan ("LTIP") units are a special class of partnership interests. Each LTIP unit awarded will be deemed equivalent to an award of one share of ESRT stock under the Plans, reducing the availability for other equity awards on a one-for-one basis. The vesting period for LTIP units, if any, will be determined at the time of issuance. Under the terms of the LTIP units, we will revalue our assets for tax purposes upon the occurrence of certain specified events, and any increase in valuation from the time of one such event to the next such event will be allocated first to the holders of LTIP units to equalize the capital accounts of such holders with the capital accounts of unitholders. Subject to any agreed upon exceptions, once vested and having achieved parity with unitholders, LTIP units are convertible into Series PR operating partnership units on a one-for-one basis.
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

In March 2026, we made grants of LTIP units to executive officers under the 2024 Plan, including:

(amounts in thousands, except units)	Units	Grant Date Fair Value
Time-based vesting LTIP units	1,853,983	$8,027
Market-based vesting LTIP units	1,847,014	$4,950
Performance-based vesting LTIP units	1,237,797	$4,950

In March 2026, we made grants of LTIP units and restricted stock to certain employees under the 2024 Plan, including:

(amounts in thousands, except units)	Units	Grant Date Fair Value
Time-based vesting LTIP units	121,698	$589
Time-based vesting restricted stock	613,722	$3,179
Market-based vesting LTIP units	228,549	$720
Performance-based LTIP units	152,874	$720
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
LTIP units and ESRT restricted stock issued during the three months ended March 31, 2026 were valued at $23.1 million. The weighted average per unit or share fair value was $3.82 for grants issued for the three months ended March 31, 2026. The fair value per unit or share granted in 2026 was estimated on the respective dates of grant using the following assumptions:

2026
Expected life	2.0 to 5.3 years
Dividend rate	1.9%
Risk-free interest rate	3.7%
Expected price volatility	31.0% - 36.0%
No other stock options, dividend equivalents, or stock appreciation rights were issued or outstanding during the three months ended March 31, 2026.
The following is a summary of ESRT restricted stock and LTIP unit activity for the three months ended March 31, 2026:

	Restricted Stock	Time-based LTIPs	Market-based LTIPs	Performance-based LTIPs	Weighted Average Grant Fair Value
Unvested balance at December 31, 2025	621,800	4,135,243	3,626,843	2,685,625	$6.32
Vested	(290,489)	(1,454,341)	(210,316)	(343,276)	6.89
Granted	613,722	1,975,681	2,075,563	1,390,671	3.82
Forfeited or unearned	(538)	—	(536,529)	(98,743)	4.87
Unvested balance at March 31, 2026	944,495	4,656,583	4,955,561	3,634,277	$5.22
The time-based LTIPs and ESRT restricted stock awards granted to non-named executive officers or granted to certain named executive officers before 2025, are treated for accounting purposes as immediately vested upon the later of (i) the date the grantee attains the age of 65, and (ii) the date on which grantee has first completed the requisite years of continuous service with our Company or its affiliates. For award agreements that qualify, we recognize noncash compensation expense on the grant date for the time-based awards and ratably over the vesting period for the market-based and performance-based awards, and accordingly, we recognized $1.2 million and $1.1 million for the three months ended March 31, 2026 and 2025, respectively. Unrecognized compensation expense was $2.3 million at March 31, 2026, which will be recognized over a weighted average period of 0.7 years.
For the remainder of the LTIP unit awards, we recognized noncash compensation expense ratably over the vesting period, and accordingly, we recognized noncash compensation expense of $4.7 million and $3.9 million for the three months ended March 31, 2026 and 2025, respectively. Unrecognized compensation expense was $49.2 million at March 31, 2026, which will be recognized over a weighted average period of 2.8 years.
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

Earnings per unit is computed as follows:

	Three Months Ended
(amounts in thousands, except per unit amounts)	March 31, 2026	March 31, 2025
Numerator:
Net income	$2,995	$15,778
Private perpetual preferred unit distributions	(1,050)	(1,050)
Net income attributable to common unitholders – basic and diluted	$1,945	$14,728
Denominator:
Weighted average units outstanding – basic	268,792	267,073
Effect of dilutive securities:
Stock-based compensation plans	556	2,456
Weighted average units outstanding – diluted	269,348	269,529
Earnings per unit:
Basic	$0.01	$0.06
Diluted	$0.01	$0.05
There were 1.6 million and zero antidilutive shares and LTIP units for the three months ended March 31, 2026 and 2025, respectively.
11. Related Party Transactions
Supervisory Fee Revenue
Since ESRT became a public company, we have earned supervisory fees from entities affiliated with Anthony E. Malkin, our Chairman and Chief Executive Officer. These fees were $0.3 million and $0.4 million for the three months ended March 31, 2026 and 2025, respectively. These fees are included within third-party management and other fees.
Property Management Fee Revenue
Since ESRT became a public company, we have earned property management fees from entities affiliated with Anthony E. Malkin. These fees were less than $0.1 million for the three months ended March 31, 2026 and 2025. These fees are included within third-party management and other fees.
Other
We receive rent generally at the market rental rate for 5,447 square feet of leased space from an entity affiliated with Anthony E. Malkin at one of our properties. Under the lease, the tenant has the right to cancel such lease without special payment on 90 days’ notice. We also have a shared use agreement with such tenant, to occupy a portion of the leased premises as the office location for Peter L. Malkin, our chairman emeritus, utilizing approximately 15% of the space, for which we pay to such tenant an allocable pro rata share of the cost. We also have agreements with these entities and excluded properties and businesses to provide them with general computer-related support services. Total aggregate revenue was $0.1 million and $0.1 million for the three months ended March 31, 2026 and 2025, respectively.
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
RRE Ventures, in which one of our directors, James D. Robinson IV, is a general partner, owns an approximately 17% interest in Pilot Fiber Inc. (“Pilot Fiber”). A subsidiary of Pilot Fiber is a licensee at the Empire State Building, where they license space for equipment. The license commenced in July 2025 and calls for an initial annual license fee of $114,000, with annual increases that result in the fee exceeding $120,000 beginning in the third year of the term. In addition, Pilot Fiber currently provides internet connectivity services at eight of our properties and is expected to be expanded to additional buildings within our portfolio. Total expense was less than $0.1 million for the three months ended March 31, 2026.

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
The following tables provide components of segment net income for each segment:

	Three Months Ended March 31, 2026
(amounts in thousands)	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Revenue, excluding third-party management and other fees	$171,538	$18,510	$—	$190,048
Intercompany rental revenue	12,821	—	(12,821)	—
Total revenues, excluding third-party management and other fees	184,359	18,510	(12,821)	190,048
Segment operating expenses:
Property operating expenses	47,744	—	—	47,744
Observatory expenses	—	7,868	—	7,868
Other segment expenses(1)	36,944	12,821	(12,821)	36,944
Total segment operating expenses	84,688	20,689	(12,821)	92,556
Net operating income (loss)	$99,671	$(2,179)	$—	$97,492

Segment assets	$4,142,347	$263,377	$—	$4,405,724
(1) Other segment expenses in the real estate segment include real estate taxes and ground rent expense and in the Observatory segment includes intercompany rent expense.

	Three Months Ended March 31, 2025
(amounts in thousands)	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Revenue, excluding third-party management and other fees	$156,474	$23,161	$—	$179,635
Intercompany rental revenue	15,160	—	(15,160)	—
Total revenues, excluding third-party management and other fees	171,634	23,161	(15,160)	179,635
Segment operating expenses:
Property operating expenses	45,060	—	—	45,060
Observatory expenses	—	8,118	—	8,118
Other segment expenses(1)	35,381	15,160	(15,160)	35,381
Total segment operating expenses	80,441	23,278	(15,160)	88,559
Net operating income (loss)	$91,193	$(117)	$—	$91,076

Segment assets	$3,851,216	$263,164	$—	$4,114,380
(1) Other segment expenses in the real estate segment include real estate taxes and ground rent expense and in the Observatory segment includes intercompany rent expense.

Below is a reconciliation of Net operating income to Income before income taxes:

	Three Months Ended March 31,
(amounts in thousands)	2026	2025
	(unaudited)
Net Operating Income	$97,492	$91,076
Add:
Gain on disposition of property	—	13,170
Third-party management and other fees	277	431
Interest income	613	3,786
Less:
General and administrative expenses	(18,093)	(16,940)
Depreciation and amortization	(50,219)	(48,779)
Interest expense	(28,137)	(26,938)
Interest expense associated with property in receivership	—	(647)
Income before Income Taxes	$1,933	$15,159
13. Subsequent Events
None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context otherwise requires or indicates, references in this section to “we,” “our,” and “us” refer to the Empire State Realty OP, L.P. and its consolidated subsidiaries. This Management’s Discussion and Analysis provides a comparison of our performance for the three month periods ended March 31, 2026 with the corresponding three month periods ended March 31, 2025 and reviews our financial position as of March 31, 2026. The following discussion related to our consolidated financial statements should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K.
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
Forward-looking statements are based on our current expectations and assumptions and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied. These risks and uncertainties include, among others: economic and market conditions (including the impact of catastrophic events, pandemics, extreme weather, terrorism, armed hostilities, cybersecurity threats and other technology disruptions); increased costs due to tariffs or other economic factors; changes in the New York City office, retail, multifamily and tourism markets (including changes in the use of office space and remote work); leasing activity, tenant defaults, early terminations and renewals, occupancy levels and rental rates; performance of the Observatory (including tourism levels, currency and geopolitical impacts, weather and competition); interest rate volatility and capital markets conditions, including our ability to refinance, restructure or extend indebtedness; real estate valuation declines and potential impairment charges; our ability to execute capital projects and complete acquisitions on acceptable terms; risks relating to governmental regulation, environmental and climate-related requirements (including Local Law 97), and our ability to achieve sustainability goals and metrics; risks relating to our ground leases; our ability to maintain our qualification as a REIT; potential taxable gain arising from transactions structured to qualify under Section 1031; legal proceedings; and risks relating to our disclosure controls and internal control over financial reporting. For a discussion of these and other factors, see the section entitled “Risk Factors” in the Company’s Annual Report for the year ended December 31, 2025, and any additional factors that may be contained in any filing the Company makes with the SEC. We undertake no obligation to update or revise any forward-looking statement to reflect subsequent events or circumstances, except as required by law.
Overview
Highlights for the three months ended March 31, 2026
•Net income attributable to the Company of $1.9 million.
•Core Funds From Operations ("Core FFO") of $53.2 million attributable to common unitholders.
•Signed a total of 113,484 rentable square feet of new, renewal, and expansion leases.
•In March 2026, we closed on the acquisition of a retail property on North 6th Street in Williamsburg, Brooklyn for a purchase price of $46.0 million.
Results of Operations
The discussion below relates to our results of operations for the three months ended March 31, 2026 and 2025, respectively.
Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025
The following table summarizes the historical results of operations:

	Three Months Ended March 31,
	2026			2025			Change	%
(amounts in thousands)	Real Estate Segment	Observatory Segment	Total	Real Estate Segment	Observatory Segment	Total
Revenues:
Rental revenue	$166,105	$—	$166,105	$154,542	$—	$154,542	$11,563	7.5%
Observatory revenue	—	18,510	18,510	—	23,161	23,161	(4,651)	(20.1)%
Lease termination fees	1,356	—	1,356	—	—	—	1,356	N/A
Third-party management and other fees	277	—	277	431	—	431	(154)	(35.7)%
Other revenues and fees	4,077	—	4,077	1,932	—	1,932	2,145	111.0%
Total revenues	171,815	18,510	190,325	156,905	23,161	180,066	10,259	5.7%
Operating expenses:
Property operating expenses	47,744	—	47,744	45,060	—	45,060	(2,684)	(6.0)%
Ground rent expenses	2,331	—	2,331	2,331	—	2,331	—	—%
General and administrative expenses	18,093	—	18,093	16,940	—	16,940	(1,153)	(6.8)%
Observatory expenses	—	7,868	7,868	—	8,118	8,118	250	3.1%
Real estate taxes	34,613	—	34,613	33,050	—	33,050	(1,563)	(4.7)%
Depreciation and amortization	50,172	47	50,219	48,735	44	48,779	(1,440)	(3.0)%
Total operating expenses	152,953	7,915	160,868	146,116	8,162	154,278	(6,590)	(4.3)%
Operating income	18,862	10,595	29,457	10,789	14,999	25,788	3,669	14.2%
Intercompany rent revenue (expense)	12,821	(12,821)	—	15,160	(15,160)	—	—	—%
Other income (expense):
Interest income	461	152	613	3,713	73	3,786	(3,173)	(83.8)%
Interest expense	(28,137)	—	(28,137)	(26,938)	—	(26,938)	(1,199)	(4.5)%
Interest expense associated with property in receivership	—	—	—	(647)	—	(647)	647	100.0%
Gain on disposition of property	—	—	—	13,170	—	13,170	(13,170)	(100.0)%
Income before income taxes	4,007	(2,074)	1,933	15,247	(88)	15,159	(13,226)	(87.2)%
Income tax (expense) benefit	(142)	1,204	1,062	(206)	825	619	443	71.6%
Net income (loss)	3,865	(870)	2,995	15,041	737	15,778	(12,783)	(81.0)%
Private perpetual preferred unit distributions	(1,050)	—	(1,050)	(1,050)	—	(1,050)	—	—%
Net income (loss) attributable to common unitholders	$2,815	$(870)	$1,945	$13,991	$737	$14,728	$(12,783)	(86.8)%
Real Estate Segment
Rental Revenue
The increase in rental revenue during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily attributable to the net impact of acquisitions and dispositions made during 2025 as disclosed in "Financial Statements - Note 3. Acquisitions and Dispositions" in this Quarterly Report on Form 10-Q, and increases in tenant reimbursement income.
Property Operating Expenses
The increase in property operating expenses during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily due to higher operating payroll costs and utilities costs.
Real Estate Taxes
The increase in real estate taxes during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily due to the net impact of acquisitions and dispositions made during 2025 as disclosed in "Financial Statements - Note 3. Acquisitions and Dispositions" in this Quarterly Report on Form 10-Q.
Interest Income
The decrease in interest income during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 is primarily due to lower cash balances due to property acquisitions during 2025 and 2026, the paydown of the $120.0 million revolving credit facility and the $100.0 million Series A senior unsecured notes in March 2025. See "Financial Statements — Note 5. Debt" in this Quarterly Report on Form 10-Q.

Observatory Segment
Observatory Revenue
Observatory revenues were lower due to lower visitation during the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to lower levels of international tourism in 2026 as compared to 2025.

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
At March 31, 2026, we had $68.8 million available in cash and cash equivalents and there was $530.0 million available under our unsecured revolving credit facility.
At March 31, 2026, we had approximately $2.3 billion of total consolidated indebtedness outstanding, with a weighted average interest rate of 4.54% and a weighted average maturity of 4.8 years.
Portfolio Transaction Activity
In March 2026, we closed on the acquisition of a retail property on North 6th Street in Williamsburg, Brooklyn for a purchase price of $46.0 million.
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
Unsecured Revolving Credit and Term Loan Facilities
As of March 31, 2026, unsecured term loan facilities, net, amounted to $337.0 million. We have no unsecured term loans maturing until March 2029.
In the first quarter of 2026, we repaid $70.0 million of our previously drawn borrowings and drew $15.0 million on the Revolving Credit Facility. As of March 31, 2026, we had $90.0 million borrowings under the Revolving Credit Facility.

See "Financial Statements - Note 5. Debt" for more information on our unsecured revolving credit and term loan facilities.
Financial Covenants
As of March 31, 2026, we were in compliance with the following financial covenants related to our unsecured facilities:

Financial Covenant	Required	March 31, 2026	In Compliance
Maximum total leverage	< 60%	36.3%	Yes
Maximum secured leverage	< 40%	10.1%	Yes
Minimum fixed charge coverage	> 1.50x	2.8x	Yes
Minimum unencumbered interest coverage	> 1.75x	3.8x	Yes
Maximum unsecured leverage	< 60%	35.0%	Yes
Mortgage Debt
As of March 31, 2026, mortgage notes payable, net, amounted to $621.4 million. Our next mortgage debt maturity is for $30.0 million in May 2027.
In March 2026, we closed on a $53.5 million mortgage loan at 10 Union Square East. The 10-year interest-only loan has a fixed rate of 5.33%, which includes the effect of treasury locks executed in connection with the refinancing of the $50.0 million loan that matured on April 1, 2026.
See "Financial Statements - Note 5. Debt" for more information on mortgage debt.
Senior Unsecured Notes
As of March 31, 2026, senior unsecured notes, net, amounted to $1.3 billion. We have no senior unsecured notes maturing until March 2027.
Subsequent to quarter-end on April 15, 2026, we entered into a Note Purchase Agreement with the purchasers named therein (the "Purchase Agreement") in connection with a private placement of $130.0 million aggregate principal amount of the 5.99% Series M Senior Notes due July 15, 2032 (the "Series M Notes"). The sale and purchase of the Series M Notes is scheduled to fund on July 15, 2026, subject to customary closing conditions.
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

Office Properties(1)(2)

	Three Months Ended March 31,
Total New Leases, Expansions, and Renewals(3)	2026	2025
Number of leases signed(4)	9	19

Total square feet	90,687	229,367
Weighted average annualized cash rent per square foot for new and renewal leases executed during the year	$59.46	$66.43
Weighted average annualized cash rent per square foot for previous leases	55.66	60.63
Percentage of new cash rent over previously escalated rents	6.8%	9.6%

Leasing commission costs per square foot(5)	$23.49	$22.18
Tenant improvement costs per square foot(5)	105.06	48.17
Total leasing commissions and tenant improvement costs per square foot(5)	$128.55	$70.35

Retail Properties(1)(2)

	Three Months Ended March 31,
Total New Leases, Expansions, and Renewals(3)	2026	2025
Number of leases signed(4)	2	1

Total square feet	22,797	1,181
Weighted average annualized cash rent per square foot for new and renewal leases executed during the year	$135.49	$193.00
Weighted average annualized cash rent per square foot for previous leases	137.03	183.74
Percentage of new cash rent over previously escalated rents	(1.1)%	5.0%

Leasing commission costs per square foot(5)	$66.91	$63.04
Tenant improvement costs per square foot(5)	104.62	—
Total leasing commissions and tenant improvement costs per square foot(5)	$171.53	$63.04
_______________
(1)Office activity excludes an aggregate of 472,724 and 475,744 rentable square feet of retail space in our office properties in 2026 and 2025, respectively, that is included in the retail activity for the respective years.
(2)The tables above include base retail in our multifamily properties.
(3)The number of leases signed include "Early Renewals" which are leases signed over two years prior to the lease expiration.
(4)Presents a renewed and expansion lease as one lease signed.
(5)Presents all tenant improvement and leasing commission costs as if they were incurred in the period in which the lease was signed, which may be different than the period in which they were actually paid.

(amounts in thousands)	Three Months Ended March 31,
Total Commercial Portfolio	2026	2025
Capital expenditures (1)	$10,639	$8,764
_______________
(1)Includes all capital expenditures, excluding tenant improvements and leasing commission costs.
As of March 31, 2026, we expect to incur additional costs relating to obligations under existing lease agreements of approximately $93.9 million for tenant improvements and leasing commissions. We intend to fund the tenant improvements and leasing commission costs through a combination of operating cash flow, cash on hand and other borrowings.
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

Distribution to Equity Holders
Distributions amounting to $10.7 million and $10.8 million have been accrued or paid to equity holders for the three months ended March 31, 2026 and 2025, respectively.
Stock and Publicly Traded Operating Partnership Unit Repurchase Program
ESRT's Board of Directors authorized the repurchase of up to $500.0 million of ESRT's Class A common stock and our Series ES, Series 250 and Series 60 operating partnership units from January 1, 2026 through December 31, 2027. Under the program, ESRT may purchase ESRT Class A common stock and we may purchase our Series ES, Series 250 and Series 60 operating partnership units in accordance with applicable securities laws from time to time in the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by ESRT and us at our discretion and will be subject to stock price, availability, trading volume, general market conditions, and applicable securities laws. The authorization does not obligate us to acquire any particular amount of securities, and the program may be suspended or discontinued at our discretion without prior notice. As of March 31, 2026, ESRT had $500.0 million remaining of the authorized repurchase amount. There were no repurchases of equity securities during the three months ended March 31, 2026. See "Financial Statements - Note 10. Capital."
Cash Flows
Comparison of Three Months Ended March 31, 2026 to the Three Months Ended March 31, 2025
Net cash. Cash and cash equivalents and restricted cash were $106.1 million and $237.4 million as of March 31, 2026 and 2025, respectively. The decrease was primarily the result of the following changes in cash flows:
Operating activities. Net cash provided by operating activities decreased by $14.2 million to $68.9 million primarily due to changes in working capital.
Investing activities. Net cash used in investing activities increased by $22.6 million to $64.7 million primarily due to the $46.5 million acquisition of a retail property on North 6th Street in Williamsburg in March 2026, inclusive of transaction costs and closing credits, partially offset by a $23.9 million decrease in capital expenditures in the three months ended March 31, 2026 compared to the three months ended March 31, 2025.
Financing activities. Net cash used in financing activities decreased by $168.4 million to $64.6 million primarily due to the net $55.0 million repayments of the unsecured revolving credit facility in the three months ended March 31, 2026 compared to $120.0 million repayments of the unsecured revolving credit facility in the three months ended March 31, 2025, in addition to the repayments of the $100.0 million Series A senior unsecured notes in the three months ended March 31, 2025. See "Financial Statements - Note 5. Debt."
Net Operating Income
Net Operating Income ("NOI") is a non-GAAP financial measure of performance. NOI is used by our management to evaluate and compare the performance of our properties and to determine trends in earnings and to compute the fair value of our properties as it is not affected by: (i) the cost of funds of the property owner, (ii) the impact of depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets that are included in net income computed in accordance with GAAP, (iii) acquisition expenses, loss on early extinguishment of debt, impairment charges and loss from derivative financial instruments, or (iv) general and administrative expenses and other gains and losses that are specific to the property owner. The cost of funds is eliminated from NOI because it is specific to the particular financing capabilities and constraints of the owner and is dependent on historical interest rates and other costs of capital as well as past decisions made by us regarding the appropriate mix of capital which may have changed or may change in the future. Depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets are eliminated because they may not accurately represent the actual change in value in our office, retail or multifamily properties that result from use of the properties or changes in market conditions. While certain aspects of real property do decline in value over time in a manner that is reasonably captured by depreciation and amortization, the value of the properties as a whole have historically increased or decreased as a result of changes in overall economic conditions instead of from actual use of the property or the passage of time. Gains and losses from the sale of real property vary from property to property and are affected by market conditions at the time of sale which will usually change from period to period. These gains and losses can create distortions when comparing one period to another or when comparing our operating results to the operating results of other real estate companies that have not made similarly-timed purchases or sales. We believe that eliminating these costs from net income is useful to investors because the resulting measure captures the actual revenue generated and actual expenses incurred in operating our properties as well as trends in occupancy rates, rental rates and operating costs.
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
The following table presents a reconciliation of our net income, the most directly comparable GAAP measure, to NOI:

	Three Months Ended March 31,
(amounts in thousands)	2026	2025
	(unaudited)
Net income	$2,995	$15,778
Add:
General and administrative expenses	18,093	16,940
Depreciation and amortization	50,219	48,779
Interest expense	28,137	26,938
Interest expense associated with property in receivership	—	647
Less:
Income tax benefit	(1,062)	(619)
Gain on disposition of property	—	(13,170)
Third-party management and other fees	(277)	(431)
Interest income	(613)	(3,786)
Net operating income	$97,492	$91,076

Other Net Operating Income Data
Straight-line rental revenue	$7,209	$5,283
Net increase in amortization of rental revenue from above-and-below-market leases	$670	$798
Amortization of acquired below-market ground leases	$1,958	$1,958
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
Core Funds From Operations
Core FFO adds back to Modified FFO the following items: loss on early extinguishment of debt, acquisition expenses, severance expenses, IPO litigation expense and interest expense associated with property in receivership. The Company believes Core FFO is an important supplemental measure of its operating performance because it excludes non-recurring items. There can be no assurance that Core FFO presented by the Company is comparable to similarly titled measures of other REITs. Core FFO does not represent cash generated from operating activities and should not be considered as an alternative to net income (loss) determined in accordance with GAAP or to cash flow from operating activities determined in accordance with GAAP. Core FFO is not indicative of cash available to fund ongoing cash needs, including the ability to make cash distributions. In future periods, we may also exclude other items from Core FFO that we believe may help investors compare our results.
The following table presents a reconciliation of our net income, the most directly comparable GAAP measure, to FFO, Modified FFO and Core FFO:

	Three Months Ended March 31,
(amounts in thousands)	2026	2025
	(unaudited)
Net income	$2,995	$15,778
Private perpetual preferred unit distributions	(1,050)	(1,050)
Real estate depreciation and amortization	49,292	47,871
Gain on disposition of property	—	(13,170)
FFO attributable to common unitholders	51,237	49,429
Amortization of below-market ground leases	1,958	1,958
Modified FFO attributable to common unitholders	53,195	51,387
Interest expense associated with property in receivership	—	647
Core FFO attributable to common unitholders	$53,195	$52,034

Weighted average Operating Partnership units
Basic	268,792	267,073
Diluted	269,348	269,529
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
As of March 31, 2026, there were approximately 1.2 million rentable square feet of space in our portfolio available to lease (including leases signed but not yet commenced) representing 13.2% of the net rentable square footage of the properties in our commercial portfolio. In addition, leases representing 4.2% and 7.0% of net rentable square footage of the properties in our commercial portfolio will expire in 2026 and in 2027, respectively. These leases are expected to represent approximately 3.9% and 6.7%, respectively, of our annualized rent for such periods. Our revenues and results of operations can be impacted by expiring leases that are not renewed or re-leased or that are renewed or re-leased at base rental rates equal to, above or below the current average base rental rates. Further, our revenues and results of operations can also be affected by downtime after space is vacated and the costs we incur to re-lease available space, including payment of leasing commissions, redevelopments and build-to-suit remodeling that may not be borne by the tenant.

Observatory Operations
For the three months ended March 31, 2026, the Observatory hosted 350,000 visitors, compared to 428,000 visitors for the three months ended March 31, 2025, a decrease of 18.2%. Observatory revenue for the three months ended March 31, 2026 was $18.5 million, a 20.1% decrease from $23.2 million for the three months ended March 31, 2025. Observatory revenues were lower primarily due to lower levels of international visitors in 2026 as compared to 2025.
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
Outlook
We believe the global economy, including the real estate sector, currently navigates an environment of uncertainty around inflation, interest rates, tariffs, economic growth, geopolitical unrest, and volatile oil prices. There have been concerns about the challenges of refinancing existing low interest rate loans at higher rates. Additionally, the risk of slower global economic growth could impact the number of visitors to the Empire State Building Observatory, as well as our pricing power.
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
As of March 31, 2026, we have interest rate SOFR swap and cap agreements with an aggregate notional value of $566.5 million and which mature between December 31, 2026 and November 1, 2033. The "variable to fixed" interest rate swaps have been designated as cash flow hedges and are deemed highly effective with fair values in an asset position of $6.4 million, which is included in prepaid expenses and other assets on the consolidated balance sheet as of March 31, 2026.
As of March 31, 2026, the weighted average interest rate on the $2.3 billion of fixed-rate indebtedness outstanding was 4.53% per annum, each with maturities at various dates through April 1, 2036. As of March 31, 2026, our floating rate debt of $40.0 million represented 1.7% of our total indebtedness.
As of March 31, 2026, the fair value of our outstanding debt was approximately $2.2 billion, which was approximately $0.1 billion less than the book value as of such date. Interest risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure.
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
As of March 31, 2026, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of ESRT management, including ESRT's Chief Executive Officer and its Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures at the end of the period covered by this report. Based on the foregoing, ESRT's Chief Executive Officer and its Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including ESRT's Chief Executive Officer and its Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See “Financial Statements – Note 9. Commitments and Contingencies” for a description of legal proceedings.

ITEM 1A. RISK FACTORS
As of March 31, 2026, there have been no material changes to the risk factors. See the section entitled "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2025, and any additional factors that may be contained in any filing we make with the SEC.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.
Recent Purchases of Equity Securities
Stock and Publicly Traded Operating Partnership Unit Repurchase Program
ESRT's Board of Directors authorized the repurchase of up to $500.0 million of ESRT's Class A common stock and our Series ES, Series 250 and Series 60 operating partnership units from January 1, 2026 through December 31, 2027. Under the program, ESRT may purchase ESRT Class A common stock and we may purchase our Series ES, Series 250 and Series 60 operating partnership units in accordance with applicable securities laws from time to time in the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by ESRT and us at our discretion and will be subject to stock price, availability, trading volume, general market conditions, and applicable securities laws. The authorization does not obligate us to acquire any particular amount of securities, and the program may be suspended or discontinued at our discretion without prior notice. As of March 31, 2026, ESRT had $500.0 million remaining of the authorized repurchase amount. There were no repurchases of equity securities during the three months ended March 31, 2026.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
(a) None.
(b) None.
(c) During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1
Note Purchase Agreement, dated April 15, 2026, among Empire State Realty OP, L.P., Empire State Realty Trust, Inc. and the purchasers named therein, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on April 15, 2026.

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
EMPIRE STATE REALTY OP, L.P.
By: Empire State Realty Trust, Inc., its general partner

Date:	May 7, 2026	By: /s/ Stephen V. Horn
Stephen V. Horn
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)