Form 10-Q
period 2026-06-30
Empire State Realty OP, L.P.
filed 2026-08-06
CIK 1553079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2026

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒
As of August 4, 2026, there were 16,079,604 units of the Registrant Series ES operating partnership units outstanding, 4,074,132 units of the Series 60 operating partnership units outstanding, and 2,148,519 units of the Series 250 operating partnership units outstanding.

ITEM 1. FINANCIAL STATEMENTS
Empire State Realty OP, L.P.
Consolidated Balance Sheets

(amounts in thousands, except per unit amounts)	June 30, 2026	December 31, 2025
ASSETS	(unaudited)
Real estate properties, at cost:
Land	$838,834	$458,662
Development costs	8,187	8,187
Building and improvements	3,629,227	3,739,058
	4,476,248	4,205,907
Less: accumulated depreciation	(1,335,719)	(1,366,829)
Real estate properties, net	3,140,529	2,839,078
Cash and cash equivalents	85,605	132,657
Restricted cash	42,612	33,854
Tenant and other receivables	21,270	22,063
Deferred rent receivables	257,072	255,270
Prepaid expenses and other assets	100,394	93,355
Deferred costs, net	258,166	267,682
Right-of-use assets, including below-market ground leases, net	42,084	333,523
Goodwill	325,366	491,479
Total assets	$4,273,098	$4,468,961
LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable, net	$443,102	$619,269
Senior unsecured notes, net	1,271,149	1,270,668
Unsecured term loan facilities, net	337,125	336,794
Unsecured revolving credit facility	175,000	145,000
Accounts payable and accrued expenses	132,224	120,150
Acquired below-market leases, net	36,425	39,767
Ground lease liabilities	1,063	27,944
Deferred revenue and other liabilities	50,352	59,901
Tenants’ security deposits	36,949	27,276
Total liabilities	2,483,389	2,646,769
Commitments and contingencies
Capital:
Private perpetual preferred units:
Series 2019 Private perpetual preferred units, $13.52 per unit liquidation preference, 4,664 issued and outstanding in 2026 and 2025	21,936	21,936
Series 2014 Private perpetual preferred units, $16.62 per unit liquidation preference, 1,560 issued and outstanding in 2026 and 2025	8,004	8,004
Series PR operating partnership units:
ESRT partner's capital (2,832 and 2,777 general partner operating partnership units and 169,926 and 167,717 limited partner operating partnership units outstanding in 2026 and 2025, respectively)	1,039,021	1,060,002
Limited partners' interests (87,965 and 83,927 limited partner operating partnership units outstanding in 2026 and 2025, respectively)	714,134	721,183
Series ES operating partnership units (16,219 and 16,786 limited partner operating partnership units outstanding in 2026 and 2025, respectively)	5,026	8,234
Series 60 operating partnership units (4,132 and 4,296 limited partner operating partnership units outstanding in 2026 and 2025, respectively)	960	1,790
Series 250 operating partnership units (2,154 and 2,216 limited partner operating partnership units outstanding in 2026 and 2025, respectively)	628	1,043
Total Empire State Realty OP, L.P.'s capital	1,789,709	1,822,192
Total liabilities and capital	$4,273,098	$4,468,961

The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty OP, L.P.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands, except per unit amounts)	2026	2025	2026	2025
Revenues:
Rental revenue	$165,166	$153,540	$331,271	$308,082
Observatory revenue	24,225	33,899	42,735	57,060
Lease termination fees	—	464	1,356	464
Third-party management and other fees	268	408	545	839
Other revenue and fees	7,240	2,939	11,317	4,871
Total revenues	196,899	191,250	387,224	371,316
Operating expenses:
Property operating expenses	47,774	44,880	95,518	89,940
Ground rent expenses	1,506	2,332	3,837	4,663
General and administrative expenses	25,123	18,685	43,216	35,625
Observatory expenses	11,795	9,822	19,663	17,940
Real estate taxes	32,912	32,607	67,525	65,657
Goodwill impairment charge	166,113	—	166,113	—
Depreciation and amortization	50,389	47,802	100,608	96,581
Total operating expenses	335,612	156,128	496,480	310,406
Total operating income (loss)	(138,713)	35,122	(109,256)	60,910
Other income (expense):
Interest income	1,575	1,867	2,188	5,653
Interest expense	(27,805)	(25,126)	(55,942)	(52,064)
Interest expense associated with property in receivership	—	—	—	(647)
Gain on disposition of properties	124,622	—	124,622	13,170
Income (loss) before income taxes	(40,321)	11,863	(38,388)	27,022
Income tax (expense) benefit	767	(478)	1,829	141
Net income (loss)	(39,554)	11,385	(36,559)	27,163
Private perpetual preferred unit distributions	(1,051)	(1,051)	(2,101)	(2,101)
Net income (loss) attributable to common unitholders	$(40,605)	$10,334	$(38,660)	$25,062

Total weighted average units:
Basic	268,947	266,899	268,870	266,985
Diluted	268,947	269,951	268,870	269,739

Earnings per unit attributable to common unitholders:
Basic	$(0.15)	$0.04	$(0.14)	$0.09
Diluted	$(0.15)	$0.04	$(0.14)	$0.09

Dividends per unit	$0.035	$0.035	$0.070	$0.070

The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty OP, L.P.
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2026	2025	2026	2025
Net income (loss)	$(39,554)	$11,385	$(36,559)	$27,163
Other comprehensive income (loss):
Unrealized gain (loss) on valuation of interest rate swap agreements	4,819	(1,472)	9,222	(5,588)
Amount reclassified into interest expense	42	(484)	120	(1,533)
Other comprehensive income (loss)	4,861	(1,956)	9,342	(7,121)
Comprehensive income (loss) attributable to OP unitholders	$(34,693)	$9,429	$(27,217)	$20,042

The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty OP, L.P.
Consolidated Statements of Capital
For The Three Months Ended June 30, 2026 and 2025
(unaudited)

			Series PR Operating Partnership Units				Series ES Operating Partnership Units Limited Partners		Series 60 Operating Partnership Units Limited Partners		Series 250 Operating Partnership Units Limited Partners
			General Partner		Limited Partners
(amounts in thousands)	Private Perpetual Preferred Units	Private Perpetual Preferred Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Non-controlling Interest in Other Partnerships	Total Capital
Balance at March 31, 2026	6,224	$29,940	172,059	$1,064,195	88,058	$719,370	16,469	$7,900	4,238	$1,721	2,206	$1,012	$—	$1,824,138
Conversion of operating partnership units to ESRT Partner's Capital	—	—	731	2,820	(323)	(2,634)	(250)	(120)	(106)	(43)	(52)	(23)	—	—
Repurchases of common units	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Equity compensation	—	—	(32)	774	230	10,308	—	—	—	—	—	—	—	11,082
Distributions	—	(1,051)	—	(6,041)	—	(2,938)	—	(567)	—	(145)	—	(76)	—	(10,818)
Net income (loss)	—	1,051	—	(25,823)	—	(11,329)	—	(2,479)	—	(650)	—	(324)	—	(39,554)
Other comprehensive income	—	—	—	3,096	—	1,357	—	292	—	77	—	39	—	4,861
Balance at June 30, 2026	6,224	$29,940	172,758	$1,039,021	87,965	$714,134	16,219	$5,026	4,132	$960	2,154	$628	$—	$1,789,709

			Series PR Operating Partnership Units				Series ES Operating Partnership Units Limited Partners		Series 60 Operating Partnership Units Limited Partners		Series 250 Operating Partnership Units Limited Partners
			General Partner		Limited Partners
(amounts in thousands)	Private Perpetual Preferred Units	Private Perpetual Preferred Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Non-controlling Interest in Other Partnerships	Total Capital
Balance at March 31, 2025	6,224	$29,940	168,070	$1,032,060	85,866	$714,575	17,869	$7,017	4,562	$1,430	2,365	$853	$—	$1,785,875
Conversion of operating partnership units to ESRT Partner's Capital	—	—	1,539	8,401	(984)	(8,192)	(386)	(152)	(102)	(33)	(67)	(24)	—	—
Repurchases of common units	—	—	(310)	(2,148)	—	—	—	—	—	—	—	—	—	(2,148)
Equity compensation	—	—	(23)	534	185	6,364	—	—	—	—	—	—	—	6,898
Distributions	—	(1,051)	—	(5,919)	—	(2,985)	—	(614)	—	(157)	—	(80)	—	(10,806)
Net income	—	1,051	—	6,519	—	2,853	—	692	—	176	—	94	—	11,385
Other comprehensive loss	—	—	—	(1,238)	—	(536)	—	(131)	—	(33)	—	(18)	—	(1,956)
Balance at June 30, 2025	6,224	$29,940	169,276	$1,038,209	85,067	$712,079	17,483	$6,812	4,460	$1,383	2,298	$825	$—	$1,789,248

Empire State Realty OP, L.P.
Consolidated Statements of Capital
For The Six Months Ended June 30, 2026 and 2025
(unaudited)

			Series PR Operating Partnership Units				Series ES Operating Partnership Units Limited Partners		Series 60 Operating Partnership Units Limited Partners		Series 250 Operating Partnership Units Limited Partners
			General Partner		Limited Partners
(amounts in thousands)	Private Perpetual Preferred Units	Private Perpetual Preferred Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Non-controlling Interest in Other Partnerships	Total Capital
Balance at December 31, 2025	6,224	$29,940	170,495	$1,060,002	83,927	$721,183	16,786	$8,234	4,296	$1,790	2,216	$1,043	$—	$1,822,192
Conversion of operating partnership units to ESRT Partner's Capital	—	—	1,791	8,809	(998)	(8,438)	(567)	(276)	(164)	(67)	(62)	(28)	—	—
Repurchases of common units	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Equity compensation	—	—	472	920	5,036	15,324	—	—	—	—	—	—	—	16,244
Distributions	—	(2,101)	—	(12,063)	—	(5,756)	—	(1,144)	—	(293)	—	(153)	—	(21,510)
Net income (loss)	—	2,101	—	(24,588)	—	(10,786)	—	(2,358)	—	(619)	—	(309)	—	(36,559)
Other comprehensive income	—	—	—	5,941	—	2,607	—	570	—	149	—	75	—	9,342
Balance at June 30, 2026	6,224	$29,940	172,758	$1,039,021	87,965	$714,134	16,219	$5,026	4,132	$960	2,154	$628	$—	$1,789,709

			Series PR Operating Partnership Units				Series ES Operating Partnership Units Limited Partners		Series 60 Operating Partnership Units Limited Partners		Series 250 Operating Partnership Units Limited Partners
			General Partner		Limited Partners
(amounts in thousands)	Private Perpetual Preferred Units	Private Perpetual Preferred Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Operating Partnership Units	Operating Partnership Unitholders	Non-controlling Interest in Other Partnerships	Total Capital
Balance at December 31, 2024	6,224	$29,940	167,383	$1,030,696	81,605	$711,904	18,181	$7,126	4,589	$1,436	2,393	$860	$—	$1,781,962
Conversion of operating partnership units to ESRT Partner's Capital	—	—	2,072	9,986	(1,150)	(9,637)	(698)	(274)	(129)	(41)	(95)	(34)	—	—
Repurchases of common units	—	—	(310)	(2,148)	—	—	—	—	—	—	—	—	—	(2,148)
Equity compensation	—	—	131	207	4,612	10,774	—	—	—	—	—	—	—	10,981
Distributions	—	(2,101)	—	(11,799)	—	(5,967)	—	(1,242)	—	(317)	—	(163)	—	(21,589)
Net income	—	2,101	—	15,739	—	6,992	—	1,679	—	426	—	226	—	27,163
Other comprehensive loss	—	—	—	(4,472)	—	(1,987)	—	(477)	—	(121)	—	(64)	—	(7,121)
Balance at June 30, 2025	6,224	$29,940	169,276	$1,038,209	85,067	$712,079	17,483	$6,812	4,460	$1,383	2,298	$825	$—	$1,789,248
The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty OP, L.P.
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
(amounts in thousands)	2026	2025
Cash Flows From Operating Activities
Net income (loss)	$(36,559)	$27,163
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	100,608	96,581
Gain on disposition of properties	(124,622)	(13,170)
Goodwill impairment charge	166,113	—
Amortization of non-cash items within interest expense	4,413	4,339
Settlement of interest rate hedge contracts	1,104	—
Amortization of acquired above- and below-market leases, net	(1,054)	(1,638)
Amortization of acquired below-market ground leases	3,207	3,916
Straight-lining of rental revenue	(19,549)	(9,031)
Equity based compensation	17,050	11,880
Increase (decrease) in cash flows due to changes in operating assets and liabilities:
Security deposits	11,542	2,107
Tenant and other receivables	471	3,303
Deferred costs	(12,760)	(14,794)
Prepaid expenses and other assets	(637)	8,324
Accounts payable and accrued expenses	(14,646)	(3,336)
Deferred revenue and other liabilities	(6,229)	(5,783)
Net cash provided by operating activities	88,452	109,861
Cash Flows From Investing Activities
Additions to building and improvements	(49,176)	(123,869)
Acquisition of real estate property	(160,814)	(31,701)
Net proceeds from disposition of property	75,693	—
Net cash used in investing activities	(134,297)	(155,570)
Cash Flows From Financing Activities
Repayment of unsecured senior notes	—	(100,000)
Proceeds from unsecured revolving credit facility	220,000	—
Repayment of unsecured revolving credit facility	(190,000)	(120,000)
Proceeds from mortgage notes payable	53,500	—
Repayment of mortgage notes payable	(51,940)	(1,796)
Deferred financing costs	(1,404)	(434)
Repurchases of common units	—	(2,148)
Taxes paid on withholding shares	(806)	(899)
Private perpetual preferred unit distributions	(2,101)	(2,101)
Distributions	(19,698)	(19,488)
Net cash provided by (used in) financing activities	7,551	(246,866)
Net decrease in cash and cash equivalents and restricted cash	(38,294)	(292,575)
Cash and cash equivalents and restricted cash—beginning of period	166,511	429,302
Cash and cash equivalents and restricted cash—end of period	$128,217	$136,727

The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty OP, L.P.
Consolidated Statements of Cash Flows (continued)
(unaudited)

	Six Months Ended June 30,
(amounts in thousands)	2026	2025
Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$132,657	$385,465
Restricted cash at beginning of period	33,854	43,837
Cash and cash equivalents and restricted cash at beginning of period	$166,511	$429,302

Cash and cash equivalents at end of period	$85,605	$94,643
Restricted cash at end of period	42,612	42,084
Cash and cash equivalents and restricted cash at end of period	$128,217	$136,727

Supplemental disclosures of cash flow information:
Cash paid for interest	$46,490	$47,422
Cash paid for income taxes	$621	$1,933

Non-cash investing and financing activities:
Building and improvements included in accounts payable and accrued expenses	$72,240	$51,560
Write-off of fully depreciated assets	21,271	16,309
Write-off of fully amortized deferred costs	19,227	—
Write-off of fully amortized acquired below-market leases	17,737	—
Right-of-use assets, including below-market ground lease adjustment to land carrying value	(288,125)	—
Ground lease liability adjustment to land carrying value	26,774	—
Interest capitalized in building and improvements	2,006	—
Derivative instruments at fair values included in prepaid expenses and other assets	10,442	4,205
Contract asset	—	(171,003)
Debt associated with property in receivership	—	177,667
Debt assumed by purchaser in connection with property disposition	180,000	—
Accrued interest associated with property in receivership	—	6,080
Conversion of operating partnership units to ESRT partner's capital	8,809	9,986

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
Empire State Realty OP, L.P. (the "Operating Partnership") is the entity through which Empire State Realty Trust, Inc. (NYSE: ESRT) conducts all of its business and owns (either directly or through subsidiaries) substantially all of its assets. ESRT is a NYC-focused real estate investment trust ("REIT") that owns and operates a portfolio of well-leased, top of tier, modernized, amenitized, and well-located office, retail, and multifamily assets. ESRT’s flagship Empire State Building, the “World's Most Famous Building,” features its iconic Observation Deck. The Company is a recognized leader in energy efficiency and indoor environmental quality.
As of June 30, 2026, our portfolio was comprised of approximately 7.5 million rentable square feet of office space, 0.8 million rentable square feet of retail space and 743 residential units, which are located in New York City. Our office portfolio included 9 properties (including one long-term ground leasehold interest), all of which are located in Manhattan. Additionally, we have entitled land in Stamford, Connecticut that can support the development of either office or residential per local zoning.
We were organized as a Delaware limited partnership on November 28, 2011 and commenced operations upon completion of the initial public offering of ESRT’s Class A common stock and related formation transactions on October 7, 2013 (the "Offering"). ESRT's Class A common stock, par value $0.01 per share, is listed on the New York Stock Exchange under the symbol "ESRT." ESRT, as the sole general partner in our Company, has responsibility and discretion in the management and control of our Company, and our limited partners, in such capacity, have no authority to transact business for, or participate in the management activities, of our Company. As of June 30, 2026, ESRT owned approximately 61.0% of our operating partnership units.
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

We consolidate entities in which we have a controlling financial interest. In determining whether we have a controlling financial interest in a partially owned entity and the requirement to consolidate the accounts of that entity, we consider factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partners/members. For variable interest entities ("VIE"), we consolidate the entity if we are deemed to have a variable interest in the entity and through that interest we are deemed the primary beneficiary. The primary beneficiary of a VIE is the entity that has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. The primary beneficiary is required to consolidate the VIE. As of June 30, 2026, we had a variable interest in and are deemed to be the primary beneficiary of the intermediary entities that hold title to the land underlying the properties at 111 West 33rd Street and 1400 Broadway, which were acquired in May 2026, and as a result are consolidated in the financial statements of the Operating Partnership.
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
Reclassifications
Certain reclassifications have been made to prior years' financial information to conform to the current year presentation. This includes the aggregation of right-of-use assets and below-market ground leases, net into one financial statement line item, "Right-of-use assets, including below-market ground leases, net."
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
3. Acquisitions and Dispositions
Property Acquisitions
In May 2026, we closed on the acquisition of land underlying the properties at 111 West 33rd Street and 1400 Broadway for an aggregate purchase price of $110.0 million. The land was previously subject to ground leases in which the Company served as the lessee, which carried remaining ground lease terms of approximately 51 and 38 years, respectively. As a result of the acquisition, the Company was released from its obligations under the ground leases and the right-of-use assets, including the related below-market ground leases, net, of $288.1 million and lease liability of $26.8 million. The carrying amount of the land was adjusted for these items.
In March 2026, we closed on the acquisition of a retail property on North 6th Street in Williamsburg, Brooklyn for a purchase price of $46.0 million.
In December 2025, we closed on the acquisition of 130 Mercer Street (555-557 Broadway, "The Scholastic Building"),

located in the SoHo submarket of Manhattan, for a purchase price of $386.0 million. In connection with the acquisition, we entered into a lease with the former owner for approximately 0.2 million square feet of office space in the building, with an initial term of 15-years and two renewal options of ten years each. The remaining office space, amenity and common areas of the building are under redevelopment.
In June 2025, we closed on the acquisition of two retail properties on North 6th Street in Williamsburg, Brooklyn for a purchase price of $31.0 million.
The following table summarizes the purchase price allocations of these acquisitions (amounts in thousands):

				Intangibles
Property	Date Acquired	Land	Building and Improvements	Assets	Liabilities	Total
111 West 33rd Street(1)	5/20/2026	$52,607	$—	$—	$—	$52,607
1400 Broadway(1)	5/20/2026	61,728	—	—	—	61,728
North 6th Street Collection(2)	3/27/2026	6,604	39,875	—	—	46,479
130 Mercer(3)	12/17/2025	66,309	247,994	91,207	(25,180)	380,330
North 6th Street Collection(4)	6/30/2025	11,243	20,458	—	—	31,701
(1) Includes capitalized transaction costs of $2.0 million for 111 West 33rd Street and $2.3 million for 1400 Broadway.
(2) Includes approximately 22,000 square feet of retail space on North 6th Street in Williamsburg, which is newly constructed. Includes capitalized transaction costs and closing credits amounting to $0.5 million.
(3) Includes approximately 396,000 square feet of space, comprised of 368,000 square feet of office space and 28,000 square feet of retail space. Includes capitalized transaction costs and closing credits amounting to $(5.7) million.
(4) Includes two retail properties with eleven residential units on North 6th Street in Williamsburg, Brooklyn. Includes capitalized transaction costs of $0.7 million.

Property Dispositions
The following table summarizes properties disposed of during the six and twelve months ended June 30, 2026 and December 31, 2025, respectively (amounts in thousands):

Property	Date of Disposal	Sales Price	Gain on Disposition
250 West 57th Street, New York, New York(1)	6/1/2026	$275,000	$124,622
Metro Center, Stamford, Connecticut(2)	12/22/2025	64,000	21,848
(1) In connection with the sale of 250 West 57th Street, the purchaser assumed the property's outstanding $180.0 million mortgage.
(2) In connection with the sale of Metro Center, we repaid the related $71.6 million mortgage.

On February 5, 2025, the consensual foreclosure of First Stamford Place that commenced in 2024 was completed and we were released of the senior mortgage obligation and derecognized the related contract asset. In connection with the completion of the consensual foreclosure we concluded that we are no longer the primary beneficiary of the entity that holds the First Stamford Place mezzanine debt obligation as we no longer have the power to direct the activities that most significantly impact the VIE's economic performance, nor the right to receive the benefits from the VIE. As a result, the entity was deconsolidated during the three months ended March 31, 2025 and we recognized a gain of $13.2 million from the mezzanine debt obligation. The gain is included as a component of gain on disposition of properties in the accompanying consolidated statement of operations.

4. Deferred Costs, Acquired Lease Intangibles and Goodwill
Deferred costs, net, consisted of the following:

(amounts in thousands)	June 30, 2026	December 31, 2025
Deferred leasing costs	$220,968	$227,722
Acquired in-place lease value, acquired deferred leasing costs and deferred acquisition costs	180,788	190,570
Acquired above-market leases	54,340	57,569
Total deferred costs, excluding deferred financing costs	456,096	475,861
Less: accumulated amortization	(204,126)	(214,917)
Total deferred costs, net, excluding net deferred financing costs	251,970	260,944
Deferred financing costs, net, of accumulated amortization of $10,958 and $9,900, respectively (See Note 5)	6,196	6,738
Total deferred costs, net	$258,166	$267,682
Acquired below-market leases, net, consisted of the following:

(amounts in thousands)	June 30, 2026	December 31, 2025
Acquired below-market leases	$(63,802)	$(81,539)
Less: accumulated amortization	27,377	41,772
Acquired below-market leases, net	$(36,425)	$(39,767)
The total amortization related to deferred costs and acquired lease intangibles consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2026	2025	2026	2025
Rental revenue:
Amortization of below-market leases, net of above-market leases	$384	$840	$1,054	$1,638
Depreciation and amortization:
Amortization of deferred leasing costs and acquired deferred leasing costs	4,751	5,128	9,671	10,497
Amortization related to acquired in-place lease value	2,285	1,415	4,684	2,823
Goodwill consisted of the following:

(amounts in thousands)	Real Estate	Observatory	Total
Balance as of December 31, 2025
Goodwill	$263,997	$227,482	$491,479
Accumulated impairment charges	—	—	—
	263,997	227,482	491,479
Goodwill impairment charge	—	(166,113)	(166,113)
Balance as of June 30, 2026
Goodwill	263,997	227,482	491,479
Accumulated impairment charges	—	(166,113)	(166,113)
	$263,997	$61,369	$325,366
During the second quarter of 2026, the Company identified triggering events indicating that the fair value of its Observatory reporting unit may have declined below its carrying amount, including goodwill, due to a sustained decline in visitor volume from a reduction in pass program performance and a continued decrease in international visitors. As a result of a decline in the projected performance and expected future cash flows of the Observatory reporting unit, the Company engaged a third-party valuation consulting firm and performed an interim quantitative goodwill analysis as of June 30, 2026. The quantitative analysis used a discounted cash flow method (a form of the income approach) utilizing Level 3 unobservable inputs. Significant assumptions under the income approach included revenue and cost projections, weighted average cost of capital and long-term growth rate. As a result of the quantitative analysis, the carrying value of the Observatory reporting unit, including goodwill, exceeded its estimated fair value, and the Company recognized a non-cash goodwill impairment charge of $166.1 million for the three and six months ended June 30, 2026, in the Company’s consolidated statements of operations.
Although the Company does not currently anticipate significant changes in the assumptions used in the quantitative analysis, many of the assumptions underlying the estimated fair value of the Observatory reporting unit are inherently uncertain, are outside of our control, and actual results may differ materially from the Company’s estimates. The remaining goodwill relating to the Observatory reporting unit of $61.4 million remains at risk of future impairment if the fair value of the reporting unit decreases due to changes in the amount and timing of expected future cash flows, decreases in visitation in excess of expectations, an inability to execute management’s business strategies, or general market conditions, such as economic downturns and changes in interest rates, which may impact discount rates.

5. Debt
Debt consisted of the following:

	Principal Balance		As of June 30, 2026
(amounts in thousands)	June 30, 2026	December 31, 2025	Stated Rate	Effective Rate(1)	Maturity Date(2)
Fixed rate mortgage debt:
1542 Third Avenue	$30,000	$30,000	4.29%	4.53%	5/1/2027
1010 Third Avenue and 77 West 55th Street	32,615	33,102	4.01%	4.21%	1/5/2028
250 West 57th Street	—	180,000	—	—	—
1333 Broadway	160,000	160,000	4.21%	4.29%	2/5/2033
10 Union Square East(3)	53,500	50,000	5.33%	5.59%	4/1/2036
345 East 94th Street - Series A	43,600	43,600	70% of SOFR plus 0.95%	3.56%	11/1/2030
345 East 94th Street - Series B	5,284	5,704	SOFR plus 2.24%	3.56%	11/1/2030
561 10th Avenue - Series A	114,500	114,500	70% of SOFR plus 1.07%	3.85%	11/1/2033
561 10th Avenue - Series B	11,072	12,105	SOFR plus 2.45%	3.85%	11/1/2033
Total mortgage debt	450,571	629,011
Senior unsecured notes:(4)
Senior unsecured notes due 2027 (Series B)	125,000	125,000	4.09%	4.12%	3/27/2027
Senior unsecured notes due 2028 (Series D)	115,000	115,000	4.08%	4.11%	1/22/2028
Senior unsecured notes due 2029 (Series I)	155,000	155,000	7.20%	7.39%	6/17/2029
Senior unsecured notes due 2030 (Series E)	160,000	160,000	4.26%	4.27%	3/22/2030
Senior unsecured notes due 2030 (Series C)	125,000	125,000	4.18%	4.21%	3/27/2030
Senior unsecured notes due 2031 (Series L)	175,000	175,000	5.47%	5.70%	1/7/2031
Senior unsecured notes due 2031 (Series J)	45,000	45,000	7.32%	7.46%	6/17/2031
Senior unsecured notes due 2032 (Series G)	100,000	100,000	3.61%	4.89%	3/17/2032
Senior unsecured notes due 2033 (Series F)	175,000	175,000	4.44%	4.45%	3/22/2033
Senior unsecured notes due 2034 (Series K)	25,000	25,000	7.41%	7.52%	6/17/2034
Senior unsecured notes due 2035 (Series H)	75,000	75,000	3.73%	5.00%	3/17/2035
Unsecured term loan facility (4)	245,000	245,000	SOFR plus 1.60%	4.56%	1/15/2031
Unsecured term loan facility (4)	95,000	95,000	SOFR plus 1.60%	5.26%	3/8/2029
Unsecured revolving credit facility (4)	175,000	145,000	SOFR plus 1.40%	5.07%	3/8/2029
Total principal	2,240,571	2,389,011
Deferred financing costs, net	(9,183)	(11,878)
Unamortized debt discount	(5,012)	(5,402)
Total	$2,226,376	$2,371,731
______________
(1)The effective rate is the yield as of June 30, 2026 and includes the stated interest rate, deferred financing cost amortization and interest associated with variable to fixed interest rate swap agreements as of June 30, 2026.
(2)Maturity dates presented are inclusive of extension options. Prepayment is generally allowed for each loan upon payment of a customary prepayment penalty.
(3)Without the effect of the treasury locks executed in connection with the refinancing of the mortgage, the stated rate is 5.59%.
(4)At June 30, 2026, we were in compliance with all debt covenants.

Principal Payments
Aggregate required principal payments at June 30, 2026 are as follows (amounts in thousands):

Year	Amortization	Maturities	Total
2026	$2,018	$—	$2,018
2027	4,276	155,000	159,276
2028	3,555	146,091	149,646
2029	3,890	425,000	428,890
2030	4,511	328,600	333,111
Thereafter	10,123	1,157,507	1,167,630
Total	$28,373	$2,212,198	$2,240,571
Deferred Financing Costs
Deferred financing costs, net, consisted of the following:

(amounts in thousands)	June 30, 2026	December 31, 2025
Deferred financing costs, included as a component of net debt	$12,447	$17,207
Deferred financing costs, included as a component of net deferred costs (See Note 4)	17,154	16,638
Total deferred financing costs	$29,601	$33,845
Less: accumulated amortization	(14,222)	(15,228)
Total deferred financing costs, net	$15,379	$18,617
The total amortization expense related to deferred financing costs consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2026	2025	2026	2025
Amortization of deferred financing costs	$1,111	$1,080	$2,373	$2,174
Unsecured Revolving Credit and Term Loan Facilities
Subsequent to quarter-end, on July 17, 2026, we entered into a first amendment to our amended and restated credit agreement, dated November 14, 2025, with Wells Fargo Bank, National Association, as administrative agent and other lenders party thereto, which governs our senior unsecured term loan credit facility (the “Wells Term Loan Facility”). The first amendment provides for the existing term loan facility and a new delayed draw term loan facility. The Wells Term Loan Facility has an initial maximum principal amount of $490.0 million, comprised of the existing $245.0 million term loan credit facility and an incremental $245.0 million delayed draw term loan facility. The delayed draw term loan facility may be drawn in six months following the closing date. The initial senior unsecured term loan credit facility matures on January 15, 2031, inclusive of two twelve-month extensions. The delayed draw term loan facility matures on January 12, 2032. The interest rate on the Wells Term Loan Facility, which may change based on our leverage levels, is SOFR plus 150 basis points. We may request the Wells Term Loan Facility be increased through one or more increases or the addition of new pari passu term loan tranches, for a maximum aggregate principal amount not to exceed $510.0 million. As of June 30, 2026, our borrowings amounted to $245.0 million under the Wells Term Loan Facility.
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

The Revolving Credit Facility matures on March 8, 2029, inclusive of two six-month extension periods. The BofA Term Loan Facility matures on March 8, 2029, inclusive of two twelve-month extension periods. Initial interest rates on the BofA Credit Facilities, which may change based on our leverage levels, are SOFR plus a benchmark adjustment of 10 basis points ("adjusted SOFR") plus 130 basis points for any drawn portion of the Revolving Credit Facility and adjusted SOFR plus 150 basis points for the BofA Term Loan Facility. In addition, the BofA Credit Facilities have a sustainability-linked pricing mechanism that reduces the borrowing spread if certain benchmarks are achieved each year. During the second quarter of 2026, we repaid $120.0 million of our previously drawn borrowings and drew $205.0 million on the Revolving Credit Facility. As of June 30, 2026, we had $175.0 million borrowings under the Revolving Credit Facility and $95.0 million under the BofA Term Loan Facility.
The terms of both the BofA Credit Facilities and the Wells Term Loan Facility include customary covenants, including limitations on liens, investment, distributions, debt, fundamental changes, and transactions with affiliates and require certain customary financial reports. Both facilities also require compliance with financial ratios including a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a minimum unencumbered interest coverage ratio, and a maximum unsecured leverage ratio. The agreements governing both facilities also contain customary events of default (subject in certain cases to specified cure periods), including but not limited to non-payment, breach of covenants, representations or warranties, cross defaults, bankruptcy or other insolvency events, judgments, ERISA events, invalidity of loan documents, loss of REIT qualification, and occurrence of a change of control. As of June 30, 2026, we were in compliance with these covenants.
Mortgage Debt
On March 31, 2026, we closed on a $53.5 million mortgage loan at 10 Union Square East. The 10-year interest-only loan has a fixed rate of 5.33%, which includes the effect of treasury locks executed in connection with the refinancing of the $50.0 million loan that matured on April 1, 2026. As of June 30, 2026, total mortgage notes payable, net, amounted to $443.1 million. The first maturity is in May 2027.
Senior Unsecured Notes
Subsequent to quarter-end, on July 15, 2026, we closed on the issuance and sale of $130.0 million aggregate principal amount of 5.99% Series M Senior Notes due July 15, 2032 (the "Series M Notes").
The terms of our senior unsecured notes include customary covenants, including limitations on liens, investment, distributions, debt, fundamental changes, and transactions with affiliates and require certain customary financial reports. The terms also require compliance with financial ratios including a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a minimum unencumbered interest coverage ratio, and a maximum unsecured leverage ratio. The agreements also contain customary events of default (subject in certain cases to specified cure periods), including but not limited to non-payment, breach of covenants, representations or warranties, cross defaults, bankruptcy or other insolvency events, judgments, ERISA events, the occurrence of certain change of control transactions and loss of REIT qualification. As of June 30, 2026, we were in compliance with these covenants.
6. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

(amounts in thousands)	June 30, 2026	December 31, 2025
Capital expenditures included in accounts payable and accrued expenses	$72,240	$51,452
Accounts payable and accrued expenses	50,904	64,491
Interest rate swap agreements liability	—	31
Accrued interest payable	9,080	4,176
Total accounts payable and accrued expenses	$132,224	$120,150

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
We have agreements with our derivative counterparties that contain a provision where if we either default or are capable of being declared in default on any of our indebtedness, then we could also be declared in default on our derivative obligations. If we had breached any of these provisions, we could have been required to settle our obligations that were in a net liability position under the agreements at their termination value. As of June 30, 2026, we did not have derivatives in a net liability position.
As of June 30, 2026 and December 31, 2025, we had interest rate swaps and caps with an aggregate notional value of $566.0 million and $567.0 million, respectively. The notional value does not represent exposure to credit, interest rate or market risks. These interest rate swaps have been designated as cash flow hedges and hedge the variability in future cash flows associated with our existing variable-rate term loan facilities. Interest rate caps not designated as hedges are not speculative and are used to manage our exposure to interest rate movements, but do not meet the strict hedge accounting requirements.
As of June 30, 2026 and 2025, our cash flow hedges are deemed highly effective. A net unrealized gain of $4.9 million and $9.3 million for the three and six months ended June 30, 2026, respectively, and a net unrealized loss of $2.0 million and $7.1 million for the three and six months ended June 30, 2025, respectively, relating to both active and terminated hedges of interest rate risk, are reflected in the consolidated statements of comprehensive income (loss). Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the debt. We estimate that $2.3 million net gain of the current balance held in accumulated other comprehensive income (loss) will be reclassified into interest expense within the next 12 months. Cash payments and receipts related to our cash flow hedges are classified as operating activities and are included within our disclosure of cash paid for interest on our consolidated statements of cash flows, consistent with the classification of the hedged interest payments.
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

The table below summarizes the terms of agreements and the fair values of our derivative financial instruments:

(amounts in thousands, except percentages)						June 30, 2026		December 31, 2025
Derivative	Notional Amount	Receive Rate	Pay Rate	Effective Date	Expiration Date	Asset(1)	Liability(2)	Asset(1)	Liability(2)
Interest rate swap	$36,820	70% of 1 Month SOFR	2.5000%	December 1, 2021	November 1, 2030	$458	$—	$—	$(9)
Interest rate swap	103,790	70% of 1 Month SOFR	2.5000%	December 1, 2021	November 1, 2033	1,942	—	698	—
Interest rate swap	10,710	70% of 1 Month SOFR	1.7570%	December 1, 2021	November 1, 2033	569	—	472	—
Interest rate swap	11,247	1 Month SOFR	2.2540%	December 1, 2021	November 1, 2030	421	—	354	—
Interest rate swap	175,000	SOFR Compound	2.5620%	August 31, 2022	December 31, 2026	1,112	—	1,421	—
Interest rate cap	6,780	70% of 1 Month SOFR	4.5000%	October 1, 2024	November 1, 2030	16	—	11	—
Interest rate cap	6,676	1 Month SOFR	5.5000%	October 1, 2024	November 1, 2030	39	—	27	—
Interest rate swap	47,500	1 Month SOFR	3.3090%	March 19, 2025	March 8, 2029	711	—	—	(13)
Interest rate swap	47,500	1 Month SOFR	3.3030%	March 19, 2025	March 8, 2029	717	—	—	(5)
Interest rate swap	35,000	SOFR	3.2265%	November 14, 2025	February 1, 2029	576	—	68	—
Interest rate swap	35,000	SOFR	3.2530%	December 3, 2025	February 1, 2029	553	—	40	—
Interest rate swap	50,000	SOFR	3.3975%	December 18, 2025	December 31, 2026	103	—	—	(4)
Interest rate swap(3)	—	SOFR	3.7970%	July 15, 2026	January 9, 2032	115	—	—	—
Interest rate swap(4)	—	SOFR	3.0110%	December 31, 2026	February 1, 2029	1,558	—	398	—
Interest rate swap(4)	—	SOFR	3.0140%	December 31, 2026	February 1, 2029	1,552	—	393	—
	$566,023					$10,442	$—	$3,882	$(31)
(1) Included as a component of prepaid expenses and other assets on the consolidated balance sheets.
(2) Included as a component of accounts payable and accrued expenses on the consolidated balance sheets.
(3) The notional amount of the interest rate swap effective July 15, 2026 is $50.0 million.
(4) The notional amount of each interest rate swap effective December 31, 2026 is $87.5 million.
The table below shows the effect of our derivative financial instruments designated as cash flow hedges on accumulated other comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2026	2025	2026	2025
Amount of gain (loss) recognized in other comprehensive income (loss)	$4,819	$(1,472)	$9,222	$(5,588)
Amount of (gain) loss reclassified from accumulated other comprehensive income (loss) into interest expense	42	(484)	120	(1,533)
The table below shows the effect of our derivative financial instruments designated as cash flow hedges on the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2026	2025	2026	2025
Total interest expense presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$(27,805)	$(25,126)	$(55,942)	$(52,064)
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into interest expense	(42)	484	(120)	1,533

Fair Valuation
The estimated fair values at June 30, 2026 and December 31, 2025 were determined by management, using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
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
The following tables summarize the carrying and estimated fair values of our financial instruments:

	June 30, 2026
		Estimated Fair Value
(amounts in thousands)	Carrying Value	Total	Level 1	Level 2	Level 3
Interest rate swaps and caps included in prepaid expenses and other assets	$10,442	$10,442	$—	$10,442	$—
Mortgage notes payable	443,102	430,198	—	—	430,198
Senior unsecured notes - Series B-L	1,271,149	1,219,075	—	—	1,219,075
Unsecured term loan facilities	337,125	340,000	—	—	340,000
Unsecured revolving credit facility	175,000	175,000	—	—	175,000

	December 31, 2025
		Estimated Fair Value
(amounts in thousands)	Carrying Value	Total	Level 1	Level 2	Level 3
Interest rate swaps and caps included in prepaid expenses and other assets	$3,882	$3,882	$—	$3,882	$—
Interest rate swaps included in accounts payable and accrued expenses	31	31	—	31	—
Mortgage notes payable	619,269	586,773	—	—	586,773
Senior unsecured notes - Series B-L	1,270,668	1,244,255	—	—	1,244,255
Unsecured term loan facilities	336,794	340,000	—	—	340,000
Unsecured revolving credit facility	145,000	145,000	—	—	145,000
Disclosure about the fair value of financial instruments is based on pertinent information available to us as of June 30, 2026 and December 31, 2025. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

8. Leases
Lessor
We lease various spaces to tenants over terms ranging from one to 31 years. Certain commercial leases have termination options for a fee and/or renewal options. The leases provide for base monthly rentals and reimbursements for real estate taxes, escalations linked to the consumer price index or common area maintenance known as operating expense escalation. Tenant expense reimbursements are reflected in our June 30, 2026 and 2025 consolidated statements of operations as rental revenue.
Rental revenue includes fixed and variable payments. Fixed payments primarily relate to base rent and variable payments primarily relate to tenant expense reimbursements for certain property operating costs. The components of rental revenue consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2026	2025	2026	2025
Fixed payments	$142,803	$133,873	$286,880	$269,829
Variable payments	22,363	19,667	44,391	38,253
Total rental revenue	$165,166	$153,540	$331,271	$308,082
As of June 30, 2026, we were entitled to the following future contractual minimum lease payments (excluding tenant expense reimbursements) on non-cancellable operating leases to be received which expire on various dates through 2055 (amounts in thousands):

Remainder of 2026	$257,375
2027	509,367
2028	475,778
2029	420,932
2030	365,899
Thereafter	2,034,092
$4,063,443
The above future minimum lease payments exclude tenant recoveries and the net accretion of above-market leases and below-market lease intangibles. Some leases are subject to termination options generally upon payment of a termination fee. The preceding table is prepared assuming such options are not exercised.
As of June 30, 2026, the future lease payments to be received for signed leases that have not yet commenced was approximately $575.9 million.
Lessee
We determine if an arrangement is a lease at inception. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Right-of-use assets are measured at an amount equal to the lease liability, adjusted for any above or below market lease terms. Variable lease payments are excluded from the right-of-use assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred.
Right-of-use assets, including below-market ground leases, net and lease liabilities consisted of the following:

(amounts in thousands)	June 30, 2026	December 31, 2025
Right-of-use assets, including below-market ground leases, net	$42,084	$333,523
Ground lease liabilities	1,063	27,944

During the second quarter of 2026, we completed the purchase of land underlying the properties at 111 West 33rd Street and 1400 Broadway, which carried remaining ground lease terms of approximately 51 and 38 years, respectively, for an aggregate purchase price of $110.0 million. As a result of the transaction, the Company was released from its obligations under the ground leases (see Note 3).
The remaining ground lease is due to expire in 2050, inclusive of extension options, and has no variable payments, residual value guarantees or additional rent increases. As our lease does not provide an implicit rate, we determined our incremental borrowing rate based on information available at the date of adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842), in determining the present value of lease payments. The incremental borrowing rate used to calculate the right-of-use asset and lease liability as of June 30, 2026 was 4.4%. Rent expense for lease payments related to our operating leases is recognized on a straight-line basis over the non-cancellable term of the leases. The remaining lease term as of June 30, 2026 was 24.1 years.
As of June 30, 2026, the following table summarizes our future minimum lease payments discounted by our incremental borrowing rates to calculate the lease liabilities of our leases (amounts in thousands):

Remainder of 2026	$47
2027	72
2028	72
2029	72
2030	72
Thereafter	1,410
Total undiscounted lease payments	1,745
Present value discount	(682)
Ground lease liabilities	$1,063
9. Commitments and Contingencies
Legal Proceedings
Except as described below, as of June 30, 2026, we were not involved in any material litigation, nor, to our knowledge, was any material litigation threatened against us or our properties, other than routine litigation arising in the ordinary course of business such as disputes with tenants. We believe that the costs and related liabilities, if any, which may result from such actions will not materially affect our consolidated financial position, operating results or liquidity.
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
Respondents believe that such award in favor of the Claimants is entirely without merit and sought to vacate that portion of the award. The New York courts confirmed the award, and Respondents filed a petition for certiorari to the United States Supreme Court on February 2, 2026, which was denied on May 4, 2026. Previously, because the New York courts’ final confirmation of the award lifted the stay of execution of the judgment, which stay Respondents had previously obtained by filing an appeal bond, on February 5, 2026, we paid the judgment, which, inclusive of interest, amounted to approximately $1.5 million. The claim of one Claimant who brought a separate action to confirm the award remains pending because, although the courts have confirmed the award as to that Claimant, she has not yet reduced the claim to a money judgment. As of June 30, 2026 and December 31, 2025, $0.3 million and $1.8 million, respectively, were included as a component of accounts payable and accrued expenses on the accompanying consolidated balance sheets.

Pursuant to indemnification agreements which were made with our directors, executive officers and chairman emeritus as part of our formation transactions, Anthony E. Malkin, Peter L. Malkin and Thomas N. Keltner, Jr. have defense and indemnity rights from us with respect to this arbitration.
Unfunded Capital Expenditures
At June 30, 2026, we estimate that we will incur approximately $107.3 million of capital expenditures (including tenant improvements and leasing commissions) on our properties pursuant to existing lease agreements. We expect to fund these capital expenditures with operating cash flow, cash on hand and other borrowings. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs. We expect that these financing requirements will be met in a similar fashion.
Concentration of Credit Risk
Financial instruments that subject us to credit risk consist primarily of cash and cash equivalents, restricted cash, short-term investments, tenant and other receivables and deferred rent receivables. At June 30, 2026, we held on deposit at various major financial institutions cash and cash equivalents and restricted cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation.
Asset Retirement Obligations
We are required to accrue costs that we are legally obligated to incur on retirement of our properties which result from acquisition, construction, development and/or normal operation of such properties. Retirement includes sale, abandonment or disposal of a property. Under that standard, a conditional asset retirement obligation represents a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within a company’s control and a liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated. Environmental site assessments and investigations have identified asbestos or asbestos-containing building materials in certain of our properties. As of June 30, 2026, management has no plans to remove or alter these properties in a manner that would trigger federal and other applicable regulations for asbestos removal, and accordingly, the obligations to remove the asbestos or asbestos-containing building materials from these properties have indeterminable settlement dates. As such, we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligation. However, ongoing asbestos abatement, maintenance programs and other required documentation are carried out as required and related costs are expensed as incurred.
Environmental Matters
As of June 30, 2026, management believes that there are no obligations related to environmental remediation other than maintaining affected sites in conformity with the relevant authority’s mandates and filing the required documents. All such maintenance costs are expensed as incurred. However, we cannot be certain that we have identified all environmental liabilities at our properties, that all necessary remediation actions have been or will be undertaken at our properties or that we will be indemnified, in full or at all, in the event that such environmental liabilities arise.
Insurance Coverage
We carry insurance coverage on our properties of types and in amounts with deductibles that we believe are in line with coverage customarily obtained by owners of similar properties.
10. Capital
Shares and Units
As of June 30, 2026, there were 171,790 thousand shares of Class A common stock, 968 thousand shares of Class B common stock and 110,470 thousand operating partnership units outstanding. The controlling interest of 61.0% is owned by ESRT. The other 39.0% non-controlling interest in the OP is diversified among various limited partners, some of whom include Company directors, senior management and employees. ESRT has two classes of common stock as a means to give OP Unit holders voting rights in the public company that correspond to their economic interest in the combined entity. A one-time option was created at our formation transactions for any pre-Offering OP Unit holder to exchange one OP Unit out of every 50 OP Units they owned for one ESRT Class B share, and such ESRT Class B share carries 50 votes per share.

Stock and Publicly Traded Operating Partnership Unit Repurchase Program
ESRT's Board of Directors authorized the repurchase of up to $500.0 million of ESRT's Class A common stock and our Series ES, Series 250 and Series 60 operating partnership units from January 1, 2026 through December 31, 2027. Under the program, ESRT may purchase ESRT Class A common stock and we may purchase our Series ES, Series 250 and Series 60 operating partnership units in accordance with applicable securities laws from time to time in the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by ESRT and us at our discretion and will be subject to stock price, availability, trading volume, general market conditions, and applicable securities laws. The authorization does not obligate us to acquire any particular amount of securities, and the program may be suspended or discontinued at our discretion without prior notice. There were no repurchases of equity securities during the three months ended June 30, 2026. As of June 30, 2026, ESRT had $500.0 million remaining of the authorized repurchase amount.

Private Perpetual Preferred Units
As of June 30, 2026, there were 4,664 thousand Series 2019 Private Perpetual Preferred Units ("Series 2019 Preferred Units") and 1,560 thousand Series 2014 Private Perpetual Preferred Units ("Series 2014 Preferred Units") outstanding. The Series 2019 Preferred Units have a liquidation preference of $13.52 per unit and are entitled to receive cumulative preferential annual cash distributions of $0.70 per unit payable in arrears on a quarterly basis. The Series 2014 Preferred Units have a liquidation preference of $16.62 per unit and are entitled to receive cumulative preferential annual cash distributions of $0.60 per unit payable in arrears on a quarterly basis. Both series are not redeemable at the option of the holders and are redeemable at our option only in the case of specific defined events.
Distributions
The following is a summary of distribution activity:

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2026	2025	2026	2025
Distributions accrued and paid to OP unitholders	$(9,767)	$(9,755)	$(19,409)	$(19,488)
Distributions accrued and paid to preferred unitholders	(1,051)	(1,051)	(2,101)	(2,101)
Incentive and Share-Based Compensation
On May 14, 2026, the Empire State Realty Trust, Inc. Empire State Realty OP, L.P. 2026 Equity Incentive Plan (the “2026 Plan”) was approved by our shareholders. The 2026 Plan provides for grants to directors, employees and consultants of ESRT and the Operating Partnership, including options, restricted stock, restricted stock units, stock appreciation rights, performance awards, dividend equivalents and other equity-based awards, and replaced the Empire State Realty Trust, Inc. and Empire State Realty OP, L.P. 2024 Equity Incentive Plan ("2024 Plan", and collectively with the 2026 Plan, the "Plans"). The shares of ESRT Class A common stock underlying any awards under the Plans that are forfeited, canceled or otherwise terminated, other than by exercise, will be added back to the shares of ESRT Class A common stock available for issuance under the 2026 Plan. Shares tendered or held back upon exercise of a stock option or settlement of an award under the Plans to cover the exercise price or tax withholding and shares subject to a stock appreciation right that are not issued in connection with the stock settlement of the stock appreciation right upon exercise thereof, will not be added back to the shares of ESRT Class A common stock available for issuance under the 2026 Plan. In addition, shares of ESRT Class A common stock repurchased on the open market will not be added back to the shares of ESRT Class A common stock available for issuance under the 2026 Plan.
An aggregate of 15.0 million shares of ESRT common stock was authorized for issuance under awards granted pursuant to the 2026 Plan, and as of June 30, 2026, approximately 14.8 million shares of common stock remain available for future issuance.
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

In May 2026, we made grants of 310,884 LTIP units to our non-employee directors that are subject to time-based vesting with fair market values of $1.6 million.

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
LTIP units and ESRT restricted stock issued during the six months ended June 30, 2026 were valued at $24.7 million. The weighted average per unit or share fair value was $3.88 for grants issued for the six months ended June 30, 2026. The fair value per unit or share granted in 2026 was estimated on the respective dates of grant using the following assumptions:

2026
Expected life	2.0 to 5.3 years
Dividend rate	1.9%
Risk-free interest rate	3.7%
Expected price volatility	31.0% - 36.0%

No other stock options, dividend equivalents, or stock appreciation rights were issued or outstanding during the six months ended June 30, 2026.
The following is a summary of ESRT restricted stock and LTIP unit activity for the six months ended June 30, 2026:

	Restricted Stock	Time-based LTIPs	Market-based LTIPs	Performance-based LTIPs	Weighted Average Grant Fair Value
Unvested balance at December 31, 2025	621,800	4,135,243	3,626,843	2,685,625	$6.32
Vested	(340,489)	(1,640,870)	(210,316)	(343,276)	6.87
Granted	613,722	2,286,565	2,075,563	1,390,671	3.88
Forfeited or unearned	(13,737)	(39,024)	(561,387)	(116,899)	5.00
Unvested balance at June 30, 2026	881,296	4,741,914	4,930,703	3,616,121	$5.19
The time-based LTIPs and ESRT restricted stock awards granted to non-named executive officers or granted to certain named executive officers before 2025, are treated for accounting purposes as immediately vested upon the later of (i) the date the grantee attains the age of 65, and (ii) the date on which grantee has first completed the requisite years of continuous service with our Company or its affiliates. For award agreements that qualify, we recognize noncash compensation expense on the grant date for the time-based awards and ratably over the vesting period for the market-based and performance-based awards, and accordingly, we recognized $1.7 million and $2.9 million for the three and six months ended June 30, 2026, respectively, and $1.6 million and $2.7 million for the three and six months ended June 30, 2025, respectively. Unrecognized compensation expense was $1.2 million at June 30, 2026, which will be recognized over a weighted average period of 1.3 years.
For the remainder of the LTIP unit awards, we recognized noncash compensation expense ratably over the vesting period, and accordingly, we recognized noncash compensation expense of $9.4 million and $14.1 million for the three and six months ended June 30, 2026, respectively, and $5.3 million and $9.2 million for the three and six months ended June 30, 2025, respectively. Unrecognized compensation expense was $40.3 million at June 30, 2026, which will be recognized over a weighted average period of 2.7 years.
Earnings Per Unit
Earnings per unit is calculated by dividing the net income (loss) attributable to common unitholders by the weighted average number of units outstanding during the respective period. Unvested share-based payment awards that contain non-forfeitable rights to dividends, whether paid or unpaid, are accounted for as participating securities. Share-based payment awards are included in the calculation of diluted income using the treasury stock method if dilutive.
Earnings per unit is computed as follows:

	Three Months Ended		Six Months Ended
(amounts in thousands, except per unit amounts)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Numerator:
Net income (loss)	$(39,554)	$11,385	$(36,559)	$27,163
Private perpetual preferred unit distributions	(1,051)	(1,051)	(2,101)	(2,101)
Net income (loss) attributable to common unitholders – basic and diluted	$(40,605)	$10,334	$(38,660)	$25,062
Denominator:
Weighted average units outstanding – basic	268,947	266,899	268,870	266,985
Effect of dilutive securities:
Stock-based compensation plans	—	3,052	—	2,754
Weighted average units outstanding – diluted	268,947	269,951	268,870	269,739
Earnings per unit:
Basic	$(0.15)	$0.04	$(0.14)	$0.09
Diluted	$(0.15)	$0.04	$(0.14)	$0.09
There were 3.3 million and 2.7 million antidilutive shares and LTIP units for the three and six months ended June 30, 2026, respectively, and there were zero antidilutive shares and LTIP units for the three and six months ended June 30, 2025.

11. Related Party Transactions
Supervisory Fee Revenue
Since ESRT became a public company, we have earned supervisory fees from entities affiliated with Anthony E. Malkin, our Chairman and Chief Executive Officer. These fees were $0.2 million and $0.5 million for the three and six months ended June 30, 2026, respectively, and $0.3 million and $0.7 million for the three and six months ended June 30, 2025, respectively. These fees are included within third-party management and other fees.
Property Management Fee Revenue
Since ESRT became a public company, we have earned property management fees from entities affiliated with Anthony E. Malkin. These fees were less than $0.1 million for the three and six months ended June 30, 2026, and $0.1 million and $0.1 million for the three and six months ended June 30, 2025, respectively. These fees are included within third-party management and other fees.
Other
We receive rent generally at the market rental rate for 5,447 square feet of leased space from an entity affiliated with Anthony E. Malkin at one of our properties. Under the lease, the tenant has the right to cancel such lease without special payment on 90 days’ notice. We also have a shared use agreement with such tenant, to occupy a portion of the leased premises as the office location for Peter L. Malkin, our chairman emeritus, utilizing approximately 15% of the space, for which we pay to such tenant an allocable pro rata share of the cost. We also have agreements with these entities and excluded properties and businesses to provide them with general computer-related support services. Total aggregate revenue was $0.1 million and $0.2 million for the three and six months ended June 30, 2026, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2025, respectively.
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
RRE Ventures, in which one of our directors, James D. Robinson IV, is a general partner, owns an approximately 17% interest in Pilot Fiber Inc. (“Pilot Fiber”). A subsidiary of Pilot Fiber is a licensee at the Empire State Building, where they license space for equipment. The license commenced in July 2025 and calls for an initial annual license fee of $0.1 million. In addition, Pilot Fiber currently provides internet connectivity services at eight of our properties and is expected to be expanded to additional buildings within our portfolio. Total expense was less than $0.1 million for the three and six months ended June 30, 2026.
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
Our Chief Executive Officer, who also serves as our Chief Operating Decision Maker ("CODM"), manages our business, regularly accesses information, and evaluates performance for operating decision-making purposes, including allocation of resources. The CODM uses Net Operating Income ("NOI") to review actual performance and decide whether to invest in capital expenditures, pursue acquisitions and/or dispositions, determine dividend payments, and/or engage in other capital transactions. Our CODM does not evaluate operating segments using asset or liability information.
The following tables provide components of segment net income (loss) for each segment:

	Three Months Ended June 30, 2026
(amounts in thousands)	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Revenue, excluding third-party management and other fees	$172,406	$24,225	$—	$196,631
Intercompany rental revenue	14,771	—	(14,771)	—
Total revenues, excluding third-party management and other fees	187,177	24,225	(14,771)	196,631
Segment operating expenses:
Property operating expenses	47,774	—	—	47,774
Observatory expenses	—	11,795	—	11,795
Other segment expenses(1)	34,418	14,771	(14,771)	34,418
Total segment operating expenses	82,192	26,566	(14,771)	93,987
Net operating income (loss)	$104,985	$(2,341)	$—	$102,644

Segment assets	$4,177,101	$95,997	$—	$4,273,098
(1) Other segment expenses in the real estate segment include real estate taxes and ground rent expense and in the Observatory segment includes intercompany rent expense.

	Three Months Ended June 30, 2025
(amounts in thousands)	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Revenue, excluding third-party management and other fees	$156,943	$33,899	$—	$190,842
Intercompany rental revenue	20,666	—	(20,666)	—
Total revenues, excluding third-party management and other fees	177,609	33,899	(20,666)	190,842
Segment operating expenses:
Property operating expenses	44,880	—	—	44,880
Observatory expenses	—	9,822	—	9,822
Other segment expenses(1)	34,939	20,666	(20,666)	34,939
Total segment operating expenses	79,819	30,488	(20,666)	89,641
Net operating income	$97,790	$3,411	$—	$101,201

Segment assets	$3,813,645	$265,105	$—	$4,078,750
(1) Other segment expenses in the real estate segment include real estate taxes and ground rent expense and in the Observatory segment includes intercompany rent expense.

	Six Months Ended June 30, 2026
(amounts in thousands)	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Revenue, excluding third-party management and other fees	$343,944	$42,735	$—	$386,679
Intercompany rental revenue	27,592	—	(27,592)	—
Total revenues, excluding third-party management and other fees	371,536	42,735	(27,592)	386,679
Operating expenses:
Property operating expenses	95,518	—	—	95,518
Observatory expenses	—	19,663	—	19,663
Other segment expenses(1)	71,362	27,592	(27,592)	71,362
Total segment operating expenses	166,880	47,255	(27,592)	186,543
Net operating income (loss)	$204,656	$(4,520)	$—	$200,136
(1) Other segment expenses in the real estate segment include real estate taxes and ground rent expense and in the Observatory segment includes intercompany rent expense.

	Six Months Ended June 30, 2025
(amounts in thousands)	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Revenue, excluding third-party management and other fees	$313,417	$57,060	$—	$370,477
Intercompany rental revenue	35,826	—	(35,826)	—
Total revenues, excluding third-party management and other fees	349,243	57,060	(35,826)	370,477
Operating expenses:
Property operating expenses	89,940	—	—	89,940
Observatory expenses	—	17,940	—	17,940
Other segment expenses(1)	70,320	35,826	(35,826)	70,320
Total segment operating expenses	160,260	53,766	(35,826)	178,200
Net operating income	$188,983	$3,294	$—	$192,277
(1) Other segment expenses in the real estate segment include real estate taxes and ground rent expense and in the Observatory segment includes intercompany rent expense.
Below is a reconciliation of Net operating income to Income (loss) before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2026	2025	2026	2025
	(unaudited)		(unaudited)
Net Operating Income	$102,644	$101,201	$200,136	$192,277
Add:
Gain on disposition of properties	124,622	—	124,622	13,170
Third-party management and other fees	268	408	545	839
Interest income	1,575	1,867	2,188	5,653
Less:
General and administrative expenses	(25,123)	(18,685)	(43,216)	(35,625)
Depreciation and amortization	(50,389)	(47,802)	(100,608)	(96,581)
Interest expense	(27,805)	(25,126)	(55,942)	(52,064)
Interest expense associated with property in receivership	—	—	—	(647)
Goodwill impairment charge	(166,113)	—	(166,113)	—
Income (loss) before Income Taxes	$(40,321)	$11,863	$(38,388)	$27,022
13. Subsequent Events
None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context otherwise requires or indicates, references in this section to “we,” “our,” and “us” refer to the Empire State Realty OP, L.P. and its consolidated subsidiaries. This Management’s Discussion and Analysis provides a comparison of our performance for the three and six month periods ended June 30, 2026 with the corresponding three and six month periods ended June 30, 2025 and reviews our financial position as of June 30, 2026. The following discussion related to our consolidated financial statements should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K.
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We intend these forward-looking statements to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts and can generally be identified by words such as “anticipate,” “believe,” “expect,” “intend,” “plan,” “project,” “estimate,” “may,” “will,” “should,” “would,” and similar expressions.
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
Overview
Highlights for the three months ended June 30, 2026
•Net loss attributable to the Company of $(40.6) million, which includes items that are excluded from Core Funds From Operations ("Core FFO"), including a non-cash goodwill impairment charge of $166.1 million related to our Observatory reporting unit, a $124.6 million gain on the disposition of 250 West 57th Street, and $5.5 million of one-time severance costs included in general and administrative expenses.
•Core Funds From Operations of $57.1 million attributable to common unitholders.
•Signed a total of 381,799 rentable square feet of new, renewal, and expansion leases.
•In May 2026, we closed on the acquisition of land underlying the properties at 111 West 33rd Street and 1400 Broadway for an aggregate purchase price of $110.0 million.
Results of Operations
The discussion below relates to our results of operations for the three and six months ended June 30, 2026 and 2025, respectively.
Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025
The following table summarizes the historical results of operations:

	Three Months Ended June 30,
	2026			2025			Change	%
(amounts in thousands)	Real Estate Segment	Observatory Segment	Total	Real Estate Segment	Observatory Segment	Total
Revenues:
Rental revenue	$165,166	$—	$165,166	$153,540	$—	$153,540	$11,626	7.6%
Observatory revenue	—	24,225	24,225	—	33,899	33,899	(9,674)	(28.5)%
Lease termination fees	—	—	—	464	—	464	(464)	(100.0)%
Third-party management and other fees	268	—	268	408	—	408	(140)	(34.3)%
Other revenues and fees	7,240	—	7,240	2,939	—	2,939	4,301	146.3%
Total revenues	172,674	24,225	196,899	157,351	33,899	191,250	5,649	3.0%
Operating expenses:
Property operating expenses	47,774	—	47,774	44,880	—	44,880	(2,894)	(6.4)%
Ground rent expenses	1,506	—	1,506	2,332	—	2,332	826	35.4%
General and administrative expenses	25,123	—	25,123	18,685	—	18,685	(6,438)	(34.5)%
Observatory expenses	—	11,795	11,795	—	9,822	9,822	(1,973)	(20.1)%
Real estate taxes	32,912	—	32,912	32,607	—	32,607	(305)	(0.9)%
Goodwill impairment charge	—	166,113	166,113	—	—	—	(166,113)	N/A
Depreciation and amortization	50,333	56	50,389	47,760	42	47,802	(2,587)	(5.4)%
Total operating expenses	157,648	177,964	335,612	146,264	9,864	156,128	(179,484)	(115.0)%
Operating income (loss)	15,026	(153,739)	(138,713)	11,087	24,035	35,122	(173,835)	(494.9)%
Intercompany rent revenue (expense)	14,771	(14,771)	—	20,666	(20,666)	—	—	—%
Other income (expense):
Interest income	1,419	156	1,575	1,715	152	1,867	(292)	(15.6)%
Interest expense	(27,805)	—	(27,805)	(25,126)	—	(25,126)	(2,679)	(10.7)%
Gain on disposition of properties	124,622	—	124,622	—	—	—	124,622	N/A
Income (loss) before income taxes	128,033	(168,354)	(40,321)	8,342	3,521	11,863	(52,184)	(439.9)%
Income tax (expense) benefit	(443)	1,210	767	(159)	(319)	(478)	1,245	260.5%
Net income (loss)	127,590	(167,144)	(39,554)	8,183	3,202	11,385	(50,939)	(447.4)%
Private perpetual preferred unit distributions	(1,051)	—	(1,051)	(1,051)	—	(1,051)	—	—%
Net income (loss) attributable to common unitholders	$126,539	$(167,144)	$(40,605)	$7,132	$3,202	$10,334	$(50,939)	(492.9)%
Real Estate Segment
Rental Revenue
The increase in rental revenue during the three months ended June 30, 2026 compared to the three months ended June 30, 2025 was primarily attributable to higher base rent from new or renewed tenants, increases in tenant reimbursement income, and the net impact of acquisitions and dispositions made during 2025 and 2026 as disclosed in "Financial Statements - Note 3. Acquisitions and Dispositions" in this Quarterly Report on Form 10-Q.
Other Revenues and Fees
The increase in other revenues and fees during the three months ended June 30, 2026 compared to the three months ended June 30, 2025 was primarily due to receiving real estate tax abatement refunds related to 2024 and 2025.
Property Operating Expenses
The increase in property operating expenses during the three months ended June 30, 2026 compared to the three months ended June 30, 2025 was primarily due to higher repair and maintenance costs, operating payroll costs and utilities costs.
General and Administrative Expenses
The increase in general and administrative expenses during the three months ended June 30, 2026 compared to the three months ended June 30, 2025 was primarily due to $5.5 million of severance costs.
Gain on Disposition of Properties
The gain on disposition activity for the three months ended June 30, 2026 relates to the disposition of 250 West 57th Street in New York, New York. See "Financial Statements - Note 3. Acquisitions and Dispositions" for additional details.

Observatory Segment
Observatory Revenue
Observatory revenues were lower due to a continued decline in visitation during the three months ended June 30, 2026 compared to the three months ended June 30, 2025 from a reduction in pass program performance and a continued decrease in international visitors.
Goodwill Impairment Charge
We recognized a non-cash goodwill impairment charge of $166.1 million during the three months ended June 30, 2026 as a result of a decline in projected performance and expected future cash flows due to a sustained decline in visitor volume from a reduction in pass program performance and a continued decrease in international visitors. The $61.4 million goodwill remaining in the Observatory reporting unit remains at risk of future impairment if the fair value of the reporting unit decreases due to changes in the amount and timing of expected future cash flows, decreases in visitation in excess of expectations, an inability to execute management’s business strategies, or general market conditions. See "Financial Statements - Note 4. Deferred Costs, Acquired Lease Intangibles and Goodwill" for additional details.
Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025

	Six Months Ended June 30,
	2026			2025			Change	%
(amounts in thousands)	Real Estate Segment	Observatory Segment	Total	Real Estate Segment	Observatory Segment	Total
Revenues:
Rental revenue	$331,271	$—	$331,271	$308,082	$—	$308,082	$23,189	7.5%
Observatory revenue	—	42,735	42,735	—	57,060	57,060	(14,325)	(25.1)%
Lease termination fees	1,356	—	1,356	464	—	464	892	192.2%
Third-party management and other fees	545	—	545	839	—	839	(294)	(35.0)%
Other revenues and fees	11,317	—	11,317	4,871	—	4,871	6,446	132.3%
Total revenues	344,489	42,735	387,224	314,256	57,060	371,316	15,908	4.3%
Operating expenses:
Property operating expenses	95,518	—	95,518	89,940	—	89,940	(5,578)	(6.2)%
Ground rent expenses	3,837	—	3,837	4,663	—	4,663	826	17.7%
General and administrative expenses	43,216	—	43,216	35,625	—	35,625	(7,591)	(21.3)%
Observatory expenses	—	19,663	19,663	—	17,940	17,940	(1,723)	(9.6)%
Real estate taxes	67,525	—	67,525	65,657	—	65,657	(1,868)	(2.8)%
Goodwill impairment charge	—	166,113	166,113	—	—	—	(166,113)	N/A
Depreciation and amortization	100,505	103	100,608	96,495	86	96,581	(4,027)	(4.2)%
Total operating expenses	310,601	185,879	496,480	292,380	18,026	310,406	(186,074)	(59.9)%
Operating income (loss)	33,888	(143,144)	(109,256)	21,876	39,034	60,910	(170,166)	(279.4)%
Intercompany rent revenue (expense)	27,592	(27,592)	—	35,826	(35,826)	—	—	—%
Other income (expense):
Interest income	1,880	308	2,188	5,428	225	5,653	(3,465)	(61.3)%
Interest expense	(55,942)	—	(55,942)	(52,064)	—	(52,064)	(3,878)	(7.4)%
Interest expense associated with property in receivership	—	—	—	(647)	—	(647)	647	100.0%
Gain on disposition of properties	124,622	—	124,622	13,170	—	13,170	111,452	846.3%
Income (loss) before income taxes	132,040	(170,428)	(38,388)	23,589	3,433	27,022	(65,410)	(242.1)%
Income tax (expense) benefit	(585)	2,414	1,829	(365)	506	141	1,688	1,197.2%
Net income (loss)	131,455	(168,014)	(36,559)	23,224	3,939	27,163	(63,722)	(234.6)%
Private perpetual preferred unit distributions	(2,101)	—	(2,101)	(2,101)	—	(2,101)	—	—%
Net income (loss) attributable to common unitholders	$129,354	$(168,014)	$(38,660)	$21,123	$3,939	$25,062	$(63,722)	(254.3)%
Real Estate Segment
Rental Revenue
The increase in rental revenue during the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was primarily attributable to the net impact of acquisitions and dispositions made during 2025 and 2026 as disclosed in "Financial Statements - Note 3. Acquisitions and Dispositions" in this Quarterly Report on Form 10-Q, higher base rent from new and renewed tenants, and increases in tenant reimbursement income.

Other Revenues and Fees
The increase in other revenues and fees during the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was primarily due to receiving real estate tax abatement refunds related to 2024 and 2025.
Property Operating Expenses
The increase in property operating expenses during the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was primarily due to higher operating payroll costs and utilities costs.
General and Administrative Expenses
The increase in general and administrative expenses during the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was primarily due to $5.5 million of severance costs.
Interest Income
The decrease in interest income during the six months ended June 30, 2026 compared to the six months ended June 30, 2025 is primarily due to lower cash balances due to property acquisitions during 2025 and 2026, the $120.0 million paydown of the revolving credit facility and the $100.0 million Series A senior unsecured notes in March 2025. See "Financial Statements - Note 5. Debt" in this Quarterly Report on Form 10-Q.
Interest Expense
The increase in interest expense was attributable to the December 2025 issuance of Series L senior unsecured notes and the additional draws on the revolving credit facility during 2026, partially offset by the December 2025 repayment of the Metro Center mortgage.
Gain on Disposition of Properties
The gain on disposition activity for the six months ended June 30, 2026 relates to the disposition of 250 West 57th Street in New York, New York. The gain on disposition activity for the six months ended June 30, 2025 represents the deconsolidation of the mezzanine debt obligation in connection with the completion of the consensual foreclosure of First Stamford Place in Stamford, Connecticut in February 2025. See "Financial Statements - Note 3. Acquisitions and Dispositions" for additional details.
Observatory Segment
Observatory Revenue
Observatory revenues were lower due to a continued decline in visitation during the six months ended June 30, 2026 compared to the six months ended June 30, 2025, from a reduction in pass program performance and a continued decrease in international visitors.
Goodwill Impairment Charge
We recognized a non-cash goodwill impairment charge of $166.1 million during the six months ended June 30, 2026 as a result of a decline in projected performance and expected future cash flows due to a sustained decline in visitor volume from a reduction in pass program performance and a continued decrease in international visitors. The $61.4 million goodwill remaining in the Observatory reporting unit remains at risk of future impairment if the fair value of the reporting unit decreases due to changes in the amount and timing of expected future cash flows, decreases in visitation in excess of expectations, an inability to execute management’s business strategies, or general market conditions. See "Financial Statements - Note 4. Deferred Costs, Acquired Lease Intangibles and Goodwill" for additional details.
Liquidity and Capital Resources
Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, including lease-up costs, fund our redevelopment and repositioning programs, acquire properties, make distributions to our securityholders and fulfill other general business needs. Based on the historical experience of our management and our business strategy, in the foreseeable future we anticipate we will continue to generate positive cash flows from operations. In order for ESRT to qualify as a REIT, ESRT is required under the Internal Revenue Code of 1986 to distribute to its stockholders, on an annual basis, at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains. We expect to make quarterly distributions, as required, to our securityholders.
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
At June 30, 2026, we had $85.6 million available in cash and cash equivalents and there was $445.0 million available under our unsecured revolving credit facility.
At June 30, 2026, we had approximately $2.2 billion of total indebtedness outstanding, with a weighted average interest rate of 4.70% and a weighted average maturity of 4.5 years.
Portfolio Transaction Activity
In June 2026, we closed on the sale of 250 West 57th Street at a sale price of $275.0 million, which included the purchaser's assumption of the $180.0 million mortgage.
In May 2026, we completed the purchase of land underlying the properties at 111 West 33rd Street and 1400 Broadway, which carried remaining ground lease terms of approximately 51 and 38 years, respectively, for an aggregate purchase price of $110.0 million.
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
Unsecured Revolving Credit and Term Loan Facilities
As of June 30, 2026, unsecured term loan facilities, net, amounted to $337.1 million. We have no unsecured term loans maturing until March 2029.
Subsequent to quarter-end, in July 2026, we entered into a first amendment to our amended and restated credit agreement, dated November 14, 2025, with Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto, which governs our senior unsecured term loan credit facility (the “Wells Term Loan Facility”). The Wells Term Loan Facility has a $490.0 million initial maximum principal amount, comprised of the existing $245.0 million term loan credit facility and an incremental $245.0 million delayed draw term loan facility. The delayed draw term loan facility may be drawn in six months following the closing date. The senior unsecured term loan credit facility matures on January 15, 2031 and the delayed draw term loan facility matures on January 12, 2032.
As of June 30, 2026, we had $175.0 million borrowings under the Revolving Credit Facility.
See "Financial Statements - Note 5. Debt" for more information on our unsecured revolving credit and term loan facilities.
Financial Covenants
As of June 30, 2026, we were in compliance with the following financial covenants related to our unsecured facilities:

Financial Covenant	Required	June 30, 2026	In Compliance
Maximum total leverage	< 60%	37.9%	Yes
Maximum secured leverage	< 40%	7.9%	Yes
Minimum fixed charge coverage	> 1.50x	2.6x	Yes
Minimum unencumbered interest coverage	> 1.75x	3.6x	Yes
Maximum unsecured leverage	< 60%	38.1%	Yes
Mortgage Debt
As of June 30, 2026, mortgage notes payable, net, amounted to $443.1 million. Our next mortgage debt maturity is for $30.0 million in May 2027.
In March 2026, we closed on a $53.5 million mortgage loan at 10 Union Square East. The 10-year interest-only loan has a fixed rate of 5.33%, which includes the effect of treasury locks executed in connection with the refinancing of the $50.0 million loan that matured on April 1, 2026.
See "Financial Statements - Note 5. Debt" for more information on mortgage debt.
Senior Unsecured Notes
As of June 30, 2026, senior unsecured notes, net, amounted to $1.3 billion. We have no senior unsecured notes maturing until March 2027.
Subsequent to quarter-end, in July 2026, we closed on the issuance and sale of $130.0 million aggregate principal amount of 5.99% Series M Senior Notes due July 15, 2032.
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

Office Properties(1)

	Six Months Ended June 30,
Total New Leases, Expansions, and Renewals(3)	2026	2025
Number of leases signed(4)	26	37

Total square feet	454,655	451,143
Weighted average annualized cash rent per square foot for new and renewal leases executed during the year	$69.86	$68.78
Weighted average annualized cash rent per square foot for previous leases	60.42	62.04
Percentage of new cash rent over previously escalated rents	15.6%	10.9%

Leasing commission costs per square foot(5)	$28.78	$25.52
Tenant improvement costs per square foot(5)	92.17	68.53
Total leasing commissions and tenant improvement costs per square foot(5)	$120.95	$94.05
Total leasing commissions and tenant improvement costs per square foot per year of weighted average lease term	$12.24	$10.19

Retail Properties(1)(2)

	Six Months Ended June 30,
Total New Leases, Expansions, and Renewals(3)	2026	2025
Number of leases signed(4)	6	5

Total square feet	40,628	11,513
Weighted average annualized cash rent per square foot for new and renewal leases executed during the year	$296.46	$261.14
Weighted average annualized cash rent per square foot for previous leases	374.22	302.68
Percentage of new cash rent over previously escalated rents	(20.8)%	(13.7)%

Leasing commission costs per square foot(5)	$89.17	$85.97
Tenant improvement costs per square foot(5)	63.89	25.02
Total leasing commissions and tenant improvement costs per square foot(5)	$153.06	$110.99
Total leasing commissions and tenant improvement costs per square foot per year of weighted average lease term	$10.51	$14.78
_______________
(1)Office activity excludes an aggregate of 409,281 and 475,744 rentable square feet of retail space in our office properties in 2026 and 2025, respectively, that is included in the retail activity for the respective years.
(2)Includes base retail in our multifamily properties.
(3)The number of leases signed includes "Early Renewals" which are leases signed over two years prior to the lease expiration.
(4)Presents a renewed and expansion lease as one lease signed.
(5)Presents all tenant improvement and leasing commission costs as if they were incurred in the period in which the lease was signed, which may be different than the period in which they were actually paid.

(amounts in thousands)	Six Months Ended June 30,
Total Commercial Portfolio	2026	2025
Capital expenditures (1)	$30,988	$26,035
_______________
(1)Includes all capital expenditures, excluding tenant improvements and leasing commission costs.
As of June 30, 2026, we expect to incur additional costs relating to obligations under existing lease agreements of approximately $107.3 million for tenant improvements and leasing commissions. We intend to fund the tenant improvements and leasing commission costs through a combination of operating cash flow, cash on hand and other borrowings.
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
Distribution to Equity Holders
Distributions amounting to $21.5 million and $21.6 million have been accrued or paid to equity holders for the six months ended June 30, 2026 and 2025, respectively.
Stock and Publicly Traded Operating Partnership Unit Repurchase Program
ESRT's Board of Directors authorized the repurchase of up to $500.0 million of ESRT's Class A common stock and our Series ES, Series 250 and Series 60 operating partnership units from January 1, 2026 through December 31, 2027. Under the program, ESRT may purchase ESRT Class A common stock and we may purchase our Series ES, Series 250 and Series 60 operating partnership units in accordance with applicable securities laws from time to time in the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by ESRT and us at our discretion and will be subject to stock price, availability, trading volume, general market conditions, and applicable securities laws. The authorization does not obligate us to acquire any particular amount of securities, and the program may be suspended or discontinued at our discretion without prior notice. As of June 30, 2026, ESRT had $500.0 million remaining of the authorized repurchase amount. There were no repurchases of equity securities during the three months ended June 30, 2026. See "Financial Statements - Note 10. Capital."
Cash Flows
Comparison of Six Months Ended June 30, 2026 to the Six Months Ended June 30, 2025
Net cash. Cash and cash equivalents and restricted cash were $128.2 million and $136.7 million as of June 30, 2026 and 2025, respectively. The decrease was primarily the result of the following changes in cash flows:
Operating activities. Net cash provided by operating activities decreased by $21.4 million to $88.5 million primarily due to increases in rent concessions from new and renewed tenants and changes in working capital.
Investing activities. Net cash used in investing activities decreased by $21.3 million to $134.3 million primarily due to the $75.7 million net proceeds from the disposition of 250 West 57th Street in June 2026, and the $74.7 million decrease in capital expenditures in the six months ended June 30, 2026 compared to the six months ended June 30, 2025. This was partially offset by our acquisition activities in 2026 which included the $114.3 million acquisition, inclusive of transactions costs, of land underlying the properties at 111 West 33rd Street and 1400 Broadway in May 2026, and the $46.5 million acquisition, inclusive of transaction costs and closing credits, of a retail property on North 6th Street in Williamsburg in March 2026 compared to the $31.7 million acquisition, inclusive of transaction costs and closing credits, of two retail properties on North 6th Street in Williamsburg in June 2025.
Financing activities. Net cash provided by financing activities increased by $254.4 million to $7.6 million primarily due to the net $30.0 million borrowings on the unsecured revolving credit facility in the six months ended June 30, 2026 compared to the repayments in the six months ended June 30, 2025, which included $120.0 million repayments of the unsecured revolving credit facility and the $100.0 million repayment of Series A senior unsecured notes. See "Financial Statements - Note 5. Debt."
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
The following table presents a reconciliation of our net income (loss), the most directly comparable GAAP measure, to NOI:

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2026	2025	2026	2025
	(unaudited)		(unaudited)
Net income (loss)	$(39,554)	$11,385	$(36,559)	$27,163
Add:
General and administrative expenses	25,123	18,685	43,216	35,625
Depreciation and amortization	50,389	47,802	100,608	96,581
Interest expense	27,805	25,126	55,942	52,064
Interest expense associated with property in receivership	—	—	—	647
Goodwill impairment charge	166,113	—	166,113	—
Income tax expense (benefit)	(767)	478	(1,829)	(141)
Less:
Gain on disposition of properties	(124,622)	—	(124,622)	(13,170)
Third-party management and other fees	(268)	(408)	(545)	(839)
Interest income	(1,575)	(1,867)	(2,188)	(5,653)
Net operating income	$102,644	$101,201	$200,136	$192,277

Other Net Operating Income Data
Straight-line rental revenue	$12,340	$3,748	$19,549	$9,031
Net increase in amortization of rental revenue from above- and below-market leases	$384	$840	$1,054	$1,638
Amortization of acquired below-market ground leases	$1,249	$1,958	$3,207	$3,916
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
Core Funds From Operations
Core FFO adds back to Modified FFO the following items: loss on early extinguishment of debt, acquisition expenses, severance expenses, IPO litigation expense, goodwill impairment charge and interest expense associated with property in receivership. The Company believes Core FFO is an important supplemental measure of its operating performance because it excludes non-recurring items. There can be no assurance that Core FFO presented by the Company is comparable to similarly titled measures of other REITs. Core FFO does not represent cash generated from operating activities and should not be considered as an alternative to net income (loss) determined in accordance with GAAP or to cash flow from operating activities determined in accordance with GAAP. Core FFO is not indicative of cash available to fund ongoing cash needs, including the ability to make cash distributions. In future periods, we may also exclude other items from Core FFO that we believe may help investors compare our results.
The following table presents a reconciliation of our net income (loss), the most directly comparable GAAP measure, to FFO, Modified FFO and Core FFO:

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2026	2025	2026	2025
	(unaudited)		(unaudited)
Net income (loss)	$(39,554)	$11,385	$(36,559)	$27,163
Private perpetual preferred unit distributions	(1,051)	(1,051)	(2,101)	(2,101)
Real estate depreciation and amortization	49,463	46,921	98,755	94,792
Gain on disposition of properties	(124,622)	—	(124,622)	(13,170)
FFO attributable to common unitholders	(115,764)	57,255	(64,527)	106,684
Amortization of below-market ground leases	1,249	1,958	3,207	3,916
Modified FFO attributable to common unitholders	(114,515)	59,213	(61,320)	110,600
Interest expense associated with property in receivership	—	—	—	647
Severance expenses	5,536	—	5,536	—
Goodwill impairment charge	166,113	—	166,113	—
Core FFO attributable to common unitholders	$57,134	$59,213	$110,329	$111,247

Weighted average Operating Partnership units
Basic	268,947	266,899	268,870	266,985
Diluted	268,947	269,951	268,870	269,739
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
As of June 30, 2026, there were approximately 1.0 million rentable square feet of space in our portfolio available to occupy (including leases signed but not yet commenced) representing 12.1% of the net rentable square footage of the properties in our commercial portfolio. In addition, leases representing 3.1% and 5.9% of net rentable square footage of the properties in our commercial portfolio will expire in 2026 and in 2027, respectively. These leases are expected to represent approximately 3.0% and 5.6%, respectively, of our annualized rent for such periods. Our revenues and results of operations can be impacted by expiring leases that are not renewed or re-leased or that are renewed or re-leased at base rental rates equal to, above or below the current average base rental rates. Further, our revenues and results of operations can also be affected by downtime after space is vacated and the costs we incur to re-lease available space, including payment of leasing commissions, redevelopments and build-to-suit remodeling that may not be borne by the tenant.
Observatory Operations
For the six months ended June 30, 2026, the Observatory hosted 800,000 visitors, compared to 1,057,000 visitors for the six months ended June 30, 2025, a decrease of 24.3%. Observatory revenue for the six months ended June 30, 2026 was $42.7 million, a 25.1% decrease from $57.1 million for the six months ended June 30, 2025. Observatory revenues were lower primarily from a reduction in pass program performance and a continued decrease in international visitors.
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
Outlook
We believe the global economy, including the real estate sector, currently navigates an environment of uncertainty around inflation, interest rates, tariffs, economic growth, geopolitical unrest, and volatile oil prices. There have been concerns about the challenges of refinancing existing low interest rate loans at higher rates. Additionally, the risk of slower global economic growth could impact the number of visitors to the Empire State Building Observation Deck, as well as our pricing power.
Despite this global economic backdrop, we believe that ESRT is in a good competitive position with diversified drivers of income across office, retail, multifamily and the Empire State Building Observation Deck. ESRT’s New York City-focused portfolio is modernized, amenitized, well-located and energy efficient, with high indoor environmental quality, competitive rental rates and strong leased percentages.
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
During the second quarter of 2026, the Company identified triggering events indicating that the fair value of its Observatory reporting unit may have declined below its carrying amount, including goodwill, due to a sustained decline in visitor volume from a reduction in pass program performance and a continued decrease in international visitors. As a result of a decline in the projected performance and expected future cash flows of the Observatory reporting unit, the Company engaged a third-party valuation consulting firm and performed an interim quantitative goodwill analysis as of June 30, 2026. The quantitative analysis used a discounted cash flow method (a form of the income approach) utilizing Level 3 unobservable inputs. Significant assumptions under the income approach included revenue and cost projections, weighted average cost of capital and long-term growth rate. As a result of the quantitative analysis, the carrying value of the Observatory reporting unit, including goodwill, exceeded its estimated fair value, and the Company recognized a non-cash goodwill impairment charge of $166.1 million for the three and six months ended June 30, 2026, in the Company’s consolidated statements of operations.
Although the Company does not currently anticipate significant changes in the assumptions used in the quantitative analysis, many of the assumptions underlying the estimated fair value of the Observatory reporting unit are inherently uncertain, are outside of our control, and actual results may differ materially from the Company’s estimates. The remaining goodwill relating to the Observatory reporting unit of $61.4 million remains at risk of future impairment if the fair value of the reporting unit decreases due to changes in the amount and timing of expected future cash flows, decreases in visitation in excess of expectations, an inability to execute management’s business strategies, or general market conditions, such as economic downturns and changes in interest rates, which may impact discount rates.

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
As of June 30, 2026, we have interest rate SOFR swap and cap agreements with an aggregate notional value of $566.0 million and which mature between December 31, 2026 and November 1, 2033. The "variable to fixed" interest rate swaps have been designated as cash flow hedges and are deemed highly effective with fair values in an asset position of $10.4 million, which is included in prepaid expenses and other assets on the consolidated balance sheet as of June 30, 2026.
As of June 30, 2026, the weighted average interest rate on the $2.1 billion of fixed-rate indebtedness outstanding was 4.67% per annum, each with maturities at various dates through April 1, 2036. As of June 30, 2026, our floating rate debt of $125.0 million represented 5.6% of our total indebtedness.
As of June 30, 2026, the fair value of our outstanding debt was approximately $2.2 billion, which was approximately $0.1 billion less than the book value as of such date. Interest risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure.
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
As of June 30, 2026, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of ESRT management, including ESRT's Chief Executive Officer and its Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures at the end of the period covered by this report. Based on the foregoing, ESRT's Chief Executive Officer and its Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including ESRT's Chief Executive Officer and its Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
No significant changes to our internal control over financial reporting were identified in connection with the evaluation referenced above that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See “Financial Statements - Note 9. Commitments and Contingencies” for a description of legal proceedings.

ITEM 1A. RISK FACTORS
As of June 30, 2026, there have been no material changes to the risk factors. See the section entitled "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2025, and any additional factors that may be contained in any filing we make with the SEC.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.
Recent Purchases of Equity Securities
Stock and Publicly Traded Operating Partnership Unit Repurchase Program
ESRT's Board of Directors authorized the repurchase of up to $500.0 million of ESRT's Class A common stock and our Series ES, Series 250 and Series 60 operating partnership units from January 1, 2026 through December 31, 2027. Under the program, ESRT may purchase ESRT Class A common stock and we may purchase our Series ES, Series 250 and Series 60 operating partnership units in accordance with applicable securities laws from time to time in the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by ESRT and us at our discretion and will be subject to stock price, availability, trading volume, general market conditions, and applicable securities laws. The authorization does not obligate us to acquire any particular amount of securities, and the program may be suspended or discontinued at our discretion without prior notice. As of June 30, 2026, ESRT had $500.0 million remaining of the authorized repurchase amount. There were no repurchases of equity securities during the three months ended June 30, 2026.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
(a) None.
(b) None.
(c) During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1
First Amendment to the Amended and Restated Credit Agreement, dated July 17, 2026, among Empire State Realty OP, L.P., Empire State Realty Trust, Inc., Wells Fargo Bank, National Association, as administrative agent, the subsidiary guarantors thereto and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed July 17, 2026).

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
EMPIRE STATE REALTY OP, L.P.
By: Empire State Realty Trust, Inc., its general partner

Date:	August 6, 2026	By: /s/ Stephen V. Horn
Stephen V. Horn
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)